Form 10-Q
period 2000-03-31
MAIN STREET TRUST INC
filed 2000-05-12
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number: 0-30031

                            MAIN STREET TRUST, INC.
                            -----------------------
                (Exact name of Registrant as specified in its charter)


  Illinois                                              37-1338484
----------------                                       -------------
(State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                       Number)


                 100 West University, Champaign, Illinois 61820
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (217)  351-6500
                          -----------------------------
               (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X     NO
             -----

Indicate the number of shares outstanding of the registrant's common stock, as of May 8, 2000:

         Main Street Trust, Inc. Common Stock             10,067,001

                                Table of Contents

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                       3

         Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations              8

         Item 3.  Quantitative and Qualitative Disclosures                  26
                            About Market Risk


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         27

         Item 2.  Changes in Securities                                     27

         Item 3.  Defaults Upon Senior Securities                           27

         Item 4.  Submission of Matters to a Vote of Security Holders       27

         Item 5.  Other Information                                         28

         Item 6.  Exhibits and Reports on Form 8-K                          30

SIGNATURES                                                                  31

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 March 31, 2000 (Unaudited) and December 31, 1999
                          (in thousands, except share data)

                                                                                                  March 31,            December 31,
                                                                                                     2000                 1999
                                                                                                     ----                 ----
ASSETS

Cash and due from banks                                                                          $     46,020        $     48,328
Federal funds sold and interest earning deposits                                                       30,925              39,022
Investments in debt and equity securities:
  Available-for-sale, at fair value                                                                   219,878             206,844
  Held-to-maturity, at cost (fair value of $85,781 and
      $87,780 at March 31, 2000 and December 31, 1999, respectively)                                   88,349              89,935
  Non-marketable equity securities                                                                      3,261               3,261
Loans, net of allowance for loan losses of $9,049 and $8,682 at March 31, 2000
      and December 31, 1999, respectively                                                             599,257             601,888
Mortgage loans held for sale                                                                              764               1,393
Premises and equipment                                                                                 21,917              22,505
Accrued interest receivable                                                                             8,769               9,182
Other assets                                                                                           12,992              13,388
                                                                                                 -------------       -------------
         Total assets                                                                            $  1,032,132        $   1,035,746
                                                                                                 =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                                                $     81,361        $     82,955
     Demand, interest bearing                                                                         227,431             230,394
     Savings                                                                                          147,471             143,133
     Time, $100 and over                                                                               88,371              92,382
     Other time                                                                                       251,357             246,211
                                                                                                 -------------       -------------
         Total deposits                                                                               795,991             795,075

  Federal funds purchased, repurchase agreements,
       and notes payable                                                                               73,849              79,140
  Federal Home Loan Bank advances and other borrowings                                                 32,019              32,058
  Accrued interest payable                                                                              4,039               3,611
  Other liabilities                                                                                     9,619               9,781
                                                                                                 -------------       -------------
         Total liabilities                                                                            915,517             919,665
                                                                                                 ------------        -------------

Stockholders' equity:
   Preferred stock, no par value; 2,000,000 shares authorized                                               -                   -
   Common stock, $0.01 par value; 15,000,000 shares authorized;
     10,077,056 and 10,075,021 shares issued at March 31, 2000 and
     December 31, 1999, respectively                                                                      101                 101
   Paid in capital                                                                                     35,404              35,370
   Retained earnings                                                                                   84,592              83,972
   Accumulated other comprehensive income (loss)                                                       (3,482)             (3,362)
                                                                                                 --------------      --------------
         Total stockholders' equity                                                                   116,615              116,081
                                                                                                 -------------       -------------
         Total liabilities and stockholders' equity                                              $  1,032,132        $   1,035,746
                                                                                                 =============       =============

See accompanying notes to consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2000 and 1999
                   (Unaudited, in thousands, except share data)

Interest income:                                                                                       2000                1999
                                                                                                       ----                ----
   Loans and fees on loans                                                                       $     12,891        $     10,767
   Investments in debt and equity securities
      Taxable                                                                                           3,961               4,469
      Tax-exempt                                                                                          474                 479
   Federal funds sold and interest earning deposits                                                       548                 401
                                                                                                 -------------       ------------
         Total interest income                                                                         17,874              16,116

Interest expense:
   Demand, savings, and other time deposits                                                             5,861               5,527
   Time deposits $100 and over                                                                          1,215               1,022
   Federal funds purchased, repurchase agreements, and notes payable                                    1,005                 665
   Federal Home Loan Bank advances and other borrowings                                                   459                 384
                                                                                                 -------------       ------------
         Total interest expense                                                                         8,540               7,598
                                                                                                 -------------       ------------

         Net interest income                                                                            9,334               8,518
Provision for loan losses                                                                                 136                 151
                                                                                                 -------------       ------------
         Net interest income after provision for loan losses                                            9,198               8,367

Non-interest income:
   Remittance processing                                                                                1,875               2,041
   Trust and brokerage fees                                                                             1,373               1,169
   Service charges on deposit accounts                                                                    393                 368
   Securities transactions, net                                                                             2                  11
   Gain on sales of mortgage loans, net                                                                    34                 258
   Other                                                                                                  642                 607
                                                                                                 -------------       ------------
         Total non-interest income                                                                      4,319               4,454

Non-interest expenses:
   Salaries and employee benefits                                                                       5,130               4,688
   Merger related professional fees                                                                     2,452                   -
   Occupancy                                                                                              561                 596
   Equipment                                                                                              743                 769
   Data processing                                                                                        385                 289
   Office supplies                                                                                        292                 268
   Service charges from correspondent banks                                                               299                 291
   Other                                                                                                1,236                 980
                                                                                                 -------------       -------------
         Total non-interest expenses                                                                   11,098               7,881

         Income before income taxes                                                                     2,419               4,940
Income taxes                                                                                            1,425               1,532
                                                                                                 -------------       -------------
         Net income                                                                              $        994        $      3,408
                                                                                                 =============       =============
Per share data:
   Basic earnings per share                                                                      $       0.10       $        0.34
   Weighted average shares of common stock outstanding                                             10,076,672          10,115,762

   Diluted earnings per share                                                                    $       0.10       $        0.33
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                                      10,289,718          10,334,394

See accompanying notes to consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended March 31, 2000 and 1999
                   (Unaudited, in thousands, except share data)


                                                                                                          2000                1999
                                                                                                          ----                ----
Net Income                                                                                       $         994       $       3,408
Other comprehensive income (loss):
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of
                ($62) and ($515), for March 31, 2000 and 1999, respectively                               (119)               (999)
         Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $1 and $4, for March 31, 2000 and 1999,
              respectively                                                                                  (1)                 (7)
                                                                                                 --------------      --------------
         Other comprehensive income (loss), net of tax                                                    (120)             (1,006)
                                                                                                 --------------      --------------
         Comprehensive Income                                                                    $         874       $       2,402
                                                                                                 ==============      =============

See accompanying notes to consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Three Months Ending March 31, 2000 and 1999
                            (Unaudited, in thousands)


                                                                                                        2000                  1999
                                                                                                        ----                  ----
Cash flows from operating activities:
   Net income                                                                                    $         994       $       3,408
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                                        700                 640
      Amortization of bond premiums, net                                                                    92                 251
      Provision for loan losses                                                                            136                 151
      Securities transactions, net                                                                          (2)                (11)
      Gain on sales of mortgage loans, net                                                                 (34)               (258)
      Decrease in accrued interest receivable                                                              413                 881
      Increase In accrued interest payable                                                                 428                 111
      Increase (decrease) in other assets                                                                  536              (1,153)
      (Increase) decrease in other liabilities                                                            (162)              1,274

      Stock appreciation rights                                                                             (9)                  3
      Proceeds from sales of mortgage loans originated for sale                                          3,902              29,443
      Mortgage loans originated for sale                                                                (3,239)            (18,296)
                                                                                                 --------------      --------------
                           Net cash provided by operating activities                                     3,755              16,444
                                                                                                 --------------      --------------


Cash flows from investing activities:

      Net decrease (increase) in loans                                                                   2,410             (17,665)
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity                                                                                 1,260              10,993
        Available-for-sale                                                                               3,160              42,022
      Proceeds from sales of investments:
        Available-for-sale                                                                                   -               3,000
      Purchases of investments in debt and equity securities:
        Held-to-maturity                                                                                  (524)            (15,908)
        Available-for-sale                                                                             (17,196)            (43,495)
      Principal paydowns from mortgage-backed securities:
        Held-to-maturity                                                                                   834                 776
        Available-for-sale                                                                                 746               1,629
      Purchases of premises and equipment                                                                 (105)               (933)
                                                                                                 --------------      --------------
                           Net cash used in investing activities                                        (9,415)            (19,581)
                                                                                                 --------------      --------------

Cash flows from financing activities:
      Net (decrease) increase in demand and savings deposits                                              (219)              1,601
      Net (decrease) increase in time deposits $100 and over                                            (4,011)              4,427
      Net increase (decrease) in other time deposits                                                     5,146              (1,818)
      Net (decrease) increase in federal funds purchased,
                 repurchase agreements and notes payable                                                (5,291)              8,904
      Net decrease in Federal Home Loan Bank advances and other borrowings                                 (39)               (806)
      Cash dividends paid                                                                                 (359)               (786)
      Treasury stock transactions, net                                                                      28                (399)
                                                                                                 --------------      --------------
                           Net cash (used in) provided by financing activities                          (4,745)             11,123
                                                                                                 --------------      --------------
                           Net (decrease) increase in cash and cash equivalents                        (10,405)              7,986
Cash and cash equivalents at beginning of year                                                          87,350              68,954
                                                                                                 --------------      --------------
Cash and cash equivalents at end of period                                                       $      76,945       $      76,940
                                                                                                 ==============      ==============
Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
        Interest                                                                                 $       8,112       $       7,487
        Income taxes                                                                                       939                 328
      Real estate acquired through or in lieu of foreclosure                                                85                 410
      Dividends declared not paid                                                                            -                 425

See accompanying notes to consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation
------------------------------

         The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999, and schedules included in BankIllinois Financial Corporation's Form 10-K filed on March 22, 2000, and in Main Street Trust's Form 8-K filed on May 10, 2000 with respect to First Decatur BancShares Audited Consolidated Financial Statements.

         In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

         Results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000.

         For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

         Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications have no effect on previously reported net income.

Note 2.  Business Combination
-----------------------------

         On August 12, 1999, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. entered into an Agreement and Plan of Merger which provided for a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger, which was completed on March 23, 2000, has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include both companies. As a result of the merger, former stockholders of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. received 5,550,724 and 4,526,332 shares of Company common stock, respectively.

         The Company operates 19 banking centers and is the parent company of BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc., a telecommunications bill processing company.

Note 3.  New Accounting Rules and Regulations
---------------------------------------------

         In June 1998, Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which originally required the Statement to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt the Statement effective January 1, 2001.

Note 4.  Income per Share
-------------------------

         Net income per common share has been computed as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                    2000              1999
                                                                    ----              ----
Net Income                                                     $     994,000     $     3,408,000
                                                               =============     ===============
Shares:
    Weighted average common shares outstanding                    10,076,672          10,115,762
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method              197,573             203,194
    Dilutive effect of outstanding SARs, as determined
        by the application of the treasury stock method               15,473              15,438
                                                               -------------     ---------------
    Weighted average common shares outstanding,
        as adjusted                                               10,289,718          10,334,394
                                                               =============     ===============
Basic earnings per share                                       $        0.10     $          0.34
                                                               =============     ===============
Diluted earnings per share                                     $        0.10     $          0.33
                                                               =============     ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

                               Financial Condition
                               -------------------

Assets and Liabilities

         Total assets remained stable with assets of $1,032,000 at March 31, 2000 compared to $1,036,000 at December 31, 1999. There were decreases in all asset categories except securities available-for-sale.

         Federal funds sold and interest earning deposits decreased $8,097,000, or 20.8%, at March 31, 2000 compared to December 31, 1999. This decrease was a result of excess federal funds sold being used to fund the increase in securities available-for-sale.

         Loans decreased $2,631,000, or 0.4% from December 31, 1999 to March 31, 2000. Included in this change was a decrease of $4,697,000, or 2.5% in commercial, financial and agricultural loans. This decrease was somewhat offset by an increase of $1,758,000, or 0.6% in residential real estate and an increase of $675,000, or 0.5%, in installment and consumer loans.

         Cash and due from banks decreased $2,308,000, or 4.8%, at March 31, 2000 compared to December 31, 1999. This decrease was primarily attributable to a decrease in cash on hand, offset somewhat by higher due from banks and cash items in process of collection. Cash on hand had been increased at December 31, 1999, in anticipation of potential Year 2000 needs.

         Mortgage loans held for sale decreased $629,000, or 45.2%, at March 31, 2000 compared to December 31, 1999. This decrease was primarily due to lower demand in the mortgage loan area at March 31, 2000 than at December 31, 1999 when lower interest rates led to more refinancing as well as origination of new mortgage loans.

         Premises and equipment decreased $588,000, or 2.6%, from December 31, 1999 to March 31, 2000. This decrease was primarily due to depreciation expense, offset somewhat by purchases.

         Other assets decreased $396,000, or 3.0%, from December 31, 1999 to March 31, 2000. This decrease was primarily caused by capitalized merger costs of $698,000 at December 31, 1999, which were expensed during March 2000. Somewhat offsetting this decrease was an increase of $480,000 in accrued trust income.

         Investments in securities available-for-sale increased $13,034,000, or 6.3%, at March 31, 2000 compared to December 31, 1999. Investments in securities held-to-maturity decreased $1,586,000, or 1.8%, at March 31, 2000 compared to December 31, 1999. The net increase in investments in debt and equity securities was a result of shifting funds from federal funds sold and interest earning deposits as well as cash and due from banks to higher yielding investment securities.

         Total liabilities decreased $4,148,000, or 0.5%, to $915,517,000 at March 31, 2000 from $919,665,000 at December 31, 1999. Decreases in federal funds purchased, repurchase agreements, and notes payable, as well as other liabilities and Federal Home Loan Bank advances and other borrowings were somewhat offset by increases in total deposits and accrued interest payable.

         Federal funds purchased, repurchase agreements, and notes payable decreased $5,291,000, or 6.7%, from $79,140,000 at December 31, 1999 to
$73,849,000 at March 31, 2000. Included in this change were decreases in repurchase agreements of $4,505,000, federal funds purchased of $608,000, and notes payable of $178,000.

         Total deposits increased $916,000, or 0.1%, from $795,075,000 at December 31, 1999 to $795,991,000 at March 31, 2000. The increase in deposits included an increase of $5,146,000, or 2.1%, in other time deposits and an increase of $4,338,000, or 3.0%, in savings deposits. Somewhat offsetting these increases were decreases of $4,011,000, or 4.3%, in time deposits of $100,000 and over, $2,963,000, or 1.3%, in interest bearing demand deposits, and $1,594,000, or 1.9%, in non-interest bearing demand deposits.

Investment Securities
---------------------

         The carrying value of investments in debt and equity securities was as follows for March 31, 2000 and December 31, 1999:

                          Carrying Value of Securities
                                  (in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                March 31, 2000         December 31, 1999
-------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury                                                     $38,512             $37,601
     Federal agencies                                                  150,221             139,812
     Mortgage-backed securities                                         13,903              14,870
     State and municipal                                                10,615              10,220
     Corporate and other obligations                                       318                 320
     Marketable equity securities                                        6,309               4,021
-------------------------------------------------------------------------------------------------------------
               Total available-for-sale                               $219,878            $206,844
=============================================================================================================

Held-to-maturity:
     Federal agencies                                                  $28,995             $28,994
     Mortgage-backed securities                                         26,347              27,193
     State and municipal                                                33,007              33,748
-------------------------------------------------------------------------------------------------------------
               Total held-to-maturity                                  $88,349             $89,935
=============================================================================================================

Non-marketable equity securities                                        $3,261              $3,261
-------------------------------------------------------------------------------------------------------------
               Total securities                                       $311,488            $300,040
=============================================================================================================

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2000. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                              (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                 March 31, 2000
----------------------------------------------------------------------------------------------------------------------------
                                  1 year             1 to 5             5 to 10            Over
                                  or less             years              years           10 years               Total
                             Amount    Rate      Amount   Rate      Amount    Rate    Amount    Rate      Amount    Rate
----------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
U.S. Treasury                $23,466   5.68%   $ 15,046    6.08%   $      -       -    $    -        -  $ 38,512      5.84%
Federal agencies              21,263   5.55%     80,916    5.93%     44,085    6.32%    3,957     6.96%  150,221      6.02%
Mortgage-backed securities     2,145   6.24%      9,310    6.78%      2,204    6.83%      244     7.16%   13,903      6.71%
State and municipal               49   5.86%      1,266    5.06%      3,700    4.77%    5,600     4.97%   10,615      4.92%
Other securities                  25   7.50%        293    7.85%          -      -          -      -         318      7.82%
Marketable equity securities1      -     -            -      -            -      -          -      -       6,309        -
-----------------------------------------------------------------------------------------------------------------------------
Total                        $46,948           $106,831             $49,989            $9,801           $219,878
-----------------------------------------------------------------------------------------------------------------------------
Average Yield (TE)                     5.65%               6.02%               6.23%              5.83%               5.98%
=============================================================================================================================
Securities held-to-maturity
 Federal agencies           $      -     -      $26,995    5.72%    $ 2,000    6.40%   $    -        -   $28,995      5.77%
 Mortgage-backed securities    5,188   5.85%     19,174    5.68%      1,673    5.91%      312     6.18%   26,347      5.73%
 State and municipal           2,368   4.66%     15,863    4.22%     13,238    4.95%    1,538     5.93%   33,007      4.63%
-----------------------------------------------------------------------------------------------------------------------------
Total                         $7,556            $62,032             $16,911            $1,850            $88,349
=============================================================================================================================
Average Yield (TE)                     5.48%               5.32%               5.22%              5.97%               5.33%
=============================================================================================================================
Non-marketable equity securities1  -      -           -       -           -       -         -        -   $ 3,261         -
=============================================================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans
-----

         The following tables present the amounts and percentages of loans for March 31, 2000 and December 31, 1999 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                              (dollars in thousands)

--------------------------------------------------------------------------------------------------------------
                                                       March 31, 2000                December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                      Amount   Percentage           Amount    Percentage
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $183,733       30.20%             $188,430        30.86%
Real estate                                          295,813       48.63%              294,055        48.16%
Installment and consumer1                            128,760       21.17%              128,085        20.98%
---------------------------------------------------------------------------------------------------------------
     Total loans                                    $608,306   100.00%                $610,570       100.00%
===============================================================================================================

1Net of unearned discount


         The balance of loans outstanding as of March 31, 2000 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                              (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                               1 year              1-5            Over 5
                                                               or less            years            years             Total
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                         $103,051          $59,375           $21,307         $183,733
Real estate                                                      40,050          129,702           126,061          295,813
Installment and consumer1                                        29,134           95,237             4,389          128,760
-----------------------------------------------------------------------------------------------------------------------------
     Total                                                     $172,235         $284,314          $151,757         $608,306
=============================================================================================================================
Percentage of total loans outstanding                            28.31%           46.74%            24.95%          100.00%
=============================================================================================================================

1 Net of unearned discount

Capital
-------

         Total stockholders' equity increased $534,000 from December 31, 1999 to March 31, 2000. The change is summarized as follows:

                                                             (in thousands)
                                                             --------------
Stockholders' equity, December 31, 1999                            $116,081
Net income                                                              994
Treasury stock transactions, net                                         28
Stock appreciation rights                                                (9)
Cash dividends declared                                                (359)
Other comprehensive income                                             (120)
                                                             ---------------
Stockholders' equity, March 31, 2000                               $116,615
                                                             ===============


     On April 3, 2000, the board of directors of the Company declared a cash dividend of $0.10 per share of the Company's common stock. The dividend of $1,008,000 was paid on April 21, 2000 to holders of record on April 10, 2000.

         The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

         As of March 31, 2000, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

                 The Company's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                                 To be well
                                                                                             Capitalized under

                                                                        For capital          prompt corrective
                                                   Actual            adequacy purposes:      action provisions:
                                          -------------------------------------------------------------------------
                                                 Amount      Ratio       Amount      Ratio        Amount     Ratio
                                          -------------------------------------------------------------------------
As of March 31, 2000:
  Total capital
      (to risk-weighted assets)
     Consolidated                              $128,201      19.2%      $53,360       8.0%           N/A
     BankIllinois                               $60,266      15.7%      $30,686       8.0%       $38,357     10.0%
     First National Bank of Decatur             $39,274      16.3%      $19,236       8.0%       $24,045     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                              $119,855      18.0%      $26,680       4.0%           N/A
     BankIllinois                               $55,434      14.5%      $15,343       4.0%       $23,014      6.0%
     First National Bank of Decatur             $36,263      15.1%       $9,618       4.0%       $14,427      6.0%
   Tier I capital
      (to average assets)
     Consolidated                              $119,855      11.4%      $42,070       4.0%           N/A
     BankIllinois                               $55,434       9.9%      $22,485       4.0%       $28,106      5.0%
     First National Bank of Decatur             $36,263       9.1%      $16,603       4.0%       $20,004      5.0%

Interest Rate Sensitivity
-------------------------

         The concept of interest rate sensitivity attempts to gauge exposure of the Company's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of the Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. The Company monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

                  The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2000:

                                  Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                        (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                1-30          31-90       91-180        181-365        Over
                                                Days          Days         Days           Days        1-year        Total
------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:

   Federal funds sold
     and interest earning deposits          $     30,925  $          - $          -  $           - $          - $      30,925
   Debt and equity securities *                    8,679        11,980       12,563         30,504      247,762       311,488
   Loans **                                      123,791        32,600       35,375         36,812      380,492       609,070
------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets           $    163,395  $     44,580 $     47,938  $      67,316 $    628,254 $     951,483
------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

   Savings and interest-bearing
     demand deposits***                     $     16,789  $      1,348 $      2,022  $       4,052 $    153,980 $     178,191
   Money market savings deposits                 143,015             -            -              -            -       143,015
   Time deposits                                  34,797        40,707       56,820         71,998      135,406       339,728
   Federal funds purchased,
      repurchase agreements, and notes
      payables                                    65,466         3,253        2,419          2,711            -        73,849
   FHLB advances and other
      other borrowings                                 5             9        1,014            214       30,777        32,019
------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities      $    260,072  $     45,317 $     62,275  $      78,975 $    320,163 $     766,802
------------------------------------------------------------------------------------------------------------------------------
Net asset (liability) funding gap               ($96,677)        ($737)    ($14,337)      ($11,659) $    308,091 $     184,681
------------------------------------------------------------------------------------------------------------------------------
Repricing gap                                       0.63          0.98         0.77           0.85         1.96          1.24
Cumulative repricing gap                            0.63          0.68         0.70           0.72         1.24          1.24
==============================================================================================================================

*     Debt  and  equity  securities   include   securities   available-for-sale,
      securities held to maturity, and non-marketable equity securities.

** Loans are gross and include mortgage loans held-for-sale.

*** The total of savings and interest-bearing demand deposits does not include $53,696,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

      Included in the 1-30 day category of savings and interest-bearing demand deposits are non-core deposits plus a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months for each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits, as follows:

                                      1-30 Days        31-90 Days       91-180 Days      181-365 Days      Over 1 Year
                                      ---------        ----------       -----------      ------------      -----------
Savings and interest-bearing
   demand deposits                      0.45%             0.85%            1.25%             2.45%            95.0%


         At March 31, 2000, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $967,000 in the 1-30 days category and $974,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

         In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $29,000,000 from the Federal Home Loan Bank on a secured basis.

         The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationship of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

         The following table shows projected results at March 31, 2000 and December 31, 1999 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                                              Basis Point Change
                                                                              ------------------

                                                                     +200       +100       -100       -200
                           March 31, 2000                          (0.1%)     (0.1%)       0.1%       0.1%
                           December 31, 1999                       (0.7%)     (0.4%)       0.4%       0.7%

         As shown in the above table, there was only a slight change on the impact of interest rate changes on net interest income at March 31, 2000 compared to December 31, 1999. The Company continues to remain liability sensitive, causing a projected decrease in net interest income from an increase in interest rates, and having an opposite affect from a decrease in interest rates.

         The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to maximize current earnings while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

         At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

Liquidity and Cash Flows
------------------------

         The Company was able to meet liquidity needs during the first three months of 2000. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $10,405,000 from December 31, 1999 to March 31, 2000. This decrease came from net cash used in investing and financing activities offset by net cash provided by operating activities.

          There were differences in sources and uses of cash during the first three months of 2000 compared to the first three months of 1999. Less cash was used in the area of investing activities during the first three months of 2000 compared to the first three months of 1999 due to funding loan growth during 1999 compared to a slight decrease during 2000. More cash was used for purchases of investment securities compared to maturities and calls during 2000 than 1999 when cash was used to fund the growth in loans. Cash was used in the area of financing activities during the first three months of 2000 compared to cash provided by financing during the first three months of 1999. This was primarily due to use of funds in the areas of federal funds purchased, repurchase agreements and other notes as well as time deposits $100,000 and over during 2000 compared to a source of funds in these areas during 1999. Somewhat offsetting these uses of funds was a source of funds from other time deposits during 2000 compared to 1999. Less cash was provided by operating activities during the first three months of 2000 compared to the first three months of 1999, primarily due to lower volume of loans originated for sale. Lower earnings due to merger related expenses during the first three months of 2000, also contributed to less cash provided by operating activities.

Provision and Allowance for Loan Losses
---------------------------------------

         The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $9,049,000 at March 31, 2000 compared to $8,682,000 at December 31, 1999, as net recoveries were $231,000 and provisions totaled $136,000 during the first quarter. The allowance for loan losses as a percentage of total loans rose to 1.49% at March 31, 2000, compared to 1.42% at December 31, 1999 as gross loans, including loans held-for-sale, decreased slightly from $611,963,000 to $609,070,000. Net recoveries of $231,000 during the first quarter of 2000 stemmed primarily from a $300,000 recovery associated with a commercial credit.

         The allowance for loan losses as a percentage of non-performing loans was 1,503% at March 31, 2000. Non-performing loans, while increasing from $552,000 at December 31, 1999, remained within an acceptable range at $602,000. The $50,000 increase in non-performing loans during the first quarter resulted from a $65,000 increase in loans over 90 days past due and still accruing, somewhat offset by a $15,000 decrease in non-accruals. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio which are reasonably anticipated.

         The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                              (dollars in thousands)

------------------------------------------------------------------------------------------------------
                                                       March 31, 2000            March 31, 1999
------------------------------------------------------------------------------------------------------
Allowance for loan losses at
     beginning of year                                      $8,682                     $8,852
------------------------------------------------------------------------------------------------------
Charge-offs during period:
     Commercial, financial and agricultural                    ($9)                     ($434)
     Residential real estate                                   (14)                        -
     Installment and consumer                                 (139)                       (78)
------------------------------------------------------------------------------------------------------
          Total                                              ($162)                     ($512)
------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                   $335                        $46
     Residential real estate                                     1                          2
     Installment and consumer                                   57                         64
------------------------------------------------------------------------------------------------------
          Total                                               $393                       $112
------------------------------------------------------------------------------------------------------
               Net (charge-offs) recoveries                   $231                      ($400)
Provision for loan losses                                      136                        151
------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of quarter                 $9,049                     $8,603
------------------------------------------------------------------------------------------------------
Ratio of net charge-offs (recoveries) to
     average net loans                                       (0.04)%                     0.08%
======================================================================================================

         The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
------------------------------------------------------------------------------------------------------
                                                       March 31, 2000           December 31, 1999
------------------------------------------------------------------------------------------------------
Allocated:
     Commercial, financial and agricultural                 $3,164                     $3,476
     Residential real estate                                   799                        790
Installment and consumer                                       556                        452
     Installment and consumer                                1,287                      1,258
------------------------------------------------------------------------------------------------------
          Total allocated allowance                         $5,250                     $5,524
Unallocated allowances                                       3,799                      3,158
------------------------------------------------------------------------------------------------------
Total                                                       $9,049                     $8,682
======================================================================================================

         The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                        Nonperforming Loans (in thousands)
------------------------------------------------------------------------------
                                      March 31, 2000         December 31, 1999
==============================================================================
Nonaccrual loans                            1 $97                1 $112
==============================================================================
Loans past due 90 days or more               $505                  $440
==============================================================================
Renegotiated loans                            $98                  $104
==============================================================================

1 Includes $63,000 at March 31, 2000 and $112,000 at December 31, 1999 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations
                              ---------------------

Results of Operations For the Three Months Ended March 31, 2000
---------------------------------------------------------------

         The merger of equals to create the Company, which occurred at the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first quarter. These expenses had a significant effect on the reported net income of the combined company. Net income for the first three months of 2000 was $994,000, a $2,414,000, or 70.8%, decrease from $3,408,000 during the first three months of 1999. Basic earnings per share decreased $0.24, or 70.6%, to $0.10 in the first three months of 2000 from $0.34 in the same period of 1999. Diluted earnings per share decreased $0.23, or 69.7%, to $0.10 in the first three months of 2000 from $0.33 in the same period of 1999.

         Operating earnings for the three months ended March 31, 2000, were $3,859,000 compared to $3,408,000 for the same period in 1999, an increase of $451,000, or 13.2%. Basic earnings per share on operating earnings increased $0.04, or 11.8%, to $0.38 in the first three months of 2000 from $0.34 during the first three months of 1999. Diluted earnings per share on operating earnings increased $0.05, or 15.2%, to $0.38 in the first three months of 2000 from $0.33 in the same period of 1999. The difference between operating and net earnings was due to merger related expenses, net of tax, of $2,865,000 affecting the first quarter of 2000. The merger related expenses consisted of $2,452,000 of professional fees, $713,000 of early retirement and termination of employment contracts, offset by $300,000 of tax benefit. The Company anticipates additional non-recurring merger related expenses, which have not been quantified, during the remainder of 2000 as it positions itself for 2001 and beyond.

         The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                               (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------
                                                              2000                             1999
--------------------------------------------------------------------------------------------------------------------
                                                     Average                           Average
                                                     Balance  Interest   Rate          Balance  Interest   Rate
--------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $265,364    $3,961     5.97%      $308,756    $4,469     5.79%
Tax-exempt investment securities1 (TE)                42,285       718     6.79%        42,399       726     6.85%
Federal funds sold and interest earning
       deposits                                       35,385       548     6.19%        29,280       401     5.48%
Loans2,3 (TE)                                        598,691    12,902     8.62%       505,313    10,781     8.53%
--------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE)                  $941,725   $18,129     7.70%      $885,748   $16,377     7.40%
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $55,906                           $55,835
Premises and equipment                                22,184                            21,139
Other assets                                          21,931                            19,262
--------------------------------------------------------------------------------------------------------------------
     Total assets                                 $1,041,746                          $981,984
====================================================================================================================

Liabilities and Stockholders' Equity
Interest bearing demand deposits                    $215,403    $2,053     3.81%      $250,586    $2,071     3.31%
Savings                                              121,513       478     1.58%        75,356       300     1.59%
Time deposits                                        339,155     4,545     5.36%       316,321     4,178     5.28%
Federal funds purchased, repurchase
    agreements, and notes payable                     79,085     1,005     5.08%        65,002       665     4.09%
FHLB advances and other borrowings                    32,043       459     5.73%        27,305       384     5.63%
--------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest expense          $787,199    $8,540     4.34%      $734,570    $7,598     4.14%
--------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                  $67,921                          $117,660
Noninterest bearing savings deposits4                 56,961                             4,270
Other liabilities                                     12,873                            10,969
--------------------------------------------------------------------------------------------------------------------
     Total liabilities                              $924,954                          $867,469
Stockholders' equity                                 116,792                           114,515
--------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          stockholders' equity                    $1,041,746                          $981,984
--------------------------------------------------------------------------------------------------------------------
Interest spread (average
     rate earned minus
     average rate paid) (TE)                                               3.36%                             3.26%
====================================================================================================================
Net interest income (TE)                                        $9,589                            $8,779
====================================================================================================================
Net yield on interest
     earning assets (TE)                                                   4.07%                             3.96%
====================================================================================================================

Notes:
   1Investments in debt securities are included at carrying value.
   2Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
   3Loan fees of approximately $235,000 and $291,000 in 2000 and 1999, respectively, are included in total loan income. 4See definition of deposit accounts in the "Analysis of Volume and Rate Changes" discussion below.

         The following table presents, on a tax equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

---------------------------------------------------------------------------------------------------------------
                                                                    Analysis of Volume and Rate Changes
                                                                              (in thousands)
---------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended March 31, 2000
---------------------------------------------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                       from
                                                                     Previous      Due to       Due to
                                                                       Year        Volume        Rate
----------------------------------------------------------------------------------------------------------------
Interest Income
     Taxable investment securities                                     ($508)     ($1,330)         $822
     Tax-exempt investment
          securities (TE)                                                 (8)          (2)           (6)
     Federal funds sold and interest earning deposits                    147           90            57
     Loans (TE)                                                        2,121        2,011           110
----------------------------------------------------------------------------------------------------------------
          Total interest income (TE)                                  $1,752         $769          $983
----------------------------------------------------------------------------------------------------------------
Interest Expense
     Interest bearing demand and savings deposits1                      $160          $81           $79
     Time deposits                                                       367          305            62
     Federal funds purchased,
          repurchase agreements, and notes payable                       340          161           179
     FHLB advances and other borrowings                                   75           68             7
          Total interest expense                                        $942         $615          $327
----------------------------------------------------------------------------------------------------------------
Net Interest Income (TE)                                                $810         $154          $656
================================================================================================================

Notes:
   1Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for comparability.

         Net interest income on a tax equivalent basis was $810,000, or 9.2% higher for the first three months of 2000 compared to 1999. Total tax-equivalent interest income was $1,752,000, or 10.7% higher in 2000 compared to 1999, and interest expense increased $942,000, or 12.4%. The increase in interest income was due to both an increase in interest rates as well as higher average earning assets. The increase in interest expense was primarily due to an increase in average interest bearing liabilities as well as higher interest rates.

         The increase in total interest income was mainly due to an increase in interest income from loans as well as federal funds sold and interest earning deposits, offset somewhat by decreases in taxable and tax-exempt investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the first three months of 2000 compared to the first three months of 1999. The increase in interest from federal funds sold and interest earning deposits was primarily due to an increase in average balances during the period as well as an increase in rates. The decrease in taxable investment interest income was mainly due to a decrease in average taxable investments, offset somewhat by higher yields. The decrease in interest from tax-exempt investments was caused by lower yields as well as a decrease in average tax-exempt investments. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

         The increase in total interest expense was due to an increase in interest on time deposits; federal funds purchased, repurchase agreements and notes payable; interest bearing demand and savings deposits; and FHLB advances and other borrowings. Interest expense on time deposits increased during the first quarter of 2000 compared to the first quarter of 1999 mainly because of higher volume. Interest expense on federal funds purchased, repurchase agreements, and notes payable increased during 2000 compared to 1999 due to both higher rates and higher average balances. Also contributing to the increase in total interest expense was an increase in interest on interest bearing demand and savings deposits which was due to both an increase in the average balance and rates on these accounts. Interest expense on FHLB advances and other borrowings increased in the first quarter of 2000 compared to the first quarter of 1999 due to an increase in volume in this category. The lower average balance of interest bearing demand deposits and the higher average balance of savings deposits in the first quarter of 2000 compared to the first quarter of 1999 as shown in the "Consolidated Average Balance Sheet and Interest Rates" table above, was partially caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 2000. A portion of the Company had already performed this reclassification in March 1999. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

         The provision for loan losses recorded was $136,000 during the first three months of 2000. This was $15,000, or 9.9%, lower than the $151,000 recorded during the first three months of 1999. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

         Total non-interest income decreased $135,000, or 3.0%, during the first three months of 2000 compared to the first three months of 1999. Included in this decrease was a decrease of $224,000, or 86.8%, in gains on sales of mortgage loans held-for-sale. This decrease reflected a $25,541,000, or 86.7%, decrease in funded mortgage loans held-for-sale during the first quarter 2000 compared to the first quarter 1999 when significant growth occurred in this area due to lower interest rates. Remittance processing decreased $166,000, or 8.1%, during the first three months of 2000 compared to the same period 1999. Although the number of items processed is comparable between 2000 and 1999, there was a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Somewhat offsetting these decreases was a $204,000, or 17.5%, increase in trust and brokerage fees. The majority of this increase was due to the addition of new accounts as well as additions to existing accounts. The continued success of the stock market has also added to the increase in assets under management upon which fees are based.

         Total non-interest expense increased $3,217,000, or 40.8%, during the first three months of 2000 compared to the first three months of 1999. Of this increase, $2,452,000 was due to merger related expenses. Salaries and employee benefits increased $442,000, or 9.4%, during the first quarter of 2000 compared to the first quarter of 1999. Included in this increase was $713,000 due to expense related to early retirement and termination of employment contracts as a result of the merger. Somewhat offsetting this increase was a decrease in salaries and employee benefits for FirsTech which closed its Hammond processing center as well as reduced its number of employees.

Data processing expense increased $96,000, or 33.2% during the first three months of 2000 compared to the first three months of 1999. Included in this increase was the addition of imaging technology during the latter part of 1999 as well as an increase in the number of transactions processed.

         Income tax expense decreased $107,000, or 7.0%, during the first three months of 2000 compared to the first three months of 1999, due to $300,000 of tax benefit on expenses related to the merger offset by an increase of $193,000 due to higher operating income in 2000 resulting in more taxable income. The effective tax rate increased from 31.0% during the first quarter of 1999 to 58.9% during the first quarter of 2000 due to $2,292,000 of non-deductible merger related professional fees.

Business Segment Information
----------------------------

         The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                              Banking        Remittance
                                             Services          Services          Company       Eliminations           Total
--------------------------------------------------------------------------------------------------------------------------------
March 31, 2000


Total interest income               $          17,867         $      30      $        67   $          (90)   $          17,874
Total interest expense                          8,630                 -                -              (90)               8,540
Provision for loan losses                         136                 -                -                -                  136
Total non-interest income                       2,485             2,094               35             (295)               4,319
Total non-interest expense                      6,418             1,689            3,286             (295)              11,098
Income before income tax                        5,168               435           (3,184)               -                2,419
Income tax expense                              1,587               149             (311)               -                1,425
Net income                                      3,581               286           (2,873)               -                  994
Total assets                                1,021,046             6,299          120,747         (115,959)           1,032,132
Depreciation and amortization                     563               131                6                -                  700

March 31, 1999

Total interest income                $         16,118         $      21      $        44   $          (67)   $          16,116
Total interest expense                          7,665                 -                -              (67)               7,598
Provision for loan losses                         151                 -                -                -                  151
Total non-interest income                       2,463             2,167               35             (211)               4,454
Total non-interest expense                      6,011             1,964              117             (211)               7,881
Income before income tax                        4,754               224              (38)                -               4,940
Income tax expense                              1,469                76              (13)                -               1,532
Net income                                      3,285               148              (25)                -               3,408
Total assets                                  986,229             5,867          115,863         (114,410)             993,549
Depreciation and amortization                     542                92                6                 -                 640

Year 2000
---------

         The Year 2000 posed a unique set of challenges to those industries reliant on information technology. Financial institutions and bill processing companies are particularly dependent on electronic data processing systems. In late 1996, the Company started the process of identifying the hardware and software issues required to be addressed to assure Year 2000 compliance. The Company began by assessing the issues related to the Year 2000 and the potential for those issues to adversely affect the Company's and its subsidiaries' operations.

         As a result of the efforts of the Company's Year 2000 Committees, the Company and its subsidiaries experienced an uneventful transition from 1999 to 2000. There was no disruption of services to customers or with internal operations. Among the benefits derived from the time, effort and costs related to Year 2000 was a complete review and update of the Company's disaster recovery and contingency plans. As a result, the Company is now better prepared to deal with technical or natural disasters which could threaten the Company's operations. The Company will continue to remain aware of dates during 2000 which are considered critical and will address issues should they arise.

Recent Regulatory Developments
------------------------------

         On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

         National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for financial holding companies (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise expressly permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national banks.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. The Federal Reserve has issued an interim regulation establishing procedures for bank holding companies to elect to become financial holding companies. In addition, the Federal Reserve has issued interim regulations listing the financial activities permissible for financial holding companies and describing the parameters under which financial  holding companies may engage in securities and merchant banking activities. The Office of the Comptroller of the Currency has issued a regulation regarding the parameters under which national banks may establish and maintain financial subsidiaries. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. In addition, all federal bank regulatory agencies have jointly issued a proposed regulation that would implement the privacy provisions of the Act. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Company's subsidiary banks have not applied for or received approval to establish financial subsidiaries

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         See pages 14 through 17.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities
------------------------------

None

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On March 23, 2000, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. completed a merger into the Company. As a result of this merger transaction, the Company is the successor to BankIllinois Financial and First Decatur.

Each of BankIllinois Financial and First Decatur held a special meeting on March 21, 2000 to adopt the Agreement and Plan of Merger, dated August 12, 1999, by and among BankIllinois Financial, First Decatur and the Company. The voting on the matter was as follows:

         BankIllinois Financial Corporation:

                                    For          Against       Abstain       Broker Non- Votes        Total
Proposal to adopt the          4,697,243           6,967             361                 None     4,704,571
Agreement and Plan of Merger

         First Decatur Bancshares, Inc.:

                                    For          Against       Abstain       Broker Non- Votes        Total
Proposal to adopt the          2,462,550       119,520        182,900                    None     2,764,970
Agreement and Plan of Merger

Prior to the consummation of the merger transaction, all of the issued and outstanding shares of the Company were held in equal amounts by BankIllinois Financial and First Decatur, and the board of directors consisted of Gregory L. Lykins and John W. Luttrell. On March 22, 2000, the shareholders of the Company executed a unanimous written consent of shareholders adopting the Articles of Amendment and Restatement of Articles of Incorporation. There were 1,000 shares of common stock issued and outstanding on the dates the consent was executed.

Item 5.  Other Information
--------------------------

On March 23, 2000, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. completed a merger into Main Street Trust, Inc., a company formed by the two companies to serve their combined customer base located across central Illinois.

In the transaction, First Decatur's stockholders received 1.638 shares of the newly issued Main Street common stock for each share held of First Decatur and BankIllinois Financial stockholders received one share of Main Street stock for each share held of BankIllinois Financial.

The following unaudited proforma consolidated statements of income are presented to show the impact on the historical results of operations of Main Street Trust, Inc. pursuant to the merger.

No proforma adjustments were necessary based on the pooling of interests method of accounting. The unaudited proforma consolidated statements of income assume the merger was consummated on January 1 of the earliest indicated period.

The  unaudited  proforma  income  amounts do not  reflect any  potential  income enhancements or cost reductions that are expected to result from the consolidation of BankIllinois Financial and First Decatur operations and are not necessarily indicative of the results expected of the future combined operations. No assurances can be given with respect to the ultimate level of income enhancements or cost reductions to be realized.

The following information should be read in conjunction with and is qualified in its entirety by the consolidated financial statements and accompanying notes of BankIllinois Financial and First Decatur, included or incorporated by reference herein.

The unaudited proforma consolidated statements of income are intended for informational purposes and are not necessarily indicative of the future operating results of the combined company or of the operating results of the combined company that would have actually occurred had the merger been in effect for the period presented.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Unaudited Pro Forma Consolidated Statements of Income
                  Years Ended December 31, 1999, 1998 and 1997
                        (in thousands, except share data)

                                                                            1999             1998              1997
                                                                            ----             ----              ----
Interest income
  Loans and fees on loans                                       $         47,162  $        45,064   $        44,357
  Investments in debt and equity securities
    Taxable                                                               16,849           17,092            16,852
    Tax exempt                                                             1,945            1,517             1,085
         Federal funds sold and interest earning deposits                  1,254            2,007             1,411
                                                                       ---------        ---------         ---------
                       Total interest income                              67.210           65,680            63,705
Interest expense
         Demand, savings and other time deposits                          26,917           27,661            27,660
         Federal funds purchased, repurchase agreements
            and notes payable                                              3,225            2,727             2,579
         Federal Home Loan Bank advances and other borrowings              1,685            1,474               888
                                                                       ---------        ---------         ---------
                       Total interest expense                             31,827           31,862            31,127
                                                                       ---------        ---------         ---------
                       Net interest income                                35,383           33,818            32,578
Provisions for loan loss                                                     573              809               897
                                                                       ---------        ---------         ---------
                       Net interest income after provision for loan loss  34,810           33,009            31,681
Non-interest income
         Trust and brokerage fees                                          4,895            4,222             3,917
         Service charges                                                   2,699            2,707             2,930
         Remittance processing income                                      8,160            5,165             4,241
         Security transactions, net                                          140               66                11
         Gain on sales of mortgage loans, net                                654            1,101               553
         Other                                                             1,427            1,233             1,147
                                                                       ---------        ---------          --------
                       Total non-interest income                          17,975           14,494            12,799

Non-interest expense
         Salaries and employee benefits                                   18,065           16,749            15,606
         Occupancy                                                         2,367            2,500             2,656
         Equipment                                                         3,413            2,949             3,099
         Data processing                                                   1,247              978             1,059
         Service charges from correspondent banks                          1,428              841               603
         Reconciliation liability                                          2,500                -                 -
         Other                                                             6,912            6,484             5,988
                                                                       ---------        ---------          ---------
                       Total non-interest expense                         35,932           30,501            29,011
                       Income before income taxes                         16,853           17,002            15,469
Income Taxes                                                               5,165            5,318             4,977
                                                                       ---------        ---------          --------
                       Net Income                                $        11,688  $        11,684   $        10,492
                                                                       =========        =========          ========
Per share data:
         Basic earnings per share                                $          1.16  $          1.13   $          1.01
         Weighted average shares of common stock outstanding          10,088,479       10,369,606        10,393,917
         Diluted earnings per share                              $          1.13  $          1.10   $          1.00
         Weighted average shares of common stock and dilutive
           potential common shares outstanding                        10,304,661       10,578,297        10,541,122

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a.  Exhibits

27.  Financial Data Schedule

b.  Reports

On January 13, 2000, First Decatur Bancshares, Inc. filed a Form 8-K, which reported under Item 5 that a press release was issued announcing First Decatur's 1999 unaudited earnings.

On March 22, 2000, First Decatur Bancshares, Inc and BankIllinois Financial Corporation each filed a Form 8-K, which reported under Item 5 that stockholders of the respective corporations, at their special meetings, voted to approve the previously announced merger of the two companies into Main Street Trust, Inc.

On March 24, 2000, Main Street Trust, Inc filed a Form 8-K, which reported under
Item 5 that effective March 23, 2000, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. completed their merger into Main Street Trust, Inc.

On May 10, 2000,  Main Street Trust,  Inc.  filed a Form 8-K,  which filed under
Item  5  the  Audited   Consolidated   Financial  Statements  of  First  Decatur
BancShares, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:   May 12, 2000



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer