Form 10-Q
period 2000-06-30
MAIN STREET TRUST INC
filed 2000-08-09
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC.
                          ----------------------------
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

                                 (217) 351-6500
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X     NO
             -----

Indicate the number of shares outstanding of the registrant's common stock, as of August 4, 2000:
         Main Street Trust, Inc. Common Stock            10,036,744

                                Table of Contents

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                       3

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    10

         Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                      31


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         32

         Item 2.  Changes in Securities                                     32

         Item 3.  Defaults Upon Senior Securities                           32

         Item 4.  Submission of Matters to a Vote of Security Holders       32

         Item 5.  Other Information                                         32

         Item 6.  Exhibits and Reports on Form 8-K                          33

SIGNATURES                                                                  34

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                   (Unaudited in thousands, except share data)

                                                                                                   June 30,         December 31,
                                                                                                     2000              1999
                                                                                                 ---------------     -----------
ASSETS
Cash and due from banks                                                                          $     53,651        $     48,328
Federal funds sold and interest earning deposits                                                          663              39,022
Investments in debt and equity securities:
  Available-for-sale, at fair value                                                                   211,000             206,844
  Held-to-maturity, at cost (fair value of $85,583 and
         $87,780 at June 30, 2000 and December 31, 1999, respectively)                                 87,721              89,935
  Non-marketable equity securities                                                                      3,816               3,261
Loans, net of allowance  for loan losses of $9,031 and $8,682 at June 30, 2000
         and December 31, 1999, respectively                                                          623,644             601,888
Mortgage loans held for sale                                                                              833               1,393
Premises and equipment                                                                                 21,832              22,505
Accrued interest receivable                                                                             9,247               9,182
Other assets                                                                                           13,007              13,388
                                                                                                 -------------       -------------
         Total assets                                                                            $  1,025,414        $  1,035,746
                                                                                                 =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                                                $     89,063        $     82,955
     Demand, interest bearing                                                                         205,693             230,394
     Savings                                                                                          132,154             143,133
     Time, $100 and over                                                                               92,751              92,382
     Other time                                                                                       248,545             246,211
                                                                                                 -------------       -------------
         Total deposits                                                                               768,206             795,075
  Federal funds purchased, repurchase agreements, and notes payable                                    82,210              79,140
  Federal Home Loan Bank advances and other borrowings                                                 42,007              32,058
  Accrued interest payable                                                                              3,917               4,019
  Other liabilities                                                                                    10,799               9,373
                                                                                                 -------------       -------------
         Total liabilities                                                                            907,139             919,665
                                                                                                 -------------       -------------

Stockholders' equity:
   Preferred stock, no par value; 2,000,000 shares authorized                                               -                   -
   Common stock, $0.01 par value; 15,000,000 shares authorized;
     10,078,894 and 10,075,021 shares issued at June 30, 2000 and
     December 31, 1999, respectively                                                                      101                 101
   Paid in capital                                                                                     35,406              35,370
   Retained earnings                                                                                   86,485              83,972
   Accumulated other comprehensive income (loss)                                                       (3,128)             (3,362)
                                                                                                 --------------      --------------
                                                                                                      118,864             116,081
   Less: treasury stock, at cost, 28,564 and 0 shares
     At June 30, 2000 and December 31, 1999 respectively                                                 (589)                  -
                                                                                                 --------------      --------------
         Total stockholders' equity                                                                   118,275             116,081
                                                                                                 --------------      --------------

         Total liabilities and stockholders' equity                                              $  1,025,414        $  1,035,746
                                                                                                 =============       =============

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2000 and 1999
                   (Unaudited, in thousands, except share data)

Interest income:                                                                                       2000                1999
                                                                                                       ----                ----
   Loans and fees on loans                                                                       $     26,214        $     22,179
   Investments in debt and equity securities
      Taxable                                                                                           7,852               8,899
      Tax-exempt                                                                                          976                 962
   Federal funds sold and interest earning deposits                                                       862                 590
                                                                                                 -------------       ------------
         Total interest income                                                                         35,904              32,630

Interest expense:
   Demand, savings, and other time deposits                                                            11,859              11,028
   Time deposits $100 and over                                                                          2,371               2,104
   Federal funds purchased, repurchase agreements, and notes payable                                    1,980               1,510
   Federal Home Loan Bank advances and other borrowings                                                   919                 772
                                                                                                 -------------       ------------
         Total interest expense                                                                        17,129              15,414
                                                                                                 -------------       ------------

         Net interest income                                                                           18,775              17,216
Provision for loan losses                                                                                 267                 282
                                                                                                 -------------       ------------
         Net interest income after provision for loan losses                                           18,508              16,934

Non-interest income:
   Remittance processing                                                                                3,535               4,073
   Trust and brokerage fees                                                                             2,782               2,430
   Service charges on deposit accounts                                                                    825                 769
   Securities transactions, net                                                                           (14)                 43
   Gain on sales of mortgage loans, net                                                                    59                 366
   Other                                                                                                1,196               1,368
                                                                                                 -------------       ------------
         Total non-interest income                                                                      8,383               9,049

Non-interest expenses:
   Salaries and employee benefits                                                                       9,769               9,099
   Merger related professional fees                                                                     2,452                   0
   Occupancy                                                                                            1,117               1,184
   Equipment                                                                                            1,477               1,565
   Data processing                                                                                        775                 675
   Office supplies                                                                                        590                 556
   Service charges from correspondent banks                                                               575                 712
   Other                                                                                                1,986               2,189
                                                                                                 -------------       -------------
         Total non-interest expenses                                                                   18,741              15,980

         Income before income taxes                                                                     8,150              10,003
Income taxes                                                                                            3,239               3,119
                                                                                                 -------------       -------------
         Net income                                                                              $      4,911        $      6,884
                                                                                                 =============       =============

Per share data:
   Basic earnings per share                                                                      $       0.49       $        0.68
   Weighted average shares of common stock outstanding                                             10,070,726          10,101,573

   Diluted earnings per share                                                                    $       0.48       $        0.67
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                                      10,282,892          10,329,908

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income For the Six Months Ended June 30, 2000 and 1999
                   (Unaudited, in thousands, except share data)

                                                                                                          2000                1999
                                                                                                          ----                ----
Net Income                                                                                       $       4,911       $       6,884
Other comprehensive income:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of
                $116 and ($1,710), for June 30, 2000 and 1999, respectively                                225              (3,321)
         Less:  reclassification adjustment for gains (losses) included in net income, net of
                 tax of ($5) and $14 for June 30, 2000 and 1999, respectively                                9                 (28)
                                                                                                 -------------       --------------
         Other comprehensive income (loss), net of tax                                                     234              (3,349)
                                                                                                 -------------       --------------
         Comprehensive Income                                                                    $       5,145       $       3,535
                                                                                                 ==============      ==============

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2000 and 1999
                   (Unaudited, in thousands, except share data)


Interest income:                                                                                        2000                1999
                                                                                                        ----                ----
   Loans and fees on loans                                                                       $     13,323        $     11,412
   Investments in debt and equity securities
      Taxable                                                                                           3,891               4,430
      Tax-exempt                                                                                          502                 483
   Federal funds sold and interest earning deposits                                                       314                 189
                                                                                                 -------------       ------------
         Total interest income                                                                         18,030              16,514

Interest expense:
   Demand, savings, and other time deposits                                                             5,998               5,501
   Time deposits $100 and over                                                                          1,156               1,082
   Federal funds purchased, repurchase agreements, and notes payable                                      975                 845
   Federal Home Loan Bank advances and other borrowings                                                   460                 388
                                                                                                 -------------       ------------
         Total interest expense                                                                         8,589               7,816
                                                                                                 -------------       ------------

         Net interest income                                                                            9,441               8,698
Provision for loan losses                                                                                 131                 131
                                                                                                 -------------       ------------
         Net interest income after provision for loan losses                                            9,310               8,567

Non-interest income:
   Remittance processing                                                                                1,660               2,032
   Trust and brokerage fees                                                                             1,409               1,261
   Service charges on deposit accounts                                                                    432                 401
   Securities transactions, net                                                                           (16)                 32
   Gain on sales of mortgage loans, net                                                                    25                 108
   Other                                                                                                  554                 761
                                                                                                 -------------       ------------
         Total non-interest income                                                                      4,064               4,595

Non-interest expenses:
   Salaries and employee benefits                                                                       4,639               4,411
   Occupancy                                                                                              556                 588
   Equipment                                                                                              734                 796
   Data processing                                                                                        390                 386
   Office supplies                                                                                        298                 288
   Service charges from correspondent banks                                                               276                 421
   Other                                                                                                  750               1,209
                                                                                                 -------------       -------------
         Total non-interest expenses                                                                    7,643               8,099

         Income before income taxes                                                                     5,731               5,063
Income taxes                                                                                            1,814               1,587
                                                                                                 -------------       -------------
         Net income                                                                              $      3,917        $      3,476
                                                                                                 =============       =============

Per share data:
   Basic earnings per share                                                                      $       0.39       $        0.34
   Weighted average shares of common stock outstanding                                             10,067,003          10,087,381

   Diluted earnings per share                                                                    $       0.38       $        0.34
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                                      10,276,231          10,315,417


See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended June 30, 2000 and 1999
                   (Unaudited, in thousands, except share data)

                                                                                                          2000                1999
                                                                                                          ----                ----
Net Income                                                                                       $       3,917       $       3,476
Other comprehensive income:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of
                $178 and ($1,195), for June 30, 2000 and 1999, respectively                                344              (2,322)
         Less:  reclassification adjustment for gains (losses) included in net income, net of
                 tax of ($6) and $10, for June 30, 2000 and 1999, respectively                              10                 (21)
                                                                                                 -------------       --------------
         Other comprehensive income (loss), net of tax                                                     354              (2,343)
                                                                                                 -------------       --------------
         Comprehensive Income                                                                    $       4,271       $       1,133
                                                                                                 ==============      ==============

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ending June 30, 2000 and 1999
                           (Unaudited, in thousands)

                                                                                                        2000                  1999
                                                                                                        ----                  ----
Cash flows from operating activities:
   Net income                                                                                    $       4,911       $       6,884
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                                      1,409               1,294
      Amortization of bond premiums, net                                                                   156                 480
      Provision for loan losses                                                                            267                 282
      Securities transactions, net                                                                          14                 (43)
      Gain on sales of mortgage loans, net                                                                 (59)               (366)
      Other, net                                                                                           554                (207)
      Proceeds from sales of mortgage loans originated for sale                                          8,036              42,960
      Mortgage loans originated for sale                                                                (7,417)            (31,313)
                                                                                                 --------------      --------------
                           Net cash provided by operating activities                                     7,871              19,971
                                                                                                 --------------      -------------


Cash flows from investing activities:

      Net increase in loans                                                                            (22,108)            (47,001)
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity                                                                                 2,162              14,513
        Available-for-sale                                                                              16,184              66,119
      Proceeds from sales of investments:
        Available-for-sale                                                                               3,001               7,999
      Purchases of investments in debt and equity securities:
        Held-to-maturity                                                                                (1,964)            (21,608)
        Available-for-sale                                                                             (24,774)            (60,975)
        Non-marketable                                                                                    (555)                (41)
      Principal paydowns from mortgage-backed securities:

        Held-to-maturity                                                                                 1,985               1,731
        Available-for-sale                                                                               1,650               2,568
      Purchases of premises and equipment                                                                 (723)             (1,400)
                                                                                                 --------------      --------------
                           Net cash used in investing activities                                       (25,142)            (38,095)
                                                                                                 --------------      --------------

Cash flows from financing activities:
      Net decrease in deposits                                                                         (26,869)                (86)
      Net increase in federal funds purchased,
                 repurchase agreements and notes payable                                                 3,070              24,162
      Net increase (decrease) in Federal Home Loan Bank advances
                and other borrowings                                                                     9,949                (819)
      Cash dividends paid                                                                               (1,367)             (1,571)
      MSTI stock transactions, net                                                                        (548)             (1,262)
                                                                                                 --------------      --------------
                           Net cash (used in) provided by financing activities                         (15,765)             20,424
                                                                                                 --------------      -------------
                           Net (decrease) increase in cash and cash equivalents                        (33,036)              2,300
Cash and cash equivalents at beginning of year                                                          87,350              68,954
                                                                                                 --------------      -------------
Cash and cash equivalents at end of period                                                       $      54,314       $      71,254
                                                                                                 ==============      =============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
        Interest                                                                                 $      17,231       $      15,696
        Income taxes                                                                                     3,245               3,328
      Real estate acquired through or in lieu of foreclosure                                                85                 410
      Dividends declared not paid                                                                        1,005                 444

See accompanying notes to unaudited consolidated financial statements.

                   MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999, and schedules included in BankIllinois Financial Corporation's Form 10-K filed on March 22, 2000, and in Main Street Trust's Form 8-K filed on May 9, 2000 with respect to First Decatur Bancshares Inc., audited financial statements.

         In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

         Results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000.

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

         The Company operates 19 banking centers and is the parent company of BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc., a retail payment processing company.

Note 3.  New Accounting Rules and Regulations

         In June 1998, Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which originally required the Statement to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the Statement on Financial Accounting Standards No. 138 was issued to modify and clarify various provisions of Statement No. 133. The Company expects to adopt Statement No. 133, as amended by Statements No. 137 and 138, effective January 1, 2001.

Note 4.  Income per Share

         Net income per common share has been computed as follows:

                                                                        Six Months Ended              Three Months Ended
                                                                            June 30,                       June 30,
                                                                    2000              1999             2000          1999
                                                                    ----              ----             ----          ----
Net Income                                                     $   4,911,000     $     6,884,000 $   3,917,000  $    3,476,000
                                                               =============     =============== =============  ==============
Shares:
    Weighted average common shares outstanding                    10,070,726          10,101,573    10,067,003      10,087,381
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method              196,563             213,566       193,586         212,942
    Dilutive effect of outstanding SARs, as determined
        by the application of the treasury stock method               15,603              14,769        15,642          15,094
                                                               -------------     --------------- -------------  --------------
    Weighted average common shares outstanding,
        as adjusted                                               10,282,892          10,329,908    10,276,231      10,315,417
                                                               =============     =============== =============  ==============
Basic earnings per share                                       $        0.49     $          0.68 $        0.39  $         0.34
                                                               =============     =============== =============  ==============
Diluted earnings per share                                     $        0.48     $          0.67 $        0.38  $         0.34
                                                               =============     =============== =============  ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                               Financial Condition

Assets and Liabilities

         Total assets decreased $10,332,000, or 1.0%, to $1,025,000 at June 30, 2000 compared to December 31, 1999. Decreases in federal funds sold & other interest earning deposits, investments held-to-maturity, premises and equipment, mortgage loans held for sale and other assets were partially offset by increases in loans, cash and due from banks, investments available-for-sale, non-marketable equity securities and accrued interest receivable.

         Federal funds sold and interest earning deposits decreased $38,359,000, or 98.3%, from $39,022,000 at December 31, 1999 to $663,000 at June 30, 2000.
This decrease was primarily the result of excess federal funds sold being used to fund the increase in loans and investments as well as the result of a decrease in total deposits.

         Investments in securities held-to-maturity decreased $2,214,000, or 2.5%, at June 30, 2000 compared to December 31, 1999. Investments in securities available-for-sale increased $4,156,000, or 2.0%, at June 30, 2000 compared to December 31, 1999. The net increase in investments in debt and equity securities was the result of shifting funds from federal funds sold and interest earning deposits to higher yielding investment securities.

         Premises and equipment decreased $673,000, or 3.0%, from December 31, 1999 to June 30, 2000. This decrease was primarily due to depreciation expense, offset somewhat by purchases.

         Mortgage loans held for sale decreased $560,000, or 40.2%, at June 30, 2000 compared to December 31, 1999. This decrease was primarily due to lower demand in the mortgage loan area at June 30, 2000 than at December 31, 1999 when lower interest rates led to more refinancing as well as origination of new mortgage loans.

         Other assets decreased $381,000, or 2.8%, from December 31, 1999 to June 30, 2000. This decrease was primarily caused by capitalized merger costs of $698,000 at December 31, 1999, which were expensed during March 2000 and a decrease of $490,000 in FirsTech's accounts receivable. Somewhat offsetting this decrease was an increase of $976,000 in accrued trust income.

         Loans increased $21,756,000, or 3.6%, from December 31, 1999 to June 30, 2000. Included in this change were increases of $11,252,000, or 6.0%, in commercial, financial and agricultural loans, $5,768,000, or 2.0%, in real estate and $5,085,000, or 4.0%, in installment and consumer loans.

         Cash and due from banks increased $5,323,000, or 11.0%, at June 30, 2000 compared to December 31, 1999. This increase was primarily attributable to an increase in due from banks and cash items in process of collection offset somewhat by lower cash on hand. Cash on hand had been increased at December 31, 1999, in anticipation of potential Year 2000 needs.

         Non-marketable equity securities increased $555,000, or 17.0% at June 30, 2000 compared to December 31, 1999. This increase was primarily attributed to a $503,000 investment in a venture capital fund.

         Total liabilities decreased $12,526,000, or 1.4%, to $907,139,000 at June 30, 2000 from $919,665,000 at December 31, 1999. Decreases in deposits were somewhat offset by increases in Federal Home Loan Bank advances and other borrowings, federal funds purchased, repurchase agreements, and notes payable, and other liabilities.

         The market for deposits has been extremely competitive in 2000. Total deposits decreased $26,869,000, or 3.4%, from $795,075,000 at December 31, 1999 to $768,206,000 at June 30, 2000. The decrease in deposits included a decrease of $24,701,000, or 10.7%, in interest bearing demand deposits and a decrease of $10,979,000, or 7.7%, in savings deposits. Somewhat offsetting these decreases were increases of $6,108,000, or 7.4%, in non-interest bearing demand deposits, $2,334,000, or 0.9%, in other time deposits and $369,000, or 0.4%, in time $100,000 and over.

         Federal  Home  Loan  Bank  advances  and  other  borrowings   increased
$9,949,000,  or 31.0%,  from  $32,058,000 at December 31, 1999 to $42,007,000 at
June 30, 2000. This increase consisted of two $5,000,000 borrowings (one maturing in 30 days and the other maturing in 90 days), which became necessary due to the combination of loan growth and the decrease in deposits.

         Federal funds purchased, repurchase agreements, and notes payable increased $3,070,000, or 3.9%, from $79,140,000 at December 31, 1999 to
$82,210,000 at June 30, 2000. Included in this change were increases in federal funds purchased of $9,690,000 and notes payable of $30,000 offset by a decrease of $6,650,000 in repurchase agreements.

         Other liabilities increased $1,426,000, or 15.2% from $9,373,000 at December 31, 1999 to $10,799,000 at June 30, 2000. Included in this increase were $561,000 of additional dividends payable due to timing differences between the new merged organization and the prior separate companies as well as an increase in accrued expenses of $317,000 related to the restructuring of the new organization.

Investment Securities

         The carrying value of investments in debt and equity securities was as follows for June 30, 2000 and December 31, 1999:

                          Carrying Value of Securities
                                  (in thousands)

-------------------------------------------------------------------------------
                                            June 30, 2000     December 31, 1999
-------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury                                $26,673             $37,601
     Federal agencies                             152,333             139,812
     Mortgage-backed securities                    12,685              14,870
     State and municipal                           12,734              10,220
     Corporate and other obligations                  318                 320
     Marketable equity securities                   6,257               4,021
-------------------------------------------------------------------------------
               Total available-for-sale          $211,000            $206,844
===============================================================================

Held-to-maturity:
     Federal agencies                             $28,995             $28,994
     Mortgage-backed securities                    25,184              27,193
     State and municipal                           33,542              33,748
-------------------------------------------------------------------------------
               Total held-to-maturity             $87,721             $89,935
===============================================================================

Non-marketable equity securities                   $3,816              $3,261
-------------------------------------------------------------------------------
               Total securities                  $302,537            $300,040
===============================================================================

The following table shows the maturities and weighted-average yields of investment securities at June 30, 2000. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                                (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                  June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                  1 year             1 to 5             5 to 10            Over
                                  or less             years              years           10 years               Total
                             Amount    Rate      Amount   Rate      Amount  Rate      Amount   Rate      Amount    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
U.S. Treasury                $18,206   5.65%   $  8,467    6.03%   $     -        -    $    -        -  $ 26,673      5.77%
Federal agencies              18,997   5.48%     90,875    6.01%     38,508    6.31%    3,953     6.96%  152,333      6.04%
Mortgage-backed securities     2,215   6.58%      7,657    6.82%      1,819    6.76%      994     6.72%   12,685      6.77%
State and municipal               50   3.55%      1,532    5.27%      5,534    4.86%    5,618     4.97%   12,734      4.95%
Other securities                  25   7.50%        293    7.85%          -      -          -      -         318      7.82%
Marketable equity securities1      -     -            -      -            -      -          -      -       6,257        -
-----------------------------------------------------------------------------------------------------------------------------------
Total                        $39,493           $108,824            $ 45,861           $10,565           $211,000
-----------------------------------------------------------------------------------------------------------------------------------
Average Yield                          5.62%               6.06%               6.15%              5.88%               5.99%
===================================================================================================================================
Securities held-to-maturity
Federal agencies              $    -     -      $26,995    5.72%    $ 2,000    6.40%   $    -      -     $28,995      5.77%
Mortgage-backed securities     5,457   5.70%     17,747    5.68%      1,460    5.84%      520     6.13%   25,184      5.71%
State and municipal            1,886   4.72%     17,395    4.28%     13,027    4.93%    1,234     5.63%   33,542      4.61%
-----------------------------------------------------------------------------------------------------------------------------------
Total                         $7,343            $62,137             $16,487            $1,754            $87,721
===================================================================================================================================
Average Yield                          5.45%               5.31%               5.19%              5.78%               5.31%
===================================================================================================================================
Non-marketable equity securities1  -     -            -      -            -      -          -      -    $  3,816        -
===================================================================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

         The following tables present the amounts and percentages of loans for June 30, 2000 and December 31, 1999 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                              (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                        June 30, 2000                December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                      Amount   Percentage           Amount    Percentage
-----------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $199,682       31.56%             $188,430        30.86%
Real estate                                          299,823       47.39%              294,055        48.16%
Installment and consumer1                            133,170       21.05%              128,085        20.98%
-----------------------------------------------------------------------------------------------------------------
     Total loans                                    $632,675   100.00%                $610,570       100.00%
=================================================================================================================

1Net of unearned discount


         The balance of loans outstanding as of June 30, 2000 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                                (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                               1 year              1-5            Over 5
                                                               or less            years            years             Total
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                         $102,095          $71,946           $25,641         $199,682
Real estate                                                      44,488          131,302           124,033          299,823
Installment and consumer1                                        30,281           98,425             4,464          133,170
----------------------------------------------------------------------------------------------------------------------------
     Total                                                     $176,864         $301,673          $154,138         $632,675
============================================================================================================================
Percentage of total loans outstanding                            27.96%           47.68%            24.36%          100.00%
============================================================================================================================

1 Net of unearned discount

Capital

         Total stockholders' equity increased $2,194,000 from December 31, 1999 to June 30, 2000. The change is summarized as follows:

                                                               (in thousands)
                                                               --------------
Stockholders' equity, December 31, 1999                              $116,081
Net income                                                              4,911
Issuance of common stock                                                   31
Treasury stock transactions, net                                         (575)
Stock appreciation rights                                                 (31)
Purchase of fractional shares related to merger                            (4)
Cash dividends declared                                                (2,372)
Other comprehensive income                                                234
                                                            ------------------
Stockholders' equity, June 30, 2000                                  $118,275
                                                            ==================


     On June 21, 2000, the board of directors of the Company declared a cash dividend of $0.10 per share of the Company's common stock. The dividend of $1,005,000 was paid on July 20, 2000 to holders of record on July 7, 2000.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

         As of June 30, 2000, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's, BankIllinois' and First National Bank of Decatur's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                                 To be well
                                                                                             Capitalized under
                                                                        For capital          prompt corrective
                                                   Actual            Adequacy purposes:      action provisions:
                                          -------------------------------------------------------------------------
                                                 Amount      Ratio       Amount      Ratio        Amount     Ratio
                                          -------------------------------------------------------------------------
As of June 30, 2000:
   Total capital
      (to risk-weighted assets)
     Consolidated                              $129,750      18.9%      $54,859       8.0%           N/A
     BankIllinois                               $62,498      16.1%      $31,031       8.0%       $38,788     10.0%
     First National Bank of Decatur             $40,854      16.1%      $20,323       8.0%       $25,404     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                              $121,173      17.7%      $27,430       4.0%           N/A
     BankIllinois                               $57,615      14.9%      $15,515       4.0%       $23,273      6.0%
     First National Bank of Decatur             $37,675      14.8%      $10,161       4.0%       $15,242      6.0%
   Tier I capital
      (to average assets)
     Consolidated                              $121,173      11.7%      $41,471       4.0%           N/A
     BankIllinois                               $57,615      10.5%      $21,956       4.0%       $27,445      5.0%
     First National Bank of Decatur             $37,675       9.4%      $16,043       4.0%       $20,054      5.0%

Interest Rate Sensitivity

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

                  The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2000:

                                  Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                        (dollars in thousands)

                                                     1-30           31-90       91-180        181-365        Over
                                                     Days           Days         Days           Days        1-year        Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Federal funds sold
     and interest earning deposits             $           663  $           $           -  $           - $          - $         663
   Debt and equity securities *                          8,452         9,850       15,162         20,406      248,667       302,537
   Loans **                                             85,101        72,519       31,369         45,156      399,363       633,508
------------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets              $        94,216  $     82,369 $     46,531  $      65,562 $    648,030 $     936,708
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits***                        $         2,171  $      1,360 $      2,014  $       3,985 $    153,327 $     162,857
   Money market savings deposits                       130,972             -            -              -            -       130,972
   Time deposits                                        28,437        46,213       48,569        107,445      110,632       341,296
   Federal funds purchased,
      repurchase agreements, and notes
      payables                                          77,011         2,558          187            654        1,800        82,210
   FHLB advances and
      other borrowings                                   5,005         6,009           15            215       30,763        42,007
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities         $       243,596  $     56,140 $     50,785  $     112,299 $    296,522 $     759,342
------------------------------------------------------------------------------------------------------------------------------------
Net asset (liability) funding gap                    ($149,380)       26,229      ($4,254)      ($46,737) $   351,508 $     177,366
------------------------------------------------------------------------------------------------------------------------------------
Repricing gap                                             0.39          1.47         0.92           0.58         2.19          1.23
Cumulative repricing gap                                  0.39          0.59         0.64           0.62         1.23          1.23
====================================================================================================================================

*     Debt  and  equity  securities   include   securities   available-for-sale,
      securities held to maturity, and non-marketable equity securities.

** Loans are gross and include mortgage loans held-for-sale.

*** The total of savings and interest-bearing demand deposits does not include $44,018,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

         At June 30, 2000, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,493,800 in the 1-30 days category and $1,231,510 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

         In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $19,829,000 from the Federal Home Loan Bank on a secured basis.

         The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

         The following table shows projected results at June 30, 2000 and December 31, 1999 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                Basis Point Change
                                                ------------------
                                       +200       +100       -100       -200
  June 30, 2000                       (1.3%)     (0.6%)       0.6%       1.3%
  December 31, 1999                   (0.7%)     (0.4%)       0.4%       0.7%

         As shown in the above table, there was only a slight change on the impact of interest rate changes on net interest income at June 30, 2000 compared to December 31, 1999. The Company continues to remain liability sensitive, causing a projected decrease in net interest income from an increase in interest rates, and having an opposite affect from a decrease in interest rates.

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

Liquidity and Cash Flows

         The Company was able to meet liquidity needs during the first six months of 2000. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $33,036,000 from December 31, 1999 to June 30, 2000. This decrease came from net cash used in investing and financing activities offset by net cash provided by operating activities.

          There were differences in sources and uses of cash during the first six months of 2000 compared to the first six months of 1999. Less cash was used in the area of investing activities during the first six months of 2000 compared to the first six months of 1999 due to funding larger loan growth during 1999 compared to 2000. More cash was used for purchases of investment securities compared to maturities, calls and sales during 2000 than 1999 when cash was used to fund the growth in loans. Cash was used in the area of financing activities during the first six months of 2000 compared to cash provided by financing during the first six months of 1999. This was primarily due to the decrease in demand and savings deposits in 2000 compared to 1999 as well as a smaller increase in area of federal funds purchased, repurchase agreements and other notes during 2000 compared to 1999. Somewhat offsetting this was the increase in Federal Home Loan Bank advances and other borrowings during 2000 compared to a slight decrease during 1999. Less cash was provided by operating activities during the first six months of 2000 compared to the first six months of 1999, primarily due to lower volume of loans originated for sale.

Provision and Allowance for Loan Losses

         The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $9,031,000 at June 30, 2000 compared to $8,682,000 at December 31, 1999, as net recoveries were $82,000 and provisions totaled $267,000 during the first six months of 2000. The allowance for loan losses as a percentage of total loans rose slightly to 1.43% at June 30, 2000, compared to 1.42% at December 31, 1999 as gross loans, including loans held-for-sale, increased from $611,963,000 to 633,508,000. Net recoveries during the first six months of 2000 stemmed primarily from a $300,000 recovery associated with a commercial credit.

         The allowance for loan losses as a percentage of non-performing loans was 1,523% at June 30, 2000. Non-performing loans, while increasing from $552,000 at December 31, 1999, remained at an acceptable level of $593,000. The $40,000 increase in non-performing loans during the first six months resulted from an $80,000 increase in loans over 90 days past due and still accruing, which was partially offset by a $39,000 decrease in non-accruals. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio which are reasonably anticipated.

         The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                              (dollars in thousands)
-------------------------------------------------------------------------------
                                                  June 30, 2000   June 30, 1999
-------------------------------------------------------------------------------
Allowance for loan losses at
     beginning of year                               $8,682           $8,852
-------------------------------------------------------------------------------
Charge-offs during period:
     Commercial, financial and agricultural            ($10)           ($451)
     Residential real estate                            (18)               -
     Installment and consumer                          (361)            (233)
-------------------------------------------------------------------------------
          Total                                        ($389)          ($684)
-------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural             $383             $92
     Residential real estate                               1               2
     Installment and consumer                             87             116
-------------------------------------------------------------------------------
          Total                                         $471            $210
-------------------------------------------------------------------------------
               Net (charge-offs) recoveries              $82           ($474)
Provision for loan losses                                267             282
-------------------------------------------------------------------------------
Allowance for loan losses at end of quarter           $9,031          $8,660
===============================================================================
Ratio of net (charge-offs) recoveries to
     average net loans                                  0.01%          (0.09)%
===============================================================================

         The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
-------------------------------------------------------------------------------
                                             June 30, 2000    December 31, 1999
-------------------------------------------------------------------------------
Allocated:
     Commercial, financial and agricultural        $3,223              $3,476
     Residential real estate                          806                 790
Installment and consumer                              556                 452
     Installment and consumer                       1,308               1,258
-------------------------------------------------------------------------------
          Total allocated allowance                $5,337              $5,524
Unallocated allowances                              3,694               3,158
-------------------------------------------------------------------------------
Total                                               $9,031             $8,682
===============================================================================

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

                                           Nonperforming Loans (in thousands)
-------------------------------------------------------------------------------
                                        June 30, 2000         December 31, 1999
===============================================================================
Nonaccrual loans                           1 $73                  1 $112
===============================================================================
Loans past due 90 days or more              $520                    $440
===============================================================================
Renegotiated loans                           $94                    $104
===============================================================================

       1Includes  $52,000 at June 30, 2000 and  $112,000 at December 31, 1999 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations

Results of Operations For the Six Months Ended June 30, 2000

         The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first six months. These expenses had a significant effect on the reported net income of the combined entity. Net income for the first six months of 2000 was $4,911,000, a $1,973,000, or 28.7%, decrease from $6,884,000 during the first six months of 1999. Basic earnings per share decreased $0.19, or 27.9%, to $0.49 in the first six months of 2000 from $0.68 in the same period of 1999. Diluted earnings per share decreased $0.19, or 28.4%, to $0.48 in the first six months of 2000 from $0.67 in the same period of 1999.

         Operating earnings for the six months ended June 30, 2000, were $7,927,000 compared to $6,884,000 for the same period in 1999, an increase of $1,043,000, or 15.2%. Basic operating earnings per share increased $0.11, or 16.2%, to $0.79 in the first six months of 2000 from $0.68 during the first six months of 1999. Diluted operating earnings per share increased $0.10, or 14.9%, to $0.77 in the first six months of 2000 from $0.67 in the same period of 1999. The difference between operating and net earnings was due to merger related expenses, net of tax, of $3,016,000 affecting the first six months of 2000. The merger related expenses consisted of $2,452,000 of professional fees and $941,000 of early retirement and termination of employment contracts, offset by $377,000 of tax benefit. The Company anticipates additional non-recurring merger related expenses, which have not been quantified, during the remainder of 2000 as it positions itself for 2001 and beyond.

         The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                              (dollars in thousands)

                                                                         Six Months Ended June 30,
                                                                     2000                         1999
                                                     Average                           Average
                                                     Balance  Interest   Rate          Balance  Interest   Rate
-------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $268,056    $7,852     5.86%      $307,341    $8,899     5.79%
Tax-exempt investment securities1 (TE)                40,187     1,479     7.36%        42,618     1,458     6.84%
Federal funds sold and interest earning
       deposits                                       26,098       862     6.61%        24,294       590     4.86%
Loans2,3 (TE)                                        604,677    26,237     8.68%       521,305    22,205     8.52%
-------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE)                  $939,018   $36,430     7.76%      $895,558   $33,152     7.40%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $51,010                           $56,868
Premises and equipment                                22,046                            21,049
Other assets                                          21,904                            21,329
-------------------------------------------------------------------------------------------------------------------
     Total assets                                 $1,033,978                          $994,804
===================================================================================================================

Liabilities and Stockholders' Equity
Interest bearing demand deposits                    $225,351    $4,115     3.65%      $264,332    $4,184     3.17%
Savings                                               90,837       959     2.11%        57,441       610     2.12%
Time deposits                                        337,420     9,156     5.43%       316,838     8,338     5.26%
Federal funds purchased, repurchase
        agreements, and notes payable                 76,696     1,980     5.16%        74,406     1,510     4.06%
FHLB advances and other borrowings                    32,192       919     5.71%        27,197       772     5.68%
-------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest expense          $762,496   $17,129     4.49%      $740,214   $15,414     4.16%
-------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                  $84,979                          $118,076
Noninterest bearing savings deposits4                 55,161                             9,672
Other liabilities                                     14,143                            11,671
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                              $916,779                          $879,633
Stockholders' equity                                 117,199                           115,171
-------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          stockholders' equity                    $1,033,978                          $994,804
===================================================================================================================
Interest spread (average rate earned minus
     average rate paid) (TE)                                               3.27%                             3.24%
===================================================================================================================
Net interest income (TE)                                       $19,301                           $17,738
===================================================================================================================
Net yield on interest
     earning assets (TE)                                                   4.11%                             3.96%
===================================================================================================================

Notes:
   1Investments in debt securities are included at carrying value.
   2Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
   3Loan fees of approximately $431,000 and $582,000 in 2000 and 1999, respectively, are included in total loan income. 4See definition of deposit accounts in the "Analysis of Volume and Rate Changes" discussion below.

         Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                Analysis of Volume and Rate Changes
                                        (in thousands)


---------------------------------------------------------------------------------------------------------
                                                                       Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                       from
                                                                     Previous      Due to       Due to
                                                                       Year        Volume        Rate
---------------------------------------------------------------------------------------------------------
Interest Income
     Taxable investment securities                                   ($1,047)     ($1,340)         $293
     Tax-exempt investment
          securities (TE)                                                 21         (180)          201
     Federal funds sold and interest earning deposits                    272           47           225
     Loans (TE)                                                        4,032        3,611           421
---------------------------------------------------------------------------------------------------------
          Total interest income (TE)                                  $3,278       $2,138        $1,140
---------------------------------------------------------------------------------------------------------
Interest Expense

     Interest bearing demand and savings deposits1                      $280        ($220)         $500
     Time deposits                                                       818          553           265
     Federal funds purchased,
          repurchase agreements, and notes payable                       470          48            422
     FHLB advances and other borrowings                                  147         142              5
---------------------------------------------------------------------------------------------------------
          Total interest expense                                      $1,715        $523         $1,192
---------------------------------------------------------------------------------------------------------
Net Interest Income (TE)                                              $1,563      $1,615           ($52)
=========================================================================================================

Notes:
   1Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for camparability.

         Net interest income on a tax equivalent basis was $1,563,000, or 8.8%, higher for the first six months of 2000 compared to 1999. Total tax-equivalent interest income was $3,278,000, or 9.9%, higher in 2000 compared to 1999, and interest expense increased $1,715,000, or 11.1%. The increase in interest income was mainly due to an increase in average earning assets as well as higher interest rates. The increase in interest expense was primarily due to higher interest rates as well as an increase in average interest bearing liabilities. The higher interest rates during the first half of 2000 were reflective of the economy as the prime rate and other leading indicators increased.

         The increase in total interest income was due to increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investment securities. These increases were somewhat offset by a decrease in taxable investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the first six months of 2000 compared to the first six months of 1999. The increase in interest from federal funds sold and interest earning deposits was primarily due to an increase in rates. The increase in tax-exempt investment securities was due to an increase in rates, somewhat offset by a decrease in the balance of tax-exempt investment securities. The decrease in taxable investment interest income was mainly due to a decrease in average taxable investments, offset somewhat by higher yields. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

         The increase in total interest expense was due to an increase in interest from all interest bearing liability categories as shown in the table. Interest expense on time deposits increased during the first six months of 2000 compared to the first six months of 1999 mainly because of higher volume as well as higher rates. Interest expense on federal funds purchased, repurchase agreements, and notes payable increased during 2000 compared to 1999 primarily due to higher rates. Also contributing to the increase in total interest expense was an increase in interest on interest bearing demand and savings deposits which was due to an increase in rates on these accounts, offset somewhat by a decrease in the average balances. Interest expense on FHLB advances and other borrowings increased in the first six months of 2000 compared to the first six months of 1999 due primarily to an increase in volume in this category. The lower average balance of interest bearing demand deposits and the higher average balance of savings deposits in the first six months of 2000 compared to the first six months of 1999 as shown in the "Consolidated Average Balance Sheet and Interest Rates" table above, was partially caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 2000. A portion of the Company had already performed this reclassification in June 1999. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

         The provision for loan losses recorded was $267,000 during the first six months of 2000. This was $15,000, or 5.3%, lower than the $282,000 recorded during the first six months of 1999. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

         Total non-interest income decreased $666,000, or 7.4%, during the first six months of 2000 compared to the first six months of 1999. Included in this decrease was a decrease of $538,000, or 13.2%, in remittance processing income. Although the number of items processed is comparable between 2000 and 1999, there was a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Gains on sales of mortgage loans held-for-sale decreased $307,000, or 83.9%. This decrease reflected a $34,621,000, or 81.3%, decrease in funded mortgage loans held-for-sale during the first six months of 2000 compared to the first six months of 1999 when interest rates were lower. Other non-interest income decreased $172,000, or 12.6%. This decrease was mainly due to consulting revenue of $139,000 in 1999. Also contributing to the decrease in total non-interest income was a decrease of $57,000, or 132.6%, in income from securities transactions. Somewhat offsetting these decreases was a $352,000, or 14.5%, increase in trust and brokerage fees. The majority of this increase was due to the addition of new accounts. Higher market values during the first six months of 2000 also added to the increase in assets under management upon which fees are based. An increase of $56,000, or 7.3%, in service charges on deposit accounts also somewhat offset the overall decrease in total non-interest income from 1999 to 2000.

         Total non-interest expense increased $2,761,000, or 17.3%, during the first six months of 2000 compared to the first six months of 1999. Of this increase, $3,393,000 was due to merger related expenses. Salaries and employee benefits expense increased $670,000, or 7.4%, during the first six months of 2000 compared to the first six months of 1999. Included in this increase was $941,000 due to expense related to early retirement and termination of employment contracts as a result of the merger. Somewhat offsetting this increase was a decrease in salaries and employee benefits for FirsTech which closed its Hammond processing center as well as reduced its number of employees. Data processing expense increased $100,000, or 14.8% during the first six months of 2000 compared to the first six months of 1999. Included in this increase was the addition of imaging technology and upgraded teller systems during the latter part of 1999 as well as an increase in the number of visa check transactions processed. These increases were somewhat offset by a decrease in other non-interest expense of $203,000, or 9.3%. This was due to an increase in other real estate income of $418,000 from 1999 to 2000 mainly due to the sale of a property during 2000 which had previously been written down. Service charges from correspondent banks decreased $137,000, or 19.2%, from 1999 to 2000 mainly due to a lower volume of lockbox processing for FirsTech as mentioned above, therefore resulting in lower service charges from correspondent banks. There were also decreases in equipment expense of $88,000, or 5.6%, and occupancy expense of $67,000, or 5.7%.

         Income tax expense increased $120,000, or 3.8%, during the first six months of 2000 compared to the first six months of 1999 due to an increase of $497,000 from higher operating income in 2000 resulting in more taxable income, somewhat offset by $377,000 of tax benefit on expenses related to the merger. The effective tax rate increased from 31.2% during the first six months of 1999 to 39.7% during the first six months of 2000 due to $2,452,000 of merger related professional fees for which the Company has not recognized a tax benefit.

Results of Operations For the Three Months Ended June 30, 2000

         Although the merger of equals to create the Company occurred during the first quarter of 2000, some additional merger related costs were expensed during the second quarter. These expenses had an effect on the reported net income of the combined Company, although not as significant as for the first quarter. Net income for the second quarter of 2000 was $3,917,000, a $441,000, or 12.7%, increase from $3,476,000 during the second quarter of 1999. Basic earnings per share increased $0.05, or 14.7%, to $0.39 in the second quarter of 2000 from $0.34 in the same period of 1999. Diluted earnings per share increased $0.04, or 11.8%, to $0.38 in the second quarter of 2000 from $0.34 in the same period of 1999.

         Operating earnings for the second quarter of 2000, were $4,068,000 compared to $3,476,000 for the same period in 1999, an increase of $592,000, or 17.0%. Both basic and diluted operating earnings per share increased $0.06, or 17.6%, to $0.40 in the second quarter of 2000 from $0.34 in the second quarter of 1999. The difference between operating and net earnings was due to merger related expenses, net of tax, of $151,000 affecting the second quarter of 2000. The merger related expenses consisted of $228,000 of early retirement and termination of employment contracts, net of a $77,000 tax benefit. The Company anticipates additional non-recurring merger related expenses, which have not been quantified, during the remainder of 2000 as it positions itself for 2001 and beyond.

         The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                               (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------
                                                                     2000                         1999
-----------------------------------------------------------------------------------------------------------------------
                                                     Average                           Average
                                                     Balance  Interest   Rate          Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $263,132    $3,891     5.91%      $304,941    $4,430     5.81%
Tax-exempt investment securities1 (TE)                43,880       761     6.94%        42,768       732     6.85%
Federal funds sold and interest earning
       deposits                                       15,794       314     7.95%        22,378       189     3.38%
Loans2,3 (TE)                                        612,250    13,335     8.71%       533,689    11,424     8.56%
-----------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE)                  $935,056   $18,301     7.83%      $903,776   $16,775     7.42%
-----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $49,836                           $51,719
Premises and equipment                                21,875                            21,487
Other assets                                          22,006                            20,734
-----------------------------------------------------------------------------------------------------------------------
     Total assets                                 $1,028,773                          $997,716
=======================================================================================================================

Liabilities and Stockholders' Equity
Interest bearing demand deposits                    $216,561    $2,046     3.78%      $255,067    $2,118     3.32%
Savings                                               90,765       497     2.19%        61,130       305     1.99%
Time deposits                                        340,512     4,611     5.42%       318,445     4,160     5.23%
Federal funds purchased, repurchase
        agreements, and notes payable                 82,698       975     4.72%        76,775       845     4.40%
FHLB advances and other borrowings                    32,345       460     5.69%        27,092       388     5.73%
-----------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest expense          $762,881    $8,589     4.50%      $738,509    $7,816     4.23%
-----------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                  $85,212                          $123,385
Noninterest bearing savings deposits4                 49,049                             9,702
Other liabilities                                     14,186                            11,100
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities                              $911,328                          $882,696
Stockholders' equity                                 117,445                           115,020
-----------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          stockholders' equity                    $1,028,773                          $997,716
=======================================================================================================================
Interest spread (average
     rate earned minus
     average rate paid) (TE)                                               3.33%                             3.19%
=======================================================================================================================
Net interest income (TE)                                        $9,712                            $8,959
=======================================================================================================================
Net yield on interest
     earning assets (TE)                                                   4.15%                             3.97%
=======================================================================================================================

Notes:
   1Investments in debt securities are included at carrying value.
   2Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
   3Loan fees of approximately $196,000 and $291,000 in 2000 and 1999, respectively, are included in total loan income. 4See definition of deposit accounts in the "Analysis of Volume and Rate Changes" discussion below.

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

                            Analysis of Volume and Rate Changes
                                       (in thousands)

-----------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                       from
                                                                     Previous      Due to       Due to
                                                                       Year        Volume        Rate
-----------------------------------------------------------------------------------------------------------
Interest Income
     Taxable investment securities                                     ($539)     ($1,038)         $499
     Tax-exempt investment
          securities (TE)                                                 29           19            10
     Federal funds sold and interest earning deposits                    125         (343)          468
     Loans (TE)                                                        1,911        1,708           203
-----------------------------------------------------------------------------------------------------------
          Total interest income (TE)                                  $1,526         $346         $1,180
-----------------------------------------------------------------------------------------------------------
Interest Expense

     Interest bearing demand and savings deposits1                      $120        ($371)         $491
     Time deposits                                                       451          295           156
     Federal funds purchased,
          repurchase agreements, and notes payable                       130           68            62
     FHLB advances and other borrowings                                   72           91           (19)
-----------------------------------------------------------------------------------------------------------
          Total interest expense                                        $773          $83          $690
-----------------------------------------------------------------------------------------------------------
Net Interest Income (TE)                                                $753         $263          $490
===========================================================================================================

Notes:
   1Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for comparability.

         Net interest income on a tax equivalent basis was $753,000, or 8.4%, higher for the second quarter of 2000 compared to the second quarter of 1999. Total tax-equivalent interest income was $1,526,000, or 9.1%, higher in 2000 compared to 1999, and interest expense increased $773,000, or 9.9%. The increase in both interest income and interest expense was primarily due to an increase in interest rates.

         The increase in total interest income was due to increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investment securities. These increases were somewhat offset by a decrease in taxable investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the second quarter of 2000 compared to the second quarter of 1999. The increase in interest from federal funds sold and interest earning deposits was due to an increase in rates, somewhat offset by a decrease in average balances during the period. The increase in tax-exempt investment interest income was due to both an increase in average tax-exempt investments as well as higher yields. The decrease in interest from taxable investments was caused by a decrease in average taxable investments, somewhat offset by higher yields. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

         The increase in total interest expense was due to an increase in interest from all interest bearing liability categories as shown in the table.
Interest expense on time deposits increased during the second quarter of 2000 compared to the second quarter of 1999 mainly because of increased volume as well as higher rates. Interest expense on federal funds purchased, repurchase agreements, and notes payable increased during the second quarter of 2000 compared to the same period of 1999 due to both higher volume and higher rates. Interest expense on FHLB advances and other borrowings increased in the second quarter of 2000 compared to the second quarter of 1999 mainly due to an increase in volume in this category. Also contributing to the increase in total interest expense was an increase in interest on interest bearing demand and savings deposits which was due to an increase in the overall rates on these accounts, somewhat offset by a decrease in the average balances. The lower average balance of interest bearing demand deposits and the higher average balance of savings deposits in the second quarter of 2000 compared to the second quarter of 1999 as shown in the "Consolidated Average Balance Sheet and Interest Rates" table above, was partially caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 2000. A portion of the Company had already performed this reclassification in June 1999. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

         The provision for loan losses recorded was $131,000 during both the second quarter of 1999 and 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

         Total non-interest income decreased $531,000, or 11.6%, during the second quarter of 2000 compared to the second quarter of 1999. Included in this decrease was a decrease of $372,000, or 18.3%, in remittance processing income due to a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Other non-interest income decreased $207,000, or 27.2%. This was primarily due to consulting revenue of $139,000 in the second quarter of 1999. Also contributing to the decrease in total non-interest income was a decrease of $83,000, or 76.9% in gains on sales of mortgage loans held-for-sale. This decrease reflected a $9,302,000, or 69.4%, decrease in funded mortgage loans held-for-sale during the second quarter of 2000 compared to the second quarter of 1999 when interest rates were lower. A decrease of $48,000, or 150.0% occurred in income from securities transactions during the second quarter of 2000 compared to the second quarter of 1999. Somewhat offsetting these decreases was a $148,000, or 11.7%, increase in trust and brokerage fees. The majority of this increase was due to higher market values during the second quarter of 2000 compared to 1999 which has added to the increase in assets under management upon which fees are based. An increase of $31,000, or 7.7%, in service charges on deposit accounts also somewhat offset the overall decrease in total non-interest income in the second quarter of 2000 compared to the second quarter of 1999.

         Total non-interest expense decreased $456,000, or 5.6%, during the second quarter of 2000 compared to the second quarter of 1999. Other non-interest expense contributed $459,000, or 38.0%, to this decrease. This was mainly due to the sale of a property in other real estate during the second quarter of 2000 for $461,000 that had been previously written down. A decrease also occurred in service charges from correspondent banks of $145,000, or 34.4%, due mainly to a lower volume of lockbox processing for FirsTech as mentioned above, therefore resulting in lower service charges from correspondent banks. Decreases in equipment expense of $62,000, or 7.8%, and occupancy expense of $32,000, or 5.4%, also contributed to the overall decrease in non-interest expense. Somewhat offsetting these decreases was an increase of $228,000, or 5.2%, in salaries and employee benefits during the second quarter of 2000 compared to the second quarter of 1999.

This increase was due to $228,000 of expense related to early retirement and termination of employment contracts as a result of the merger.

         Income tax expense increased $227,000, or 14.3%, during the second quarter of 2000 compared to the second quarter of 1999 due to an increase of $304,000 from higher operating income in 2000 resulting in more taxable income, somewhat offset by $77,000 of tax benefit on expenses related to the merger. The effective tax rate remained stable at 31.3% during the second quarter of 1999 and 31.7% during the second quarter of 2000.

Business Segment Information

         The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments as of and for the six months ending June 30:

                                              Banking        Remittance
                                             Services          Services          Company       Eliminations           Total
-------------------------------------------------------------------------------------------------------------------------------
2000
Total interest income               $          35,909         $      63     $        111  $          (179)   $          35,904
Total interest expense                         17,308                 -                -             (179)              17,129
Provision for loan losses                         267                 -                -                -                  267
Total non-interest income                       4,948             3,984               68             (617)               8,383
Total non-interest expense                     12,527             3,179            3,652             (617)              18,741
Income before income tax                       10,755               868           (3,473)               -                8,150
Income tax expense                              3,347               302             (410)               -                3,239
Net income                                      7,408               566           (3,063)               -                4,911
Total assets                                1,015,876             6,463          123,013         (119,938)           1,025,414
Depreciation and amortization                   1,135               262               12                -                1,409

1999
Total interest income                $         32,638         $      47      $        83  $          (138)   $          32,630
Total interest expense                         15,552                 -                -             (138)              15,414
Provision for loan losses                         282                 -                -                -                  282
Total non-interest income                       5,077             4,330               69             (427)               9,049
Total non-interest expense                     12,308             3,843              256             (427)              15,980
Income before income tax                        9,573               534             (104)                -              10,003
Income tax expense                              2,971               183              (35)                -               3,119
Net income                                      6,602               351              (69)                -               6,884
Total assets                                  993,709             6,141          115,346         (113,312)           1,001,884
Depreciation and amortization                   1,098               184               12                 -               1,294

Recent Regulatory Developments

         The Gramm-Leach-Bliley Act (the "Act"), which was enacted in November, 1999, allows eligible bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Act, an eligible bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity, or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. National banks are also authorized by the Act to engage, through "financial subsidiaries," in certain activity that is permissible for financial holding companies (as described above) and certain activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity.

         Various bank regulatory agencies have begun issuing regulations as mandated by the Act. During June, 2000, all of the federal bank regulatory agencies jointly issued regulations implementing the privacy provisions of the Act. In addition, the Federal Reserve issued interim regulations establishing procedures for bank holding companies to elect to become financial holding companies and listing the financial activities permissible for financial holding companies, as well as describing the extent to which financial holding companies may engage in securities and merchant banking activities. The Federal Deposit Insurance Corporation has issued an interim regulation regarding the parameters under which state nonmember banks may conduct activities through subsidiaries that national banks may conduct only in financial subsidiaries. At this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Company's subsidiary banks have not applied for or received approval to establish financial subsidiaries.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See the "Interest Rate Sensitivity" section above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On June 20, 2000, the Company's annual meeting of stockholders was held. At the meeting, Frederic L. Kenney, Gregory B. Lykins, August C. Meyer, Jr., and Phillip C. Wise were elected to serve as Class I directors with terms expiring in 2003. Continuing as Class III directors until 2002 are David J. Downey, Van
A. Dukeman, Larry D. Haab, John W. Luttrell, and Gene A. Salmon. Contiuning as Class II directors until 2001 are George T. Shapland, Thomas G. Sloan, Roy V. VanBuskirk, and H. Gale Zacheis. The stockholders also voted to approve the Main Street Trust, Inc. 2000 Stock Incentive Plan.

There were 10,078,894 issued and outstanding shares of Common Stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Elections of Directors:
                                       For                      Withheld
                                     ---------                  --------
Frederic L. Kenney                   9,510,385                   120,972
Gregory B. Lykins                    9,443,542                   187,815
August C. Meyer, Jr.                 9,441,081                   190,276
Phillip C. Wise                      9,510,876                   120,481

Vote for 2000 Stock Incentive Plan:

            For          Against     Abstain       Broker Non-Votes
         ---------       -------     -------       ----------------
         8,557,601       508,693     215,116            None


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

a.  Exhibits

27.  Financial Data Schedule

b.       Reports

On May 10, 2000, the Company filed a Form 8-K which disclosed, under Item 5, First Decatur Bancshares, Inc.'s consolidated balance sheet as of December 31, 1998 and 1999, and the related consolidated financial statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. First Decatur Bancshares and BankIllinois Financial Corporation merged with and into the Company, effective March 23, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:   August 9, 2000



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer