Form 10-Q
period 2000-09-30
MAIN STREET TRUST INC
filed 2000-11-13
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)


  Illinois                                                 37-1338484
----------------                                        ----------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                           Number)


                 100 West University, Champaign, Illinois 61820
               (Address of principal executive offices) (Zip Code)

                                 (217) 351-6500
              (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X     NO
             -----     ---------

Indicate the number of shares outstanding of the registrant's common stock, as of November 9, 2000:
         Main Street Trust, Inc. Common Stock                  10,528,904

                                Table of Contents

                                                                          PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                       3

         Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations             11

         Item 3.  Quantitative and Qualitative Disclosures                  32
                            About Market Risk


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         33

         Item 2.  Changes in Securities                                     33

         Item 3.  Defaults Upon Senior Securities                           33

         Item 4.  Submission of Matters to a Vote of Security Holders       33

         Item 5.  Other Information                                         33

         Item 6.  Exhibits and Reports on Form 8-K                          33

SIGNATURES                                                                  34

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                   (Unaudited in thousands, except share data)

                                                                                                 September 30, December 31,
                                                                                                          2000              1999
                                                                                                 ---------------     ---------------
ASSETS
Cash and due from banks                                                                          $     45,325        $     48,328
Federal funds sold and interest earning deposits                                                       14,516              39,022
Investments in debt and equity securities:
  Available-for-sale, at fair value                                                                   209,058             206,844
  Held-to-maturity, at cost (fair value of $86,228 and
         $87,780 at September 30, 2000 and December 31, 1999, respectively)                            87,640              89,935
  Non-marketable equity securities                                                                      4,218               3,261
Loans,   net of allowance  for loan losses of $9,067 and $8,682 at September 30,
         2000 and December 31, 1999,
         respectively                                                                                 638,394             601,888
Mortgage loans held for sale                                                                            2,066               1,393
Premises and equipment                                                                                 21,150              22,505
Accrued interest receivable                                                                             9,623               9,182
Other assets                                                                                           12,978              13,388
                                                                                                 -------------       ---------------
         Total assets                                                                            $  1,044,968        $  1,035,746
                                                                                                 =============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing                                                                $     84,218        $     82,955
     Demand, interest bearing                                                                         230,816             230,394
     Savings                                                                                          140,082             143,133
     Time, $100 and over                                                                               94,532              92,382
     Other time                                                                                       253,719             246,211
                                                                                                 -------------       ---------------
         Total deposits                                                                               803,367             795,075
  Federal funds purchased, repurchase agreements,
              and notes payable                                                                        63,786              79,140
  Federal Home Loan Bank advances and other borrowings                                                 40,993              32,058
  Accrued interest payable                                                                              4,260               4,019
  Other liabilities                                                                                    10,600               9,373
                                                                                                  ------------       ---------------
         Total liabilities                                                                            923,006              919,665
                                                                                                  ------------       ---------------

Stockholders' equity:
   Preferred stock, no par value; 2,000,000 shares authorized                                               -                   -
   Common stock, $0.01 par value; 15,000,000 shares authorized;
     10,582,484 and 10,578,772 shares issued at September 30, 2000 and
     December 31, 1999, respectively                                                                      106                 106
   Paid in capital                                                                                     44,309              44,310
   Retained earnings                                                                                   80,031              75,027
   Accumulated other comprehensive loss                                                                (1,442)             (3,362)
                                                                                                 --------------      --------------
                                                                                                      123,004             116,081
   Less: treasury stock, at cost, 54,583 and 0 shares
     at September 30, 2000 and December 31, 1999, respectively                                         (1,042)                  -
                                                                                                 --------------      --------------

         Total stockholders' equity                                                                   121,962              116,081
                                                                                                 -------------       --------------

         Total liabilities and stockholders' equity                                              $  1,044,968        $   1,035,746
                                                                                                 =============       ==============


See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2000 and 1999
                  (Unaudited, in thousands, except share data)

Interest income:                                                                                       2000                1999
                                                                                                       ----                ----
   Loans and fees on loans                                                                       $     40,436        $     34,355
   Investments in debt and equity securities
      Taxable                                                                                          11,661              12,968
      Tax-exempt                                                                                        1,498               1,447
   Federal funds sold and interest earning deposits                                                     1,187                 846
                                                                                                 -------------       -------------
         Total interest income                                                                         54,782              49,616

Interest expense:
   Demand, savings, and other time deposits                                                            18,383              16,629
   Time deposits $100 and over                                                                          3,822               3,305
   Federal funds purchased, repurchase agreements, and notes payable                                    2,895               2,283
   Federal Home Loan Bank advances and other borrowings                                                 1,554               1,221
                                                                                                 -------------       -------------
         Total interest expense                                                                        26,654              23,438
                                                                                                 -------------       -------------

         Net interest income                                                                           28,128              26,178
Provision for loan losses                                                                                 458                 408
                                                                                                 -------------       -------------
         Net interest income after provision for loan losses                                           27,670              25,770

Non-interest income:
   Remittance processing                                                                                5,168               6,146
   Trust and brokerage fees                                                                             4,117               3,695
   Service charges on deposit accounts                                                                  1,595               1,475
   Securities transactions, net                                                                            17                 146
   Gain on sales of mortgage loans, net                                                                   122                 485
   Other                                                                                                1,335               1,702
                                                                                                 -------------       -------------
         Total non-interest income                                                                      12,354             13,649

Non-interest expenses:
   Salaries and employee benefits                                                                       13,848             13,620
   Merger related professional fees                                                                      2,454                  0
   Occupancy                                                                                             1,681              1,797
   Equipment                                                                                             2,861              2,345
   Data processing                                                                                       1,073              1,171
   Office supplies                                                                                         897                805
   Service charges from correspondent banks                                                                793              1,059
   Other                                                                                                 3,117              3,449
                                                                                                 -------------       ---------------
         Total non-interest expenses                                                                   26,724              24,246

         Income before income taxes                                                                    13,300              15,173
Income taxes                                                                                            4,845               4,742
                                                                                                 -------------       ---------------
         Net income                                                                              $      8,455        $      10,431
                                                                                                 =============       ==============


Per share data:
   Basic earnings per share                                                                      $        0.80       $        0.98
   Weighted average shares of common stock outstanding                                              10,563,458          10,597,478

   Diluted earnings per share                                                                    $        0.78       $        0.96
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                                       10,785,317          10,840,385

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2000 and 1999
                  (Unaudited, in thousands, except share data)

                                                                                                          2000                1999
                                                                                                          ----                ----
Net Income                                                                                       $       8,455       $      10,431
Other comprehensive income:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of
                $995 and ($2,089), for September 30, 2000 and 1999, respectively                         1,931              (4,055)
         Less:  reclassification adjustment for gains (losses) included in net income, net of
                 tax of ($6) and ($35) for September 30, 2000 and 1999, respectively                       (11)                (69)
                                                                                                 --------------      --------------
         Other comprehensive income (loss), net of tax                                                   1,920              (4,124)
                                                                                                 -------------       ---------------
         Comprehensive Income                                                                    $      10,375       $       6,307
                                                                                                 ==============      ===============

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2000 and 1999
                  (Unaudited, in thousands, except share data)

Interest income:                                                                                        2000                1999
                                                                                                        ----                ----
   Loans and fees on loans                                                                       $     14,222        $     12,176
   Investments in debt and equity securities
      Taxable                                                                                           3,809               4,069
      Tax-exempt                                                                                          522                 485
   Federal funds sold and interest earning deposits                                                       325                 256
                                                                                                 -------------       -------------
         Total interest income                                                                         18,878              16,986

Interest expense:
   Demand, savings, and other time deposits                                                             6,524               5,601
   Time deposits $100 and over                                                                          1,451               1,201
   Federal funds purchased, repurchase agreements, and notes payable                                      915                 773
   Federal Home Loan Bank advances and other borrowings                                                   635                 449
                                                                                                 -------------       -------------
         Total interest expense                                                                         9,525               8,024
                                                                                                 -------------       -------------

         Net interest income                                                                            9,353               8,962
Provision for loan losses                                                                                 191                 126
                                                                                                 -------------       -------------
         Net interest income after provision for loan losses                                            9,162               8,836

Non-interest income:
   Remittance processing                                                                                1,633               2,073
   Trust and brokerage fees                                                                             1,335               1,265
   Service charges on deposit accounts                                                                    555                 510
   Securities transactions, net                                                                            31                 103
   Gain on sales of mortgage loans, net                                                                    63                 119
   Other                                                                                                  360                 534
                                                                                                 -------------       -------------
         Total non-interest income                                                                      3,977               4,604

Non-interest expenses:
   Salaries and employee benefits                                                                        4,079               4,521
   Merger related professional fees                                                                          2                   0
   Occupancy                                                                                               564                 613
   Equipment                                                                                             1,384                 780
   Data processing                                                                                         298                 496
   Office supplies                                                                                         307                 249
   Service charges from correspondent banks                                                                218                 347
   Other                                                                                                 1,137               1,264
                                                                                                 -------------       ---------------
         Total non-interest expenses                                                                     7,989               8,270

         Income before income taxes                                                                      5,150               5,170
Income taxes                                                                                             1,606               1,623
                                                                                                 -------------       ---------------
         Net income                                                                              $       3,544        $      3,547
                                                                                                 =============       ==============


Per share data:
   Basic earnings per share                                                                      $        0.34       $        0.34
   Weighted average shares of common stock outstanding                                              10,542,254          10,576,181

   Diluted earnings per share                                                                    $        0.33       $        0.33
   Weighted average shares of common stock and dilutive potential
    common shares outstanding                                                                       10,738,489          10,822,321

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2000 and 1999
                  (Unaudited, in thousands, except share data)

                                                                                                          2000                1999
                                                                                                          ----                ----
Net Income                                                                                       $       3,544       $       3,547
Other comprehensive income:
   Unrealized gains (losses) on securities:
         Unrealized holding gains (losses) arising during period, net of tax of
                $879 and ($379), for September 30, 2000 and 1999, respectively                           1,706                (734)
         Less:  reclassification adjustment for gains (losses) included in net income, net of
                 tax of ($11) and ($21), for September 30, 2000 and 1999, respectively                     (20)                (41)
                                                                                                 --------------      ---------------
         Other comprehensive income (loss), net of tax                                                   1,686                (775)
                                                                                                 --------------      ---------------
         Comprehensive Income                                                                    $       5,230       $       2,772
                                                                                                 ==============      ===============

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ending September 30, 2000 and 1999
                            (Unaudited, in thousands)

                                                                                                        2000                  1999
                                                                                                        ----                  ----
Cash flows from operating activities:
   Net income                                                                                    $       8,455       $      10,431
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                                                      2,119               1,985
      Amortization of bond premiums, net                                                                   187                 660
      Provision for loan losses                                                                            458                 408
      Securities transactions, net                                                                         (17)               (146)
      Gain on sales of mortgage loans, net                                                                (122)               (485)
      Write down of premises and equipment                                                                 587                   0
      Other, net                                                                                          (874)              1,531
      Proceeds from sales of mortgage loans originated for sale                                         15,089              53,474
      Mortgage loans originated for sale                                                               (15,640)            (42,156)
                                                                                                 --------------      ---------------
                           Net cash provided by operating activities                                    10,242              25,702
                                                                                                 --------------      ---------------

Cash flows from investing activities:
      Net increase in loans                                                                            (36,971)            (78,097)
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity                                                                                 2,592              16,563
        Available-for-sale                                                                              24,123              77,582
      Proceeds from sales of investments:
        Available-for-sale                                                                               5,301              32,670
      Purchases of investments in debt and equity securities:
        Held-to-maturity                                                                                (3,633)            (21,608)
        Available-for-sale                                                                             (30,943)            (74,146)
        Non-marketable                                                                                    (753)                (41)
      Principal paydowns from mortgage-backed securities:
        Held-to-maturity                                                                                 3,291               2,720
        Available-for-sale                                                                               2,080               3,360
      Purchases of premises and equipment                                                               (1,332)             (3,167)
                                                                                                 --------------      --------------
                           Net cash used in investing activities                                       (36,245)            (44,164)
                                                                                                 --------------      --------------

Cash flows from financing activities:
      Net increase in deposits                                                                           8,292               3,923
      Net (decrease) increase in federal funds purchased,
                 repurchase agreements and notes payable                                               (15,354)             27,814
      Net increase in Federal Home Loan Bank advances
                and other borrowings                                                                     8,935               3,168
      Cash dividends paid                                                                               (2,372)             (2,375)
      MSTI stock transactions, net                                                                      (1,007)             (1,272)
                                                                                                 --------------      --------------
                           Net cash (used in) provided by financing activities                          (1,506)             31,258
                                                                                                 --------------      --------------
                           Net (decrease) increase in cash and cash equivalents                        (27,509)             12,796
Cash and cash equivalents at beginning of year                                                          87,350              68,954
                                                                                                 --------------      ---------------
Cash and cash equivalents at end of period                                                       $      59,841       $      81,750
                                                                                                 ==============      ===============

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
        Interest                                                                                 $      26,413       $      23,494
        Income taxes                                                                                     4,892               4,961
      Real estate acquired through or in lieu of foreclosure                                                 7                 410
      Dividends declared not paid                                                                        1,053                 444

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 1999, and schedules included in BankIllinois Financial Corporation's Form 10-K filed on March 22, 2000, and in Main Street Trust's Form 8-K filed on May 10, 2000 with respect to First Decatur Bancshares Inc. audited financial statements.

         In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

         Results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000.

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

Note 3.  Stock Dividend

         At its regular board meeting on August 16, 2000, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was September 1, 2000, and the distribution date was September 21, 2000. The accompanying unaudited condensed consolidated financial statements have been restated to take the stock dividend into account.


Note 4.  New Accounting Rules and Regulations

         In June 1998, Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which originally required the Statement to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In July 1999, the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the Statement on Financial Accounting Standards No. 138 was issued to modify and clarify various provisions of Statement No. 133. The Company expects to adopt Statement No. 133, as amended by Statements No. 137 and 138, effective January 1, 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

        In  September  2000,   Statement  on  Financial  Accounting  Standards
No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to replace Statement on Financial Accounting Standards No. 125 which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on its financial statements.

Note 5.  Income per Share

         Net income per common share has been computed as follows:

                                                                        Nine Months Ended             Three Months Ended
                                                                          September 30,                  September 30,
                                                                    2000            1999           2000          1999
                                                                    ----            ----           ----          ----
Net Income                                                     $8,455,000  $     10,431,000    $ 3,544,000   $  3,547,000
                                                               ==========  ================    ===========   ============
Shares:
    Weighted average common shares outstanding                 10,563,458        10,597,478     10,542,254     10,576,181
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method           205,886           227,197        179,251        230,099
    Dilutive effect of outstanding SARs, as determined
        by the application of the treasury stock method            15,973            15,710         16,984         16,041
                                                               ----------   ---------------    -----------   ------------
    Weighted average common shares outstanding,
        as adjusted                                            10,785,317        10,840,385     10,738,489     10,822,321
                                                               ==========   ===============    ===========   ============

Basic earnings per share                                       $     0.80   $          0.98    $      0.34   $       0.34
                                                               ==========   ===============    ===========   ============
Diluted earnings per share                                     $     0.78   $          0.96    $      0.33   $       0.33
                                                               ==========   ===============    ===========   ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                               Financial Condition

Assets and Liabilities

         Total  assets  increased  $9,222,000,  or 0.9%,  to  $1,044,968,000  at
September 30, 2000 from $1,035,746,000 at December 31, 1999. Increases in loans, investments in debt and equity securities available-for-sale, investments in non-marketable equity securities, mortgage loans held for sale and accrued interest receivable were partially offset by decreases in federal funds sold and other interest earning deposits, cash and due from banks, investments in debt and equity securities held-to-maturity, premises and equipment and other assets.

         Loans increased $36,506,000,  or 6.1%, to $638,394,000 at September 30,
2000 from $601,888,000 at December 31, 1999. Included in this change were increases of $17,028,000, or 5.8% in real estate loans, $15,556,000, or 8.3%, in commercial, financial and agricultural loans and $4,307,000, or 3.4%, in installment and consumer loans.

         Investments in non-marketable equity securities increased $957,000, or 29.3%, to $4,218,000 at September 30, 2000 from $3,261,000 on December 31, 1999.
This increase was primarily attributed to a $753,000 investment in a venture capital fund.

         Mortgage  loans  held  for  sale  increased  $673,000,   or  48.3%,  to
$2,066,000  at September  30, 2000 from  $1,393,000  at December 31, 1999.  This increase was primarily due to a slight seasonal increase in demand.

         Federal funds sold and other interest earning deposits decreased $24,506,000, or 62.8%, from $39,022,000 at December 31, 1999 to $14,516,000 at
September 30, 2000. This decrease was primarily the result of excess federal funds sold being used to fund the increase in loans.

         Cash and due from banks decreased $3,003,000, or 6.2%, from $48,328,000 at December 31, 1999 to $45,325,000 at September 30, 2000. This decrease was primarily attributable to lower cash on hand. Cash on hand had been increased at December 31, 1999, in preparation for potential Year 2000 needs.

         Premises and equipment decreased $1,355,000, or 6.0%, from $22,505,000 at December 31, 1999 to $21,150,000 at September 30, 2000. The Company wrote down computer equipment with a book value of approximately $587,000 in preparation of moving more of the Company's data processing to a service bureau environment. The remainder of the decrease can be attributed to depreciation expense, offset somewhat by purchases.

         Other assets decreased $410,000, or 3.1%, from $13,388,000 at December 31, 1999 to $12,978,000 at September 30, 2000. Contributing to this decrease were decreases in capitalized merger costs of $698,000 at December 31, 1999, which were expensed during March 2000, a decrease in FirsTech's accounts receivable of $378,000 and a decrease in the Company's net tax asset position. Somewhat offsetting these decreases was an increase of $1,463,000 in accrued trust income.

         Investments in securities held-to-maturity decreased $2,295,000, or 2.6%, from $89,935,000 at December 31, 1999 to $87,640,000 at September 30,
2000. Investments in securities available-for-sale increased $2,214,000, or 1.1%, to $209,058,000 at September 30, 2000 from $206,844,000 at December 31,
1999.

         Total liabilities increased $3,341,000, or 0.4%, to $923,006,000 at September 30, 2000 from $919,665,000 at December 31, 1999. Increases in Federal Home Loan Bank advances and other borrowings, total deposits, accrued interest payable, and other liabilities were somewhat offset by a decrease in federal funds purchased, repurchase agreements, and notes payable.

         Federal Home Loan Bank advances and other borrowings increased $8,935,000, or 27.9%, to $40,993,000 at September 30, 2000 from $32,058,000 at
December 31, 1999. This increase consisted of two $5,000,000 borrowings, both maturing in 2001, which were used to fund loan growth.

         Total deposits increased $8,292,000, or 1.0%, to $803,367,000 at September 30, 2000 from $795,075,000 at December 31, 1999. The increase in deposits included an increase of $7,508,000, or 3.0%, in other time deposits, an increase of $2,150,000, or 2.3%, in time deposits $100,000 and over, an increase of $1,263,000, or 1.5%, in non-interest bearing demand deposits and an increase of $422,000, or 0.2%, in interest bearing demand deposits. Somewhat offsetting these increases was a decrease of $3,051,000, or 2.1%, in savings deposits.

         Other liabilities increased $1,227,000, or 13.1%, to $10,600,000 at September 30, 2000 from $9,373,000 at December 31, 1999. The primary cause of this change was an increase in dividends payable of $609,000.

         Federal funds purchased, repurchase agreements, and notes payable decreased $15,354,000, or 19.4%, from $79,140,000 at December 31, 1999 to
$63,786,000 at September 30, 2000. Included in this change were decreases in repurchase agreements of $14,975,000 and federal funds purchased of $679,000, slightly offset by a $300,000 increase in notes payable.

Investment Securities

         The carrying value of investments in debt and equity securities was as follows for September 30, 2000 and December 31, 1999:

                          Carrying Value of Securities
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                   September 30, 2000     December 31, 1999
--------------------------------------------------------------------------------------------------------------
Available-for-sale:
     U.S. Treasury                                                     $25,190                     $37,601
     Federal agencies                                                  151,060                     139,812
     Mortgage-backed securities                                         11,956                      14,870
     State and municipal                                                14,083                      10,220
     Corporate and other obligations                                       293                         320
     Marketable equity securities                                        6,476                       4,021
-------------------------------------------------------------------------------------------------------------
               Total available-for-sale                               $209,058                    $206,844
=============================================================================================================

Held-to-maturity:
     Federal agencies                                                  $30,426                     $28,994
     Mortgage-backed securities                                         23,867                      27,193
     State and municipal                                                33,347                      33,748
-------------------------------------------------------------------------------------------------------------
               Total held-to-maturity                                  $87,640                     $89,935
=============================================================================================================

Non-marketable equity securities                                        $4,218                      $3,261
-------------------------------------------------------------------------------------------------------------
               Total securities                                       $300,916                    $300,040
=============================================================================================================

The following table shows the maturities and weighted-average yields of investment securities at September 30, 2000. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------
                               September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                  1 year             1 to 5             5 to 10            Over
                                  or less             years              years           10 years               Total
                             Amount    Rate      Amount   Rate      Amount  Rate      Amount   Rate      Amount    Rate
----------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale
U.S. Treasury                $16,479   5.72%   $  8,711    6.05%     $    -       -   $     -        -  $ 25,190      5.84%
Federal agencies              21,779   5.47%     91,142    6.10%     34,154    6.29%    3,985     7.47%  151,060      6.09%
Mortgage-backed securities     1,977   6.71%      7,339    6.83%      1,707    6.76%      933     6.72%   11,956      6.79%
State and municipal               50   3.55%      2,743    5.48%      5,600    4.86%    5,690     4.97%   14,083      5.02%
Other securities                   -      -         293    7.85%          -      -          -      -         293      7.85%
Marketable equity securities1      -      -           -       -           -      -          -      -       6,476        -
----------------------------------------------------------------------------------------------------------------------------
Total                        $40,285           $110,228             $41,461           $10,608           $209,058
----------------------------------------------------------------------------------------------------------------------------
Average Yield                          5.63%               6.13%               6.12%              6.06%               6.03%
============================================================================================================================
Securities held-to-maturity
Federal agencies              $2,000   5.77%    $24,996    5.71%    $ 3,430    6.86%$       -      -     $30,426      5.84%
Mortgage-backed securities     6,119   5.67%     16,269    5.69%      1,156    5.90%      323     6.08%   23,867      5.70%
State and municipal            1,710   4.61%     17,295    4.28%     13,262    4.95%    1,080     5.72%   33,347      4.61%
----------------------------------------------------------------------------------------------------------------------------
Total                         $9,829            $58,560             $17,848            $1,403            $87,640
----------------------------------------------------------------------------------------------------------------------------
Average Yield                          5.51%               5.28%               5.38%              5.80%               5.34%
============================================================================================================================
Non-marketable equity securities1  -     -            -       -           -       -         -        -   $ 4,218         -
============================================================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

         The following tables present the amounts and percentages of loans for September 30, 2000 and December 31, 1999 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                     September 30, 2000              December 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                      Amount     Percentage         Amount       Percentage
-------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural              $203,986       31.50%             $188,430        30.86%
Real estate                                          311,083       48.05%              294,055        48.16%
Installment and consumer1                            132,392       20.45%              128,085        20.98%
-------------------------------------------------------------------------------------------------------------
     Total loans                                    $647,461      100.00%             $610,570       100.00%
=============================================================================================================

1Net of unearned discount


         The balance of loans outstanding as of September 30, 2000 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                               1 year              1-5            Over 5
                                                               or less            years            years             Total
----------------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                         $106,594          $73,301           $24,091         $203,986
Real estate                                                      50,199          136,776           124,108          311,083
Installment and consumer1                                        30,021           98,452             3,919          132,392
----------------------------------------------------------------------------------------------------------------------------
     Total                                                     $186,814         $308,529          $152,118         $647,461
============================================================================================================================
Percentage of total loans outstanding                             28.85%           47.65%            23.50%          100.00%
============================================================================================================================

1 Net of unearned discount

Capital

         Total stockholders' equity increased $5,881,000 from December 31, 1999 to September 30, 2000. The change is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Stockholders' equity, December 31, 1999                               $116,081
Net income                                                               8,455
Issuance of common stock                                                    31
Treasury stock transactions, net                                        (1,029)
Stock appreciation rights                                                  (62)
Purchase of fractional shares related to merger                             (4)
Purchase of fractional shares related to 5% stock dividend                  (5)
Cash dividends declared                                                 (1,053)
Cash dividends paid                                                     (2,372)
Other comprehensive income                                               1,920
                                                                      ---------
Stockholders' equity, September 30, 2000                              $121,962
                                                                      =========



        On September 19, 2000, the board of directors of the Company declared a cash dividend of $0.10 per share of the Company's common stock. The dividend of $1,053,000 was paid on October 19, 2000 to holders of record on October 6, 2000.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

         As of September 30, 2000, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's, BankIllinois' and First National Bank of Decatur's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                                 To be well
                                                                                             Capitalized under
                                                                        For capital          prompt corrective
                                                   Actual            Adequacy purposes:      action provisions:
                                          -------------------------------------------------------------------------
                                                 Amount      Ratio       Amount      Ratio        Amount     Ratio
                                          -------------------------------------------------------------------------
As of September 30, 2000:
   Total capital
      (to risk-weighted assets)
     Consolidated                              $131,684      18.9%      $55,746       8.0%           N/A
     BankIllinois                               $64,566      16.6%      $31,050       8.0%       $38,813     10.0%
     First National Bank of Decatur             $42,368      16.0%      $21,201       8.0%       $26,502     10.0%
   Tier I capital
      (to risk-weighted assets)
     Consolidated                              $123,150      17.7%      $27,873       4.0%           N/A
     BankIllinois                               $59,670      15.4%      $15,525       4.0%       $23,288      6.0%
     First National Bank of Decatur             $39,054      14.7%      $10,601       4.0%       $15,901      6.0%
   Tier I capital
      (to average assets)
     Consolidated                              $123,150      11.7%      $42,024       4.0%           N/A
     BankIllinois                               $59,670      10.9%      $21,937       4.0%       $27,422      5.0%
     First National Bank of Decatur             $39,054       9.5%      $16,495       4.0%       $20,619      5.0%

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

           The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2000:

                                  Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                        (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                     1-30           31-90       91-180        181-365        Over
                                                     Days           Days         Days           Days        1-year      Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Federal funds sold
     and interest earning deposits             $   14,516       $      -     $      -       $      -     $      -      $  14,516
   Debt and equity securities *                     9,247         14,818       12,131         22,548      242,172        300,916
   Loans **                                        85,691         73,997       26,594         55,658      407,587        649,527
------------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets              $  109,454       $ 88,815     $ 38,725      $  78,206     $649,759      $ 964,959
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
   Savings and interest-bearing
     demand deposits***                        $   11,727       $  1,458     $  2,160      $   4,263     $164,036      $183,644
   Money market savings deposits                  143,964              -            -              -            -       143,964
   Time deposits                                   28,313         37,845       63,353        109,681      109,059       348,251
   Federal funds purchased,
      repurchase agreements, and notes
      payables                                     56,687            122          125          6,267          585        63,786
   FHLB advances and
      other borrowings                                  5             10          200          6,030       34,748        40,993
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities         $   240,696      $ 39,435     $ 65,838      $ 126,241     $308,428      $780,638
------------------------------------------------------------------------------------------------------------------------------------
Net asset (liability) funding                    ($131,242)     $ 49,380     ($27,113)      ($48,035)    $341,331      $184,321
gap
------------------------------------------------------------------------------------------------------------------------------------
Repricing gap                                         0.45          2.25         0.59           0.62         2.11          1.24
Cumulative repricing gap                              0.45          0.71         0.69           0.67         1.24          1.24
====================================================================================================================================


* Debt and equity securities include securities available-for-sale, securities held to maturity, and non-marketable equity securities.
** Loans are gross and include mortgage loans held-for-sale.
*** The total of savings and interest-bearing demand deposits does not include $43,290,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

          At September 30, 2000, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,312,420 in the 1-30 days category and $818,620 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

         In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $23,869,000 from the Federal Home Loan Bank on a secured basis.

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

         The following table shows projected results at September 30, 2000 and December 31, 1999 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                  Basis Point Change
                                                  ------------------
                                         +200       +100       -100       -200
             September 30, 2000         (0.6%)     (0.3%)       0.3%       0.6%
             December 31, 1999          (0.7%)     (0.4%)       0.4%       0.7%

         As shown in the above table, there was only a slight change on the impact of interest rate changes on net interest income at September 30, 2000 compared to December 31, 1999. The Company continues to remain liability sensitive, causing a projected decrease in net interest income from an increase in interest rates, and having an opposite affect from a decrease in interest rates.

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

Liquidity and Cash Flows

         The Company was able to meet liquidity needs during the first nine months of 2000. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $27,509,000 from December 31, 1999 to September 30, 2000. This decrease came from net cash used in investing and financing activities offset by net cash provided by operating activities.

          There were differences in sources and uses of cash during the first nine months of 2000 compared to the first nine months of 1999. Less cash was used in the area of financing activities during the first nine months of 2000 compared to the first nine months of 1999. This was primarily due to the decrease in volume of federal funds purchased, repurchase agreements, and notes payable during the first nine months of 2000 compared to an increase in volume during the first nine months of 1999. Less cash was provided by operating activities during the first nine months of 2000 compared to the first nine months of 1999, primarily due to a lower volume of loans originated for sale as well as the corresponding lower proceeds from those loans. Less cash was used in investing activities during the first nine months of 2000 as compared to the first nine months of 1999. Less cash was used to purchase investment securities during the first nine months of 2000 compared to the first nine months of 1999; but the cash provided by proceeds from sales, maturities and calls of investment securities was also down in the first nine months of 2000 as compared to the same period in 1999. As was the case during the first nine months of 1999, there has been an increase in loan growth during the first nine months of 2000. However, the volume of loan growth, and thus the cash used, during this period in 2000 was smaller than in 1999.


Provision and Allowance for Loan Losses

         The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $9,067,000 at September 30, 2000 compared to $8,682,000 at December 31, 1999, as net charge-offs were $73,000 and provisions totaled $458,000 during the first nine months of 2000. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.40% at September 30, 2000, compared to 1.42% at December 31, 1999 as gross loans, including loans held-for-sale, increased from $611,963,000 to $649,527,000. Net charge-offs of $73,000 during the first nine months included a $300,000 recovery associated with a commercial credit.

         The allowance for loan losses as a percentage of non-performing loans was 728% at September 30, 2000. Non-performing loans, while increasing from $552,000 at December 31, 1999, remained at an acceptable level of $1,246,000. The $694,000 increase in non-performing loans during the first nine months resulted from a $718,000 increase in loans over 90 days past due, which was partially offset by a $24,000 decrease in non-accruals. The allowance for loan losses increased from $8,682,000 at December 31, 1999, to $9,067,000 at September 30, 2000 primarily due to the $300,000 commercial credit recovery discussed above. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio which are reasonably anticipated.

         The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)
-------------------------------------------------------------------------------------------------
                                                September 30, 2000        September 30, 1999
-------------------------------------------------------------------------------------------------
Allowance for loan losses at
     beginning of year                                     $8,682                     $8,852
-------------------------------------------------------------------------------------------------
Charge-offs during period:
     Commercial, financial and agricultural                  ($25)                      ($23)
     Residential real estate                                  (33)                      (428)
     Installment and consumer                                (573)                      (399)
-------------------------------------------------------------------------------------------------
          Total                                             ($631)                     ($850)
-------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural                  $424                       $137
     Residential real estate                                    7                         52
     Installment and consumer                                 127                        155
-------------------------------------------------------------------------------------------------
          Total                                              $558                       $344
-------------------------------------------------------------------------------------------------
               Net (charge-offs) recoveries                  ($73)                     ($506)
Provision for loan losses                                     458                        408
-------------------------------------------------------------------------------------------------
Allowance for loan losses at end of quarter                $9,067                     $8,754
=================================================================================================
Ratio of net (charge-offs) recoveries to
     average net loans                                       0.01%                     0.09%
=================================================================================================

         The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
---------------------------------------------------------------------------------------------------
                                                     September 30, 2000         December 31, 1999
---------------------------------------------------------------------------------------------------
Allocated:
     Commercial, financial and agricultural                 $3,382                     $3,476
     Residential real estate                                   823                        790
Installment and consumer                                       556                        452
     Installment and consumer                                1,326                      1,258
---------------------------------------------------------------------------------------------------
          Total allocated allowance                         $5,531                     $5,524
Unallocated allowances                                       3,536                      3,158
---------------------------------------------------------------------------------------------------
Total                                                       $9,067                     $8,682
===================================================================================================

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

                       Nonperforming Loans (in thousands)
-------------------------------------------------------------------------------
                                  September 30, 2000         December 31, 1999
===============================================================================
Nonaccrual loans1                            $88                    $112
===============================================================================
Loans past due 90 days or more            $1,158                    $440
===============================================================================
Renegotiated loans                           $91                    $104
===============================================================================

       1Includes $88,000 at September 30, 2000 and $112,000 at December 31, 1999 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations

Results of Operations For the Nine Months Ended September 30, 2000

         The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first nine months. These expenses had a significant effect on the reported net income of the combined entity. Net income for the first nine months of 2000 was $8,455,000, a $1,976,000, or 18.9%, decrease from $10,431,000 during the first nine months of 1999. Basic earnings per share decreased $0.18, or 18.4%, to $0.80 in the first nine months of 2000 from $0.98 in the same period of 1999. Diluted earnings per share decreased $0.18, or 18.8%, to $0.78 in the first nine months of 2000 from $0.96 in the same period of 1999.

         Operating earnings for the nine months ended September 30, 2000, were $11,861,000 compared to $10,431,000 for the same period in 1999, an increase of $1,430,000 or 13.7%. Basic operating earnings per share increased $0.14, or 14.3%, to $1.12 in the first nine months of 2000 from $0.98 during the first nine months of 1999. Diluted operating earnings per share increased $0.14, or 14.6%, to $1.10 in the first nine months of 2000 from $0.96 in the same period of 1999. The difference between operating and net earnings was due to merger related expenses, net of tax, of $3,406,000 affecting the first nine months of 2000. The merger related expenses consisted of $2,454,000 of professional fees, $941,000 of early retirement and termination of employment contracts, and $587,000 of expense related to computer equipment write-down, offset by $576,000 of tax benefit. The Company anticipates additional non-recurring merger related expenses, which have not been quantified, during the remainder of 2000 as it positions itself for 2001 and beyond.

         The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                            Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                     2000                         1999
---------------------------------------------------------------------------------------------------------------------
                                                     Average                           Average
                                                     Balance  Interest   Rate          Balance  Interest   Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $261,845   $11,661     5.94%      $298,237   $12,968     5.80%
Tax-exempt investment securities1 (TE)                43,858     2,270     6.90%        42,475     2,192     6.88%
Federal funds sold and interest earning
       Deposits2                                      23,903     1,187     6.62%        22,200       846     5.08%
Loans3,4 (TE)                                        614,571    40,469     8.78%       535,653    34,389     8.56%
---------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE)                  $944,177   $55,587     7.85%      $898,565   $50,395     7.48%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $49,155                           $59,790
Premises and equipment                                21,642                            21,439
Other assets                                          21,574                            20,821
---------------------------------------------------------------------------------------------------------------------
     Total assets                                 $1,036,548                        $1,000,615
=====================================================================================================================
Liabilities and Stockholders' Equity
Interest bearing demand deposits                    $222,768    $6,435     3.85%      $266,153    $6,415     3.21%
Savings                                               92,386     1,510     2.18%        57,036       915     2.14%
Time deposits                                        341,964    14,260     5.56%       318,548    12,604     5.28%
Federal funds purchased, repurchase
        agreements, and notes payable                 73,576     2,895     5.25%        73,836     2,283     4.12%
FHLB advances and other borrowings                    35,474     1,554     5.84%        28,427     1,221     5.73%
---------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest
          expense                                   $766,168   $26,654     4.64%      $744,000   $23,438     4.20%
---------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                  $88,402                          $116,954
Noninterest bearing savings deposits5                 49,205                            12,070
Other liabilities                                     13,730                            12,282
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                              $917,505                          $885,306
Stockholders' equity                                 119,043                           115,309
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          stockholders' equity                    $1,036,548                        $1,000,615
=====================================================================================================================
Interest spread (average
     rate earned minus
     average rate paid) (TE)                                               3.21%                             3.28%
=====================================================================================================================
Net interest income (TE)                                       $28,933                           $26,957
=====================================================================================================================
Net yield on interest
     Earning assets (TE)                                                   4.09%                             4.00%
=====================================================================================================================

Notes:
  1Investments in debt securities are included at carrying value.
  2Federal funds sold and interest earning deposits include approximately
     $119,000 and $105,000 in 2000 and 1999, respectively, of interest income from third party processing of cashier checks.
  3Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
  4Loan fees of approximately $699,000 and $803,000 in 2000 and 1999, respectively, are included in total loan income.
  5See definition of deposit accounts in the "Analysis of Volume and Rate
     Changes" discussion below.

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

                                                                    Analysis of Volume and Rate Changes
                                                                             (in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                    Nine Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                       from
                                                                     Previous      Due to       Due to
                                                                       Year        Volume        Rate
-------------------------------------------------------------------------------------------------------------
Interest Income
     Taxable investment securities                                   ($1,307)     ($1,615)         $308
     Tax-exempt investment
          securities (TE)                                                 78           71             7
     Federal funds sold and interest earning deposits                    341           69           272
     Loans (TE)                                                        6,080        5,177           903
-------------------------------------------------------------------------------------------------------------
          Total interest income (TE)                                  $5,192       $3,702        $1,490
-------------------------------------------------------------------------------------------------------------
Interest Expense
     Interest bearing demand and savings deposits1                      $615        ($186)         $801
     Time deposits                                                     1,656          955           701
     Federal funds purchased,
          repurchase agreements, and notes payable                       612           (8)          620
     FHLB advances and other borrowings                                  333          309            24
-------------------------------------------------------------------------------------------------------------
          Total interest expense                                      $3,216       $1,070        $2,146
-------------------------------------------------------------------------------------------------------------
Net Interest Income (TE)                                              $1,976       $2,632         ($656)
=============================================================================================================

Notes:
   1Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for comparability.

         Net interest income on a tax equivalent basis was $1,976,000, or 7.3%, higher for the first nine months of 2000 compared to 1999. Total tax-equivalent interest income was $5,192,000, or 10.3%, higher in 2000 compared to 1999, and interest expense increased $3,216,000, or 13.7%. The increase in interest income was mainly due to an increase in average earning assets as well as higher interest rates. The increase in interest expense was primarily due to higher interest rates as well as an increase in average interest bearing liabilities. The higher interest rates during the first nine months of 2000 were reflective of the economy and the interest rate environment generally, as the prime rate and other leading indicators increased.

         The increase in total interest income was due to increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investment securities. These increases were somewhat offset by a decrease in taxable investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the first nine months of 2000 compared to the first nine months of 1999. The increase in interest from federal funds sold and interest earning deposits was primarily due to an increase in rates. The increase in tax-exempt investment securities was primarily due to an increase in the balance of tax-exempt investment securities. The decrease in taxable investment interest income was mainly due to a decrease in average taxable investments, offset somewhat by higher yields. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

         The increase in total interest expense was due to an increase in interest from all interest bearing liability categories, as shown in the "Consolidated Average Balance Sheet and Interest Rates" table. Interest expense on time deposits increased during the first nine months of 2000 compared to the first nine months of 1999 because of both higher volume and higher rates. Interest expense on federal funds purchased, repurchase agreements, and notes payable increased during the first nine months of 2000 compared to the same period in 1999 primarily due to higher rates, offset somewhat by a slight decrease in volume. Also contributing to the increase in total interest expense was an increase in interest on interest bearing demand and savings deposits, which was due to an increase in rates on these accounts, offset somewhat by a decrease in the average balances. Interest expense on FHLB advances and other borrowings increased in the first nine months of 2000 compared to the first nine months of 1999 primarily due to an increase in volume. The lower average balance of interest bearing demand deposits and the higher average balance of savings deposits in the first nine months of 2000 compared to the first nine months of 1999, as shown in the "Consolidated Average Balance Sheet and Interest Rates" table above, was partially caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 2000. A portion of the Company had already performed this reclassification in September 1999. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

         The provision for loan losses recorded was $458,000 during the first nine months of 2000. This was $50,000, or 12.3%, higher than the $408,000 recorded during the first nine months of 1999. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

         Total non-interest income decreased $1,295,000, or 9.5%, during the first nine months of 2000 compared to the first nine months of 1999. Included in this decrease was a decrease of $978,000, or 15.9%, in remittance processing income. Although the number of items processed was comparable between 2000 and 1999, there was a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Other non-interest income decreased $367,000, or 21.6%. This decrease was due, in part, to consulting revenue of $159,000 in 1999. Gains on sales of mortgage loans held-for-sale decreased $363,000, or 74.8%. This decrease reflected a $35,342,000, or 69.1%, decrease in funded mortgage loans held-for-sale during the first nine months of 2000 compared to the first nine months of 1999 when interest rates were lower. Also contributing to the decrease in total non-interest income was a decrease of $129,000, or 88.4%, in income from securities transactions. This was mainly the result of selling an equity investment during the third quarter of 1999 for a gain of $100,000. Somewhat offsetting these decreases was a $422,000, or 11.4%, increase in trust and brokerage fees. The majority of this increase was due to the addition of new accounts. Higher market values during the first nine months of 2000 also added to the increase in assets under management upon which fees are based. An increase of $120,000, or 8.1%, in service charges on deposit accounts also somewhat offset the overall decrease in total non-interest income from 1999 to 2000.

         Total non-interest expense increased $2,478,000, or 10.2%, during the first nine months of 2000 compared to the first nine months of 1999. Of this increase, $3,982,000 was due to merger related expenses. One such expense, merger related professional fees, accounted for $2,454,000 of the total related expenses. Equipment expense increased $516,000, or 22.0%, during the first nine months of 2000 compared to the first nine months of 1999. Included in this increase was $587,000 due to a merger related write-down of computer equipment and software. Salaries and employee benefits expense increased $228,000, or 1.7%, during the first nine months of 2000 compared to the first nine months of 1999. Included in this increase was $941,000 due to expense related to early retirement and termination of employment contracts as a result of the merger. Somewhat offsetting this increase was a decrease in salaries and employee benefits for FirsTech, which closed its Hammond processing center as well as reduced its number of employees. Office supplies increased $92,000, or 11.4% during the first nine months of 2000 compared to the same period of 1999. These increases were somewhat offset by a decrease in other non-interest expense of $332,000, or 9.6%. This was due to an increase in other real estate income of $461,000 during the first nine months of 2000 compared to the first nine months of 1999 mainly due to the sale of a property during 2000 which had previously been written down. Service charges from correspondent banks decreased $266,000 or 25.1%, during the first nine months of 2000 compared to the same period in 1999 mainly due to a lower volume of lockbox processing for FirsTech as mentioned above, therefore resulting in lower service charges from correspondent banks. There were also decreases in occupancy expense of $116,000, or 6.5%, and in data processing expense of $98,000, or 8.4%

         Income tax expense increased $103,000, or 2.2%, during the first nine months of 2000 compared to the first nine months of 1999. This was due to an increase of $679,000 from higher operating income in 2000 resulting in more taxable income, somewhat offset by $576,000 of tax benefit on expenses related to the merger. The effective tax rate increased from 31.3% during the first nine months of 1999 to 36.4% during the first nine months of 2000 due to $2,454,000 of merger related professional fees for which the Company has not recognized a tax benefit.

Results of Operations For the Three Months Ended September 30, 2000

         Although the merger of equals to create the Company occurred during the first quarter of 2000, some additional merger related costs were expensed during the third quarter. These expenses had an effect on the reported net income of the combined Company, although not as significant as for the first quarter. Net income for the third quarter of 2000 was $3,544,000, a $3,000, or 0.1%, decrease from $3,547,000 during the third quarter of 1999. Both basic earnings per share and diluted earnings per share remained unchanged during the third quarter of 2000 compared to the third quarter of 1999 at $0.34 and $0.33 respectively.

         Operating earnings for the third quarter of 2000, were $3,934,000 compared to $3,547,000 for the same period in 1999, an increase of $387,000, or 10.9%. Basic operating earnings per share increased $0.03, or 8.8%, to $0.37 in the third quarter of 2000 from $0.34 in the third quarter of 1999. Diluted operating earnings per share increased $0.04, or 12.1%, to $0.37 in the third quarter 2000 from $0.33 in the third quarter of 1999. The difference between operating and net earnings was due to merger related expenses, net of tax, of $390,000 affecting the third quarter of 2000. The merger related expenses consisted of $587,000 of equipment expense related to the write-down of computer equipment and software, and $2,000 of merger related professional fees, net of a $199,000 tax benefit. The Company anticipates additional non-recurring merger related expenses, which have not been quantified, during the remainder of 2000 as it positions itself for 2001 and beyond.

         The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                            Three Months Ended September 30,
---------------------------------------------------------------------------------------------------------------------
                                                                     2000                         1999
---------------------------------------------------------------------------------------------------------------------
                                                     Average                           Average
                                                     Balance  Interest   Rate          Balance  Interest   Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $256,043    $3,809     5.95%      $282,778    $4,069     5.76%
Tax-exempt investment securities1 (TE)                45,684       791     6.93%        43,388       735     6.77%
Federal funds sold and interest earning
       Deposits2                                       7,590       325    17.13%        10,163       256    10.08%
Loans3,4 (TE)                                        632,468    14,232     9.00%       563,805    12,184     8.64%
---------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE)                  $941,785   $19,157     8.14%      $900,134   $17,244     7.66%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                              $49,488                           $66,338
Premises and equipment                                21,491                            21,939
Other assets                                          22,427                            20,797
---------------------------------------------------------------------------------------------------------------------
     Total assets                                 $1,035,191                        $1,009,208
=====================================================================================================================
Liabilities and Stockholders' Equity
Interest bearing demand deposits                    $218,254    $2,339     4.29%      $268,044    $2,235     3.34%
Savings                                               92,465       531     2.30%        55,039       302     2.19%
Time deposits                                        344,773     5,105     5.92%       322,031     4,265     5.30%
Federal funds purchased, repurchase
        agreements, and notes payable                 72,998       915     5.01%        86,230       773     3.59%
FHLB advances and other borrowings                    41,500       635     6.12%        29,079       449     6.18%
---------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest
          expense                                   $769,990    $9,525     4.95%      $760,423    $8,024     4.22%
---------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                  $86,640                          $111,891
Noninterest bearing savings deposits5                 43,654                            10,580
Other liabilities                                     14,788                            10,562
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                              $915,072                          $893,456
Stockholders' equity                                 120,119                           115,752
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          stockholders' equity                    $1,035,191                        $1,009,208
=====================================================================================================================
Interest spread (average
     rate earned minus
     average rate paid) (TE)                                               3.19%                             3.44%
=====================================================================================================================
Net interest income (TE)                                        $9,632                            $9,220
=====================================================================================================================
Net yield on interest
     earning assets (TE)                                                   4.09%                             4.10%
=====================================================================================================================

Notes:
  1Investments in debt securities are included at carrying value.
  2Federal  funds sold and  interest  earning  deposits  include  approximately
     $41,000 and $37,000 in 2000 and 1999, respectively, of interest income from third party processing of cashier checks.
  3Loans are net of allowance for loan losses.  Nonaccrual loans are included in the total.
  4Loan fees of approximately $269,000 and $221,000 in 2000 and 1999, respectively, are included in total loan income.
  5See definition of deposit accounts in the "Analysis of Volume and Rate
     Changes" discussion below.

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

                                                                    Analysis of Volume and Rate Changes
                                                                             (in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended September 30, 2000
-------------------------------------------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                                                       from
                                                                     Previous      Due to       Due to
                                                                       Year        Volume        Rate
-------------------------------------------------------------------------------------------------------------
Interest Income
     Taxable investment securities                                     ($260)       ($398)         $138
     Tax-exempt investment
          securities (TE)                                                 56           38            18
     Federal funds sold and interest earning deposits                     69          (77)          146
     Loans (TE)                                                        2,048        1,529           519
-------------------------------------------------------------------------------------------------------------
          Total interest income (TE)                                  $1,913       $1,092          $821
-------------------------------------------------------------------------------------------------------------
Interest Expense
     Interest bearing demand and savings deposits1                      $333        ($100)         $433
     Time deposits                                                       840          317           523
     Federal funds purchased,
          repurchase agreements, and notes payable                       142         (132)          274
     FHLB advances and other borrowings                                  186          190            (4)
-------------------------------------------------------------------------------------------------------------
          Total interest expense                                      $1,501         $275        $1,226
-------------------------------------------------------------------------------------------------------------
Net Interest Income (TE)                                                $412         $817         ($405)
=============================================================================================================

Notes:
   1Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for comparability.

          Net interest income on a tax equivalent basis was $412,000, or 4.5%, higher for the third quarter of 2000 compared to the third quarter of 1999. Total tax-equivalent interest income was $1,913,000, or 11.1%, higher in 2000 compared to 1999, and interest expense increased $1,501,000, or 18.7%. The increase in interest income was primarily due to an increase in volume, as well as an increase in interest rates. The increase in interest expense was primarily due to an increase in interest rates.

         The increase in total interest income was due to increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investment securities. These increases were somewhat offset by a decrease in taxable investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding, as well as higher interest rates during the third quarter of 2000 compared to the third quarter of 1999. The increase in interest from federal funds sold and interest earning deposits was due to an increase in rates, somewhat offset by a decrease in average balances during the period. The increase in tax-exempt investment interest income was due both to an increase in average tax-exempt investments, as well as to higher yields. The decrease in interest from taxable investments was caused by a decrease in average taxable investments, somewhat offset by higher yields. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

         The increase in total interest expense was due to an increase in interest from all interest bearing liability categories as shown in the table. Interest expense on time deposits increased during the third quarter of 2000 compared to the third quarter of 1999 mainly because of increased rates as well as a higher average balance. The increase in interest expense on interest bearing demand and savings deposits was due to an increase in the overall rates on these accounts, offset somewhat by a decrease in the average balances. Interest expense on FHLB advances and other borrowings increased in the third quarter of 2000 compared to the third quarter of 1999 mainly due to an increase in volume in this category. Interest expense on federal funds purchased, repurchase agreements, and notes payable increased during the third quarter of 2000 compared to the same period of 1999 due to higher rates, offset somewhat by lower average balances. The lower average balance of interest bearing demand deposits and the higher average balance of savings deposits in the third quarter of 2000 compared to the third quarter of 1999 as shown in the "Consolidated Average Balance Sheet and Interest Rates" table above, was partially caused by reclassifying non-transactional interest bearing demand deposits into the savings category during 2000. A portion of the Company had already performed this reclassification in September 1999. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

         The provision for loan losses recorded was $191,000 during the third quarter of 2000. This was a $65,000, or 51.6%, increase over the same period in 1999. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

         Total non-interest income decreased $627,000, or 13.6%, during the third quarter of 2000 compared to the third quarter of 1999. Included in this decrease was a decrease of $440,000, or 21.2%, in remittance processing income due to a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Other non-interest income decreased $174,000, or 32.6%. A decrease of $72,000, or 69.9% occurred in income from securities transactions during the third quarter of 2000 compared to the third quarter of 1999. This included a $100,000 gain from the sale of an equity investment in the third quarter of 1999. Gains on sales of mortgage loans held-for-sale decreased by $56,000, or 47.1%,during the third quarter of 2000 compared to the same period in 1999. This decrease reflected a $2,310,000, or 22.0%, decrease in funded mortgage loans held-for-sale during the third quarter of 2000 compared to the same period in 1999 when interest rates were lower.
Somewhat offsetting these decreases was a $70,000, or 5.5%, increase in trust and brokerage fees. The majority of this increase was due to the addition of new accounts. Higher market values during the third quarter of 2000 compared to 1999 also added to the increase in assets under management upon which fees are based. An increase of $45,000, or 8.8%, in service charges on deposit accounts also somewhat offset the overall decrease in total non-interest income.

         Total non-interest expense decreased $281,000, or 3.4%, during the third quarter of 2000 compared to the third quarter of 1999. Salaries and employee benefits decreased $442,000, or 9.8%, during the third quarter of 2000 compared to the third quarter of 1999. Contributing to this decrease was a decrease in salaries and employee benefits for FirsTech which closed its Hammond processing center as well as reduced its number of employees. Data processing expense decreased $198,000, or 39.9%, during the third quarter of 2000 compared to the same period in 1999. Service charges from correspondent banks decreased $129,000, or 37.2%, in the third quarter of 2000 compared to the same period in 1999, due mainly to a lower volume of lockbox processing for FirsTech as mentioned above, therefore resulting in lower service charges from correspondent banks. Other non-interest expense decreased $127,000, or 10.0%. Occupancy expense decreased

$49,000, or 8.0%, during the third quarter of 2000 compared to the third quarter of 1999. Somewhat offsetting these decreases was a $604,000, or 77.4%, increase in equipment expense. The main reason for this increase was a $587,000 merger related write-down of computer equipment. An increase in office supply expense of $58,000, or 23.3%, also partially offset the overall decrease in non-interest expenses.

         Income tax expense decreased $17,000, or 1.0%, during the third quarter of 2000 compared to the third quarter of 1999. This was due to an increase of $182,000 from higher operating income in 2000 resulting in more taxable income, somewhat offset by $199,000 of tax benefit on expenses related to the merger. The effective tax rate remained stable at 31.2% during the third quarter of 1999 and 31.4% during the third quarter of 2000.

Business Segment Information

         The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customer to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments as of and for the nine months ending September 30:

                                              Banking        Remittance
                                             Services          Services          Company       Eliminations           Total
-------------------------------------------------------------------------------------------------------------------------------
2000
Total interest income               $          54,831        $      100     $        139  $          (288)   $          54,782
Total interest expense                         26,942                 -                -             (288)              26,654
Provision for loan losses                         458                 -                -                -                  458
Total non-interest income                       7,370             5,823              136             (975)              12,354
Total non-interest expense                     18,738             4,587            4,374             (975)              26,724
Income before income tax                       16,063             1,336           (4,099)               -               13,300
Income tax expense                              5,008               461             (624)               -                4,845
Net income                                     11,055               875           (3,475)               -                8,455
Total assets                                1,034,334             6,382          126,422         (122,170)           1,044,968
Depreciation and amortization                   1,709               392               18                -                2,119

1999
Total interest income                $         49,637         $      78     $        125  $          (224)   $          49,616
Total interest expense                         23,662                 -                -             (224)              23,438
Provision for loan losses                         408                 -                -                -                  408
Total non-interest income                       7,660             6,533               99             (643)              13,649
Total non-interest expense                     18,756             5,740              393             (643)              24,246
Income before income tax                       14,471               871             (169)                -              15,173
Income tax expense                              4,503               296              (57)                -               4,742
Net income                                      9,968               575             (112)                -              10,431
Total assets                                1,007,693             6,625          117,319         (115,106)           1,016,531
Depreciation and amortization                   1,664               303               18                 -               1,985

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

         Although various bank regulatory agencies have issued regulations as mandated by the Act, except for the jointly issued privacy regulations, the Act and its implementing regulations have had little impact on the daily operations of the Company and its subsidiary banks and, at this time, it is not possible to predict the impact the Act and its implementing regulations may have on the Company or its subsidiary banks. As of the date of this filing, the Company has not applied for or received approval to operate as a financial holding company. In addition, the Company's subsidiary banks have not applied for or received approval to establish any financial subsidiaries. Less than 10% of all bank holding companies have elected to become financial holding companies.

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

None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MAIN STREET TRUST, INC.



Date:   November 13, 2000



By:     /s/ David B. White
        Executive Vice President
        and Chief Financial Officer






By:     /s/ Van A. Dukeman
        President
        and Chief Executive Officer