Form 10-K
period 2000-12-31
MAIN STREET TRUST INC
filed 2001-03-30
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        Commission File Number: 33-90342

                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Illinois                                        37-1338484
---------------------------------                -------------------------------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                             Number)


               100 West University, Champaign, Illinois 61824-4028
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (217) 351-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
Title of Exchange Class                                     On Which Registered
-----------------------                                    ---------------------
           None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The index to exhibits is located on page 58 of 58 total sequentially numbered pages.

As of March 16, 2001, the Registrant had issued and outstanding 10,456,306 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $139.4 million.*

* Based on the last reported price ($18.75) of an actual transaction in Registrant's Common Stock on March 16, 2001, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 14, 2001.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.            Description of Business...................................
                   A.    General
                   B.    Business of the Company and Subsidiary
                   C.    Competition
                   D.    Monetary Policy and Economic Conditions
                   E.    Regulation and Supervision
                   F.    Employees

Item 2.            Properties................................................
Item 3.            Legal Proceedings.........................................
Item 4.            Submission of Matters to a Vote of Security Holders.......

                                     Part II

Item 5.            Market for Registrant's Common Equity and
                     Related Stockholder Matters.............................
Item 6.            Selected Consolidated Financial Data......................
Item 7.            Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...........
Item 7a.           Quantitative and Qualitative Disclosures about Market Risk
Item 8.            Financial Statements and Supplementary Data...............
Item 9.            Changes in and Disagreements on Accounting and Financial
                     Disclosure .............................................

                                    Part III

Item 10.           Directors and Executive Officers of the Registrant........
Item 11.           Executive Compensation....................................
Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management..............................................
Item 13.           Certain Relationships and Related Transactions............

                                     Part IV

Item 14.           Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.............................................

                                     PART I

Item 1.  Description of Business

A. General

MAIN STREET TRUST, INC. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on August 12, 1999, and on March 23, 2000, the Company acquired all of the outstanding stock of BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc.

On August 12, 1999, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. entered into an agreement and plan of merger which provided for the merger of the two companies into the Company. The merger, which was accounted for as a pooling of interests, was completed on March 23, 2000. Accordingly, prior period consolidated financial statements have been restated as though the prior entities had been consolidated for all periods presented.

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville (the "Banks"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2000, the Company had consolidated total assets of $1.091 billion, stockholders' equity of $125.4 million and trust assets under administration of approximately $1.148 billion. Substantially all of the income of the Company is currently derived from dividends received from the Banks. The amount of these dividends is directly related to the earnings of the Banks and is subject to various regulatory restrictions. See "Regulation and Supervision."

Banking Segment

The Banks conduct a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. The Company offers personalized financial planning services through the PrimeVest Investment Center at BankIllinois and through Raymond James at First National Bank of Decatur and First Trust Bank of Shelbyville, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the trust & investments division offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting.

Commercial   lending  at  the  Banks  covers  such  categories  as  agriculture, manufacturing, capital, inventory, construction, real estate development and commercial mortgages. Commercial lending, particularly loans to small and medium sized businesses, accounts for a major portion of the Banks' loan portfolios. The Banks' retail banking divisions make loans to consumers for various purposes, including home equity and automobile loans. The consumer mortgage loan departments, which are part of the retail banking divisions, specialize in real estate loans to individuals. The Banks also purchase installment obligations from retailers, primarily without recourse.

The Banks' principal sources of income are interest and fees on loans and investments and service fees. Their principal expenses are interest paid on deposits and general operating expenses. The Banks' primary service area is Central Illinois.

Lending Activities

General. The Company's primary source of revenue is interest revenue from lending activities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Net Interest Income."

Loan Portfolio Composition. The Company's loan portfolio totaled approximately $668.7 million at December 31, 2000, representing 61% of total assets at that date. At that date, the loan portfolio included approximately $219.5 million of commercial, financial and agricultural loans, $319.4 million of real estate loans and $129.8 million of installment and consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Financial Condition--Loans."

For a discussion of risks with respect to the loan portfolio, strategies for addressing and managing such risks, non-performing loans and allowance for loan losses, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Allowance for Loan Losses and Loan Quality" and "--Financial Condition--Loans."

Interest Rates and Fees. Interest rates and fees charged on loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the Federal government, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), legislative tax policies and governmental budgetary matters. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Net Interest Income."

Investment Securities

The carrying value of investment securities at December 31, 2000 was approximately $303.2 million, representing 28% of the Company's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Investment Securities."

Interest Rate Sensitivity

For a discussion of the Banks' approach to managing its mix of interest rate sensitive assets and liabilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition--Interest Rate Sensitivity."

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2000, 1999 and 1998, FirsTech, Inc. accounted for $7,571,000 (8%), $8,824,000 (10%), and $5,880,000 (7%), respectively, of the consolidated total revenues of the Company and accounted for $1,722,000 (9%), $1,256,000 (7%), and $562,000 (3%), respectively, of the consolidated income before income tax of the Company. See Note 1 to the Consolidated Financial Statements for an analysis of segment operations.

FirsTech, Inc. provides retail lockbox processing for organizations. In 2000, remittance processing for these companies accounted for approximately 52% of the total revenue of FirsTech, Inc.

FirsTech, Inc. processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2000, the remittance collection business for these companies accounted for approximately 41% of the total revenue of FirsTech, Inc.

FirsTech, Inc. competes in the retail payment processing business with companies that range from large national companies to small, local businesses. In addition, many companies do their own remittance processing rather than out-source the work to an independent processor such as FirsTech, Inc. The principal methods of competition in the remittance processing industry are pricing of services, use of technology and quality of service.

C. Competition

The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

The Company faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Company attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks and savings institutions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Under the Gramm-Leach-Bliley Act of 2000, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and the Banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

D. Monetary Policy and Economic Conditions

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U. S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates. The Company cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.

E. Regulation and Supervision

General

Financial institutions and their holding companies are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes and regulations and the policies of various governmental regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), the Internal Revenue Service and state taxing authorities and the Securities and Exchange Commission (the "SEC"). The effect of applicable statutes, regulations and regulatory policies can be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and its subsidiaries, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors, rather than the shareholders, of financial institutions.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and its subsidiaries, nor does it restate all of the requirements of the statutes, regulations and regulatory policies that are described. As such, the following is qualified in its entirety by reference to the applicable statutes, regulations and regulatory policies. Any change in applicable law, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General. The Company, as the sole shareholder of the Banks, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

Investments and Activities. Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after the acquisition, it would own or control more than 5% of the shares of the other bank or bank holding company (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company. Subject to certain conditions (including certain deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws which require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies that have not received approval to operate as financial holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. As of the date of this filing, the Company has not applied for nor received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of a bank or bank holding company without prior notice to the appropriate federal bank regulator. "Control" is defined in certain cases as the acquisition of 10% or more of the outstanding shares of a bank or bank holding company.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain mortgage servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

As of December 31, 2000, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements, with a risk-based capital ratio of 18.6% and a leverage ratio of 11.6%.

Dividends. The Illinois Business Corporation Act, as amended, prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or (ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, the Federal Reserve has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that a bank holding company should not pay cash dividends which exceed its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Banks

General. BankIllinois and First Trust Bank of Shelbyville ("Shelbyville") are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As BIF-insured, Illinois-chartered banks,
BankIllinois and Shelbyville are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC, as administrator of the BIF. Both banks are also members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

First National Bank of Decatur ("Decatur") is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Decatur are insured by the FDIC's Bank Insurance Fund, and Decatur is a member of the Federal Reserve System. As a BIF-insured national bank, Decatur is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF. Decatur is also a member of the Federal Home Loan Bank System.

Deposit Insurance. As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2000, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2001, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Banks.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. Between January 1, 2000, and the final maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. During the year ended December 31, 2000, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the Illinois Commissioner and the OCC, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 2000, the Banks paid supervisory assessments totaling $208,000.

Capital Requirements. The FDIC and the OCC have established the following minimum capital standards for state-chartered insured non-member banks and national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the FDIC and the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 2000, none of the Banks were required by the FDIC or the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, each of the Banks exceeded their minimum regulatory capital requirements, as follows:

                                             Total Risk-Based         Leverage
                                               Capital Ratio       Capital Ratio
                                             -----------------------------------

BankIllinois .............................           16.1%              10.7%
Decatur ..................................           16.0%               9.5%
Shelbyville ..............................           29.2%              16.3%

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution. As of December 31, 2000, each of the Banks were well capitalized, as defined by applicable regulations.

Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Company owns more than 25% of the outstanding stock of each of the Banks, the Banks are deemed to be commonly controlled.

Dividends. Under the Illinois Banking Act, BankIllinois and Shelbyville may not pay, without prior regulatory approval, dividends in excess of their net profits.

The National Bank Act imposes limitations on the amount of dividends that may be paid by a national bank, such as Decatur. Generally, a national bank may pay dividends out of its undivided profits, in such amounts and at such times as the bank's board of directors deems prudent. Without prior OCC approval, however, a national bank may not pay dividends in any calendar year which, in the aggregate, exceed the bank's year-to-date net income plus the bank's retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2000. As of December 31, 2000, approximately $54,577,000 was available to be paid as dividends to the Company by the Banks. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Banks if such payment is deemed to constitute an unsafe or unsound practice.

Insider Transactions. The Banks are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal stockholders of the Company, and to "related interests" of such directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal stockholder of the Company may obtain credit from banks with which the Banks maintain a correspondent relationship.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines which establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority. Illinois banks, such as BankIllinois and Shelbyville, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as Decatur, have the same branching rights in Illinois as banks chartered under state law.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), both state and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997. Illinois permits interstate mergers, subject to certain conditions, including a prohibition against interstate mergers involving an Illinois bank that has been in existence and continuous operation for fewer than five years.

State Bank Activities. Under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of BankIllinois or Shelbyville.

Financial Subsidiaries. Eligible state and national banks are also authorized to engage, through "financial subsidiaries," in certain activities that are permissible for financial holding companies (as described above) and certain activities that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity. As of the date of this filing, the Banks have not applied for nor received approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.8 million, the reserve requirement is $1.284 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Banks are in compliance with the foregoing requirements.

F. Employees

The Company had a total of 447 employees at December 31, 2000, consisting of 350 full-time employees and 97 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

Item 2.  Properties

The Company and its subsidiaries conduct business in seventeen locations. The Company and BankIllinois' headquarters are located at 100 W. University Ave. in Champaign, Illinois. The Company and/or its subsidiaries own the land and buildings for eleven locations and lease six locations, three of which are located in supermarkets.

All of the Banks own their main banking facilities. The Company believes that its facilities are adequate to serve its present needs.

Item 3.  Legal Proceedings

In the course of business, the Company and its subsidiaries become involved in various legal proceedings, claims and litigation arising out of the ordinary course of business. As of the date of filing this report, there were no causes of action which would have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

The Company's Common Stock was held by approximately 750 shareholders of record as of March 16, 2001, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of prices per share of the Company's Common Stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividend paid by the Company in 2000.

         Quarter ending:                             Price/Share
         ------------------                          -------------

         March 31, 2000                              $20.95-$20.95
         June 30, 2000                               $19.04-$20.95
         September 30, 2000                          $16.87-$19.28
         December 31, 2000                           $16.50-$17.62

The Company paid a 5% stock dividend in the third quarter of 2000. In 2000, BankIllinois Financial Corporation paid a cash dividend of $0.08 per share in January, and the Company paid a cash dividend of $0.10 per share in April, July and October. During the fourth quarter of 2000, the Company declared a $0.10 per share cash dividend, which was paid on January 8, 2001.

The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its stockholders are also subject to certain regulatory restrictions.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2000. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein. All references to numbers of shares and per share amounts have been retroactively restated to reflect the 5% stock dividend in 2000.

                                                                            Year Ended December 31,
                                                      -------------------------------------------------------------------
                                                          2000         1999          1998          1997          1996
                                                                (dollars in thousands, except per share data)
                                                      -------------------------------------------------------------------
Interest income ...................................   $   74,271    $   67,070    $   65,710    $   63,705    $   60,566
Interest expense ..................................       36,599        31,713        31,862        31,127        29,444
                                                      -------------------------------------------------------------------
Net interest income ...............................       37,672        35,357        33,848        32,578        31,122
Provision for loan losses .........................          804           573           809           897           685
                                                      -------------------------------------------------------------------
Net interest income after provision for loan losses       36,868        34,784        33,039        31,681        30,437
Noninterest income ................................       16,236        17,858        14,554        12,799        13,962
Noninterest expense ...............................       34,689        35,789        30,591        29,011        30,942
Income tax expense ................................        6,426         5,165         5,318         4,977         4,436
                                                      -------------------------------------------------------------------
     Net income ...................................   $   11,989    $   11,688    $   11,684    $   10,492    $    9,021
                                                      -------------------------------------------------------------------
Basic earnings per share ..........................   $     1.14    $     1.10    $     1.07    $     0.96    $     0.82
                                                      -------------------------------------------------------------------
Diluted earnings per share ........................   $     1.11    $     1.08    $     1.05    $     0.95    $     0.81
Return on average total assets ....................         1.15%         1.16%         1.23%         1.17%         1.03%

Return on average stockholders' equity ............        10.03%        10.10%        10.29%        10.04%         9.33%
Cash dividends declared per common share1 .........   $     0.42    $     0.30    $     0.29    $     0.16    $     0.12
                                                      -------------------------------------------------------------------
Total assets ......................................   $1,091,081    $1,035,746    $  959,714    $  931,539    $  909,531
Investment in debt and equity securities ..........      303,187       300,040       354,346       293,711       285,798
Loans held for investment, net ....................      659,849       601,594       502,118       506,251       476,795
Deposits ..........................................      839,932       795,075       765,666       729,853       724,292
Borrowings ........................................      110,636       111,198        88,145        72,410        74,743
Total stockholders' equity ........................      125,402       116,081       112,586       103,059       100,590

Total stockholders' equity to total assets ........        11.49%        11.21%        11.73%        11.06%        11.06%
Average stockholders' equity to average assets ....        11.45%        11.46%        11.95%        11.64%        11.08%
                                                      ===================================================================

1 Prior to the merger of BankIllinois Financial Corporation and First Decatur BancShares, both Companies paid cash dividends each year, except for 1996 when BankIllinois Financial Corporation did not pay dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2000, 1999 and 1998 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2000 compared to December 31, 1999 and at December 31, 1999 compared to December 31, 1998. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 28 of this report.

Overview

The years ended December 31, 2000 and 1999 were years of transition for Main Street Trust, Inc. involving fundamental reorganization of the consolidated organization.

Costs incurred in 2000 associated with the merger and related non-recurring restructuring were approximately $3,528,000, net of tax. Merger related costs included $2,544,000 of professional fees, $1,036,000 of early retirement and termination of employment contracts, and $587,000 of expense related to computer equipment write-down, offset by $639,000 of tax benefit. The resulting effect of these costs on both basic and diluted earnings per share has been a decrease of approximately $0.33 for the year ended December 31, 2000. Nonrecurring costs incurred in 1999 included a $2,500,000 reconciliation liability expense and an $815,000 pension plan termination expense as well as other employee related matters, net of tax of $1,127,000. The resulting effect of these costs on basic and diluted earnings per share for 1999, was a decrease of approximately $0.21 and $0.20 respectively.

Segment Operations

FirsTech, Inc. operates as a separate segment of the Company. Results of FirsTech, Inc.'s operations are included in the Noninterest Income and Noninterest Expense sections of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company had record earnings of $11,989,000 in 2000 compared to $11,688,000 in 1999 and $11,684,000 in 1998. The Company had return on average assets of 1.15%, 1.16% and 1.23% in 2000, 1999 and 1998, respectively. The lower rates of return in 2000 and 1999 were affected by non-recurring events discussed above. Basic earnings per share was $1.14, $1.10 and $1.07 in 2000, 1999 and 1998, respectively. Diluted earnings per share was $1.11, $1.08 and $1.05 in 2000, 1999 and 1998, respectively. Management believes that a strong balance sheet and excellent profitability are critical to success, particularly when a business cycle downturn appears likely.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent (TE) interest income of $38,770,000 in 2000 reflected an increase from the $36,417,000 recorded in 1999, which was an increase from the $34,692,000 recorded in 1998.

                  Net Interest Income on a Tax Equivalent Basis
                                 (in thousands)

                                                2000         1999         1998
                                               ---------------------------------

Total interest income ...................      $74,271      $67,070      $65,710
Total interest expense ..................       36,599       31,713       31,862
                                               ---------------------------------
     Net interest income ................       37,672       35,357       33,848
Tax equivalent adjustment:
     Tax-exempt investments .............        1,046        1,004          781
     Tax-exempt loans ...................           52           56           63
                                               ---------------------------------
          Total adjustment ..............        1,098        1,060          844
                                               ---------------------------------
Net interest income (TE) ................      $38,770      $36,417      $34,692
                                               =================================

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                   2000                         1999                      1998
                                     ----------------------------  -------------------------   ---------------------------
                                       Average                      Average                    Average
                                       Balance    Interest   Rate   Balance   Interest  Rate   Balance   Interest   Rate
                                     -------------------------------------------------------------------------------------
Assets
Taxable investment
  securities (1)..................   $  259,980  $   15,533  5.97% $  289,879  $16,855  5.81%  $284,520   $17,032   5.99%
Tax-exempt investment
  securities (1) (TE) ............       44,630       3,077  6.89%     42,564    2,952  6.94%    32,135     2,298   7.15%
Federal funds sold and interest
  bearing deposits2 ..............       22,688       1,553  6.85%     23,994    1,226  5.11%    35,962     2,097   5.83%
Loans (3), (4) (TE) ..............      623,652      55,206  8.85%    549,098   47,097  8.58%   509,349    45,127   8.86%
                                     -----------------------------------------------------------------------------------
     Total interest earning assets
     and interest income (TE) ....   $  950,950  $  75,369   7.93% $  905,535  $68,130  7.52%  $861,966   $66,554   7.72%
Cash and due from banks ..........   $   48,809                    $   62,236                  $ 49,180
Premises and equipment ...........       21,641                        21,318                    18,858
Other assets .....................       22,034                        21,423                    20,309
                                     ----------                    ----------                  --------
     Total assets ................   $1,043,434                    $1,010,512                  $950,313
                                     ==========                    ==========                  ========
Liabilities and Stockholders' Equity
Interest bearing demand
     deposits ....................   $  224,233  $   8,938   3.99% $  241,986    8,109  3.35%  $254,961   $ 8,014   3.14%
Savings ..........................       93,118      2,195   2.36%     82,197    1,724  2.10%    40,858     1,281   3.14%
Time deposits ....................      344,305     19,531   5.67%    324,059   17,084  5.27%   328,366    18,366   5.59%
Federal funds purchased,
  repurchase agreements and notes
  payable ........................       75,376      3,764   4.99%     74,663    3,110  4.17%    63,917     2,822   4.42%
FHLB advances and other borrowings       36,718      2,171   5.91%     29,376    1,686  5.74%    23,287     1,379   5.92%
                                     ------------------------------------------------------------------------------------
     Total interest bearing
     liabilities and interest
     expense .....................   $  773,750  $  36,599   4.73% $  752,281  $31,713  4.22%  $711,389   $31,862   4.48%
                                     ------------------------------------------------------------------------------------
Noninterest bearing demand
  deposits (5) ...................   $   88,059                    $   97,856                  $113,524
Noninterest bearing savings
  deposits (5) ...................       47,906                        33,896                        --
Other liabilities ................       14,210                        10,714                    11,822
                                     ----------                    ----------                  --------
     Total liabilities ...........   $  923,925                    $  894,747                  $836,735
Stockholders' equity .............      119,509                       115,765                   113,578
                                     ----------                    ----------                  --------
     Total liabilities and
     stockholders' equity ........   $1,043,434                    $1,010,512                  $950,313
                                     ==========                    ==========                  ========
Interest spread (average
  rate earned minus
  average rate paid) (TE) ........                           3.20%                      3.30%                       3.24%
                                                             =====                      =====                       =====

Net interest income (TE) .........                $   38,770                   $36,417                    $34,692
                                                  ==========                   =======                    =======
Net yield on interest
  earning assets (TE) ............                           4.08%                      4.02%            4.02%
                                                             =====                      =====            =====

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $154,000, $138,000 and $90,000 in 2000, 1999 and 1998, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4    Loan fees of approximately  $1,061,000 and $1,212,000,  $1,170,000 in 2000,
     1999 and 1998, respectively, are included in total loan income.
5 Due to current regulatory issues the Company is allowed to reclassify certain demand deposits to savings deposits. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions, which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

The following table presents, on a fully taxable equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                       Analysis of Volume and Rate Changes
                                 (in thousands)

                                                        2000                            1999
                                          -----------------------------    ------------------------------
                                           Increase                         Increase
                                          (Decrease)                       (Decrease)
                                             From                             From
                                           Previous    Due to    Due to     Previous   Due to      Due to
                                             Year      Volume     Rate       Year      Volume       Rate
                                          -----------------------------    -------------------------------
Interest Income
     Taxable investment securities .....   ($1,322)   ($1,777)   $   455    ($  177)   $   317    ($  494)
     Tax-exempt investment securities ..       125        142        (17)       654        726        (72)
     Federal funds sold and interest
       bearing deposits ................       327        (71)       398       (871)      (634)      (237)
     Loans .............................     8,109      6,560      1,549      1,970      3,442     (1,472)
                                           ---------------------------------------------------------------
          Total interest income ........   $ 7,239    $ 4,854    $ 2,385    $ 1,576    $ 3,851    ($2,275)
                                           ---------------------------------------------------------------

Interest Expense
     Interest bearing demand
       and savings deposits ............   $ 1,300    ($  212)   $ 1,512    $   538    $   868    ($  330)
     Time deposits .....................     2,447      1,105      1,342     (1,282)      (238)   ($1,044)
     Federal funds purchased, repurchase
       agreements and notes payable ....       654         30        624        288        455       (167)
     Federal Home Loan Bank advances
       and other borrowings ............       485        433         52        307        350        (43)
                                           ---------------------------------------------------------------
          Total interest expense .......   $ 4,886    $ 1,356    $ 3,530    ($  149)   $ 1,435    ($1,584)
                                           ---------------------------------------------------------------
Net Interest Income (TE) ...............   $ 2,353    $ 3,498    ($1,145)   $ 1,725    $ 2,416    ($  691)
                                           ===============================================================

Total average earning assets increased from $905,535,000 in 1999 to $950,950,000 in 2000, generating higher levels of interest income in 2000, and interest expense increased due to a trend towards higher rates during 2000. Average loans increased $74,554,000, resulting in an increase of $8,109,000 in interest income, of which $6,560,000 was due to an increase in volume and $1,549,000 was attributable to higher rates. Average tax-exempt investment securities increased $2,066,000, resulting in an increase of $125,000 in interest income, of which $142,000 was due to an increase in volume, offset slightly by $17,000 due to lower rates. These increases in average balances were somewhat offset by a decrease in average taxable investment securities of $29,899,000, resulting in a decrease of $1,322,000 in interest income in this category, of which $1,777,000 was due to lower volume, somewhat offset by $455,000 due to an increase in rates. Also, average federal funds sold and interest bearing deposits decreased $1,306,000 in 2000. However, interest income in this category increased $327,000. Of this increase, $398,000 was due to an increase in rates, offset somewhat by $71,000 due to lower volume.

Total average earning assets increased from $861,966,000 in 1998 to $905,535,000 in 1999, generating higher levels of interest income in 1999, while interest expense decreased despite higher average interest bearing liabilities. Average loans increased $39,749,000, resulting in an increase of $1,970,000 in interest income, of which $3,442,000 was attributable to an increase in the volume of loans, offset somewhat by $1,472,000 due to lower rates. Average tax-exempt investment securities increased $10,429,000, resulting in an increase of $654,000 in interest income of which $726,000 was attributable to an increase in volume, offset slightly by $72,000 due to lower rates. Average taxable investment securities increased $5,359,000, but produced a $177,000 decrease in interest income, of which $494,000 was attributable to rate decreases, offset somewhat by a $317,000 increase due to increased volume. These increases were offset somewhat by a $11,968,000 decrease in federal funds sold and interest bearing deposits, which led to a decrease in interest income of $871,000 of which $634,000 was attributable to decreased volume, and $237,000 was due to lower rates.

The Company establishes interest rates on loans and deposits based on market rates--such as the 91-day Treasury Bill rate and the prime rate--and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally higher in 2000 compared to 1999. The average rate earned on loans increased 27 basis points from 8.58% in 1999 to 8.85% in 2000. The yield on taxable investment securities increased 16 basis points from 5.81% for the year ended December 31, 1999 to 5.97% for the year ended December 31, 2000. The yield on federal funds sold and interest bearing deposits increased 174 basis points from 5.11% in 1999 to 6.85% in 2000.

The actual balances of loans at December 31, 2000 were higher than at December 31, 1999. Commercial, financial and agricultural loans, real estate loans, and installment and consumer loans increased $31,111,000, $25,651,000, and $1,690,000, respectively. Strong demand was responsible for the overall increase in loans from 1999 to 2000.

Interest expense increased $4,886,000 in 2000 compared to 1999. This was mainly caused by an increase of $2,447,000 of interest on time deposits. Of this increase, $1,342,000 was due to an increase in rate, as the average rate paid increased from 5.27% in 1999 to 5.67% in 2000, and $1,105,000 was due to an increase in volume. Interest expense on interest bearing demand and savings deposits increased $1,300,000 in 2000, of which $1,512,000 was due to an increase in rates, as average rates paid increased from 3.03% in 1999 to 3.51% in 2000. This increase was slightly offset by a $212,000 decrease due to lower volume. The average balance of federal funds purchased, repurchase agreements and notes payable increased from $74,663,000 in 1999 to $75,376,000 in 2000. This resulted in an increase in interest expense of $654,000, of which $624,000 was due to rate increases and $30,000 was due to higher volume. Interest expense on Federal Home Loan Bank advances and other borrowings increased $485,000, with $433,000 attributable to volume increases and $52,000 due to higher rates.

Interest expense decreased $149,000 in 1999 compared to 1998. This was primarily caused by the decrease of $1,282,000 of interest on time deposits. Of this decrease, $1,044,000 was attributable to lower rates, as the average rate paid decreased from 5.59% in 1998 to 5.27% in 1999, and $238,000 was attributable to a decrease in volume. Somewhat offsetting this decrease was a $538,000 increase in interest expense on interest bearing demand and savings deposits from 1998 to 1999. Of this $538,000 increase, $868,000 was due to an increase in volume, offset by $330,000 due to lower rates. Interest expense for Federal Home Loan Bank advances and other borrowings increased $307,000 in 1999, of which $350,000 was due to volume increases, offset somewhat by $43,000 due to lower rates. The average balance in federal funds purchased, repurchase agreements and notes payable increased from $63,917,000 in 1998 to $74,663,000 in 1999. Interest expense in this category increased $288,000, of which $455,000 was due to higher volume, offset somewhat by $167,000 due to lower rates.

Provision for Loan Losses

The quality of the Company's loan portfolio is of prime importance to the Company's management and its board of directors, as loans are the largest component of the Company's assets. The Company maintains an independent credit administration function which performs reviews of all large loans and all loans which present indications of additional credit risk. Approval of the senior loan committee, which meets weekly, is required prior to funding of all secured credit relationships over $500,000 and all unsecured relationships over $100,000. This committee also reviews nonaccrual loans and other problem loans. The board of directors meets monthly to review problem loans, the Company's lending policies and practices, and the results of credit administration analyses.

Continued emphasis on loan quality was reflected in the ratio of net charge-offs to average net loans, which was 0.10% for 2000 and 0.14% for 1999. Net charge-offs decreased from $743,000 in 1999 to $607,000 in 2000. Net charge-offs for 2000 included a $300,000 recovery associated with a commercial credit. The provision for loan losses increased $231,000, from $573,000 in 1999 to $804,000 in 2000. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) The Company charged off $1,252,000 in loans during 2000 compared to $1,256,000 in 1999. A decrease in charge-offs of commercial, financial and agricultural loans of $407,000 was almost completely offset by a $34,000 increase in charge-offs of residential real estate loans, and an increase of $369,000 in charge-offs of installment and consumer loans. Recoveries of previously charged off loans increased to $645,000 in 2000 from $513,000 in 1999, with the largest increase in the area of commercial, financial and agricultural loans which increased $195,000 from 1999 to 2000. The Company continues to emphasize credit analysis and early detection of problem loans.

Noninterest Income

Noninterest income decreased $1,622,000, or 9.1%, from 1999 to 2000. This decrease was primarily due to a decrease at FirsTech, Inc. in remittance processing income of $1,546,000, or 19.0%. Although the number of items processed was comparable between 2000 and 1999, there was a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Gain on sales of mortgage loans held-for-sale decreased $315,000, or 59.8%. This decrease reflected a $34,349,000, or 57.4%, decrease in funded mortgage loans held-for-sale during 2000 compared to 1999 due to the changing interest rate environment. Also contributing to the decrease in noninterest income was a $298,000, or 14.0%, decrease in other income from $2,135,000 in 1999 to $1,837,000 in 2000. This decrease was due, in part, to $159,000 in consulting revenue in 1999, which did not occur in 2000, as well as a decrease of $96,000 in mortgage servicing income. Further contributing to the decrease in noninterest income was a decrease in income from securities transactions of $120,000, or 85.1%. This was mainly the result of selling an equity investment in 1999 for a gain of $100,000 with no comparable sales in 2000. Somewhat offsetting these decreases was an increase of $576,000, or 11.8%, in trust and brokerage fees. The majority of this increase was due to the addition of new business. Higher market values during the first three quarters of 2000 also added to the increase in assets under management on which fees are based. Service charges on deposit accounts increased $81,000, or 4.0%.

Noninterest income increased $3,304,000, or 22.7%, from 1998 to 1999. Included in this increase was a $2,986,000, or 57.8%, increase in remittance processing income, from $5,165,000 in 1998 to $8,151,000 in 1999. This increase was the result of increased volume from existing FirsTech, Inc. customers as well as price adjustments on current contracts. Trust and brokerage fees increased $676,000, or 16.0%, from $4,222,000 in 1998 to $4,898,000 in 1999. The increase was a result of an increase in assets due to new accounts, as well as increased market values, which generated larger fees. Other income increased $49,000, or 2.3% and income from securities transactions increased $15,000, or 11.9%. Somewhat offsetting these increases was a decrease in gains on sales of mortgage loans held-for-sale of $319,000, or 37.7%. This reflected a $32,893,000, or 35.5%, decrease in funded mortgage loans held-for-sale during 1999 compared to 1998, when significant growth occurred due to lower interest rates. Service charges on deposit accounts of decreased $103,000, or 4.9%.

Noninterest Expense

Total noninterest expense decreased $1,100,000, or 3.1%, to $34,689,000 in 2000 from $35,789,000 in 1999. The 1999 expense was an increase of $5,198,000, or 17.0%, over 1998 noninterest expense of $30,591,000. During 2000, reconciliation liability expense decreased $2,500,000 from 1999. During 1999, the Company established a liability of $2,500,000 related to reconciliation differences involving its subsidiary, FirsTech, Inc. During the same period, salaries and employee benefits expense decreased $501,000, or 2.7%, other expense decreased $476,000, or 10.0%, service charges from correspondent banks decreased $430,000, or 30.1%, occupancy expense decreased $187,000, or 7.8% and office supplies expense decreased $19,000, or 1.5%. Somewhat offsetting these decreases were increases in merger related professional fees of $2,544,000, equipment expense of $279,000, or 8.3%, and data processing expense of $190,000, or 14.8%. During 1999, reconciliation liability expense increased $2,500,000 as discussed above, salaries and employee benefits increased $2,026,000, or 12.1%, service charges from correspondent banks increased $1,300,000, or 1,015.6%, equipment expense increased $424,000, or 14.4%, data processing expense increased $302,000, or 30.9%, and office supplies increased $193,000, or 18.2%. Somewhat offsetting these increases were decreases in other expense of $1,454,000, or 23.4% and occupancy expense of $93,000, or 3.7%.

Salaries and employee benefits decreased $501,000, or 2.7%, from $18,775,000 in 1999 to $18,274,000 in 2000. This decrease was mainly due to closure of FirsTech, Inc.'s Hammond processing center in 1999. Also included in 2000 salary expenses was approximately $1,034,000 due to early retirement and termination of employment contracts as a result of the merger, as well as staff reductions due to improvements in efficiency. Salaries and employee benefits in 1999 increased $2,026,000, or 12.1%, from $16,749,000 in 1998. This increase was mainly due to an increase in the volume of checks processed by FirsTech, Inc. in the retail lockbox business resulting in the hiring of additional staff, as well as an increased use of temporary services.

Other noninterest expense decreased $476,000, or 10.0%, from $4,771,000 in 1999 to $4,295,000 in 2000. Included in this decrease was $461,000 in other real estate income, due to the sale of a property in 2000, which had previously been written down. In 1999, other noninterest expense decreased $1,454,000, or 23.4%, from $6,225,000 in 1998.

Service charges from correspondent banks decreased $430,000, or 30.1%, from $1,428,000 in 1999 to $998,000 in 2000, mainly due to lower volume of lockbox processing for FirsTech, Inc. In 1999, service charges from correspondent banks increased $1,300,000, or 1,015.6%, from $128,000 in 1998. This increase was primarily the result of an increase in the number of checks processed by FirsTech, Inc. in the retail lockbox business.

Occupancy expense decreased $187,000, or 7.8%, from $2,407,000 in 1999 to $2,220,000 in 2000. This decrease was primarily related to the closure of FirsTech, Inc.'s Hammond processing center. Occupancy expense in 1999 decreased $93,000, or 3.7%, from $2,500,000 in 1998.

Supplies expense decreased $19,000, or 1.5%, from $1,255,000 in 1999 to $1,236,000 in 2000. In 1999, supplies expense increased $193,000, or 18.2%, from
$1,062,000 in 1998. The increase in 1999 included the purchase of office supplies needed to implement check imaging, binders given to customers for check image statement storage, and increased supply usage by FirsTech, Inc. due to increased check processing business.

Merger related professional fees were $2,544,000 compared to none in 1999 and 1998. Most of these expenses were incurred during the first quarter of 2000 due to the merger between BankIllinois Financial Corporation and First Decatur Bancshares, Inc.

Equipment expense increased $279,000, or 8.3%, from $3,373,000 in 1999 to $3,652,000 in 2000. Included in this increase was a $587,000 write-down of computer equipment and software related to the aforementioned merger. Equipment expense increased in 1999 by $424,000, or 14.4%, from $2,949,000 in 1998 to
$3,373,000 in 1999. This change consisted primarily of an increase in depreciation expense, as well as an increase in computer maintenance expense at FirsTech, Inc.

Data processing expense increased $190,000, or 14.8%, from $1,280,000 in 1999 to $1,470,000 in 2000. In 1999, data processing expense increased $302,000, or 30.9%, from $978,000 in 1998 to $1,280,000 in 1999. The increase in data processing expense was due to the Company's continuing commitment to investment in technology as it positions itself for the future.

Income Tax Expense

Income tax expense increased $1,261,000, or 24.4%, in 2000 compared to 1999, due to an increase in net income as well as merger related expenses for which the Company has not recognized a tax benefit. Income tax expense decreased $153,000, or 2.9%, in 1999 compared to 1998, due to slightly lower taxable income. The Company's effective tax rate was 34.9%, 30.6% and 31.3% for the years ended December 31, 2000, 1999 and 1998, respectively. The effective tax rate increased in 2000 compared to 1999 and 1998 due to merger related expenses for which the Company has not recognized a tax benefit.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets increased $55,335,000, or 5%, from $1,035,746,000 at December 31, 1999 to $1,091,081,000 at December 31, 2000. This increase in total assets resulted from an increase of $58,255,000, or 10%, in loans, net of allowance for loan losses, an increase of $10,639,000, or 22%, in cash and due from banks, an increase of $6,842,000, or 3%, in securities available-for-sale, an increase of $1,447,000, or 16%, in accrued interest receivable, an increase of $1,268,000, or 39%, in non-marketable equity securities, and a $403,000, or 24%, increase in mortgage loans held-for-sale. These increases were somewhat offset by a decrease of $13,850,000, or 35%, in federal funds sold and interest bearing deposits, a decrease of $4,963,000, or 6%, in investment securities held-to-maturity, a decrease of $3,075,000, or 23%, in other assets, and a decrease of $1,631,000, or 7%, in premises and equipment. The increase in year-end assets was partially a result of deposits being $44,857,000, or 6%, higher at December 31, 2000 than at December 31, 1999. Federal Home Loan Bank advances and other borrowings were $8,920,000, or 28%, higher, while federal funds purchased, repurchase agreements and other notes were $9,482,000, or 12%, lower at December 31, 2000 than at December 31, 1999. Average assets were $32,922,000, or 3%, higher in 2000 than in 1999. Included in the increase in average assets was an increase of $74,554,000, or 14%, in average net loans including mortgage loans held for sale and an increase in average tax-exempt investment securities of $2,066,000, or 5%. These increases were somewhat offset by a decrease in average taxable investment securities of $29,899,000, or 10%, and a decrease in average cash and due from banks of $13,427,000, or 22%. The increase in average assets was a result of higher average deposits, Federal Home Loan Bank advances and other borrowings, and federal funds purchased, repurchase agreements and other notes in 2000. There was an increase in total average deposits of $17,627,000, or 2%, in 2000 from 1999. Included in this increase were some shifts in the average deposit mix in 2000 versus 1999. Average time deposits increased $20,246,000, or 6%, average non-interest bearing savings increased $14,010,000, or 41%, and average interest-bearing savings increased $10,921,000, or 13%. Somewhat offsetting these increases were a decrease in average interest-bearing demand deposits of $17,753,000, or 7%, and a decrease of $9,797,000, or 10%, in non-interest bearing demand deposits.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:

                          Carrying Value of Securities
                                 (in thousands)

December 31,                                      2000        1999       1998
                                                --------------------------------
Securities available-for-sale:
     U.S. Treasury .........................    $ 23,812    $ 37,601    $ 65,095
     Federal agencies ......................     156,322     139,812     168,912
     Mortgage-backed securities ............      11,513      14,870      17,745
     State and municipal ...................      15,349      10,220       6,419
     Corporate and other obligations .......         294         320         320
     Marketable equity securities ..........       6,396       4,021       3,207
                                                --------------------------------
               Total .......................    $213,686    $206,844    $261,698
                                                ================================
Securities held-to-maturity:
     U.S. Treasury .........................    $   --      $   --      $  1,649
     Federal agencies ......................      29,428      28,994      32,328
     Mortgage-backed securities ............      22,642      27,193      20,964
     State and municipal ...................      32,902      33,748      36,135
                                                --------------------------------
               Total .......................    $ 84,972    $ 89,935    $ 91,076
                                                ================================

Non-marketable equity securities ...........    $  4,529    $  3,261    $  3,230
                                                ================================

               Total securities ............    $303,187    $300,040    $356,004
                                                ================================

The unrealized gain on securities available-for-sale, net of tax effect, increased $3,962,000, to a gain of $600,000 at December 31, 2000 from a loss of $3,362,000 at December 31, 1999.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2000:

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

                                                                           December 31, 2000
                                      ------------------------------------------------------------------------------------------
                                          1 year             1 to 5             5 to 10             Over
                                          or less            years               years            10 Years            Total
                                      Amount    Rate    Amount    Rate     Amount     Rate     Amount   Rate     Amount    Rate
                                      ------------------------------------------------------------------------------------------
Securities available-for-sale:
     U.S. Treasury ...............    $17,344   5.98%  $  6,468   6.26%  $      --      --   $     --     --    $ 23,812   6.05%
     Federal agencies ............     25,420   5.80%    97,949   6.08%     28,793    6.46%     4,160   6.96%    156,322   6.12%
     Mortgage-backed securities ..      2,248   6.72%     6,299   6.78%      1,022    6.94%     1,944   6.64%     11,513   6.76%
     State and municipal .........        281   3.55%     2,827   5.57%      5,933    4.45%     6,308   5.03%     15,349   4.88%
     Other securities ............        294   7.85%        --      --         --       --        --      --        294   7.85%
     Marketable equity securities1         --      --        --      --         --       --        --      --      6,396      --
                                      -------          --------          ---------           --------           --------
          Total ..................    $45,587          $113,543          $  35,748           $ 12,412           $213,686
                                      =======          ========          =========           ========           ========
Average Yield ....................              5.91%             6.11%               6.14%             5.93%              6.06%
                                                =====             =====               =====             =====              =====

Securities held-to-maturity:
     Federal agencies ............   $  8,500   5.52%  $ 18,498   5.82%  $  2,430     6.59%  $    --       --   $ 29,428   5.80%
     Mortgage-backed securities ..      6,988   5.66%    14,724   5.69%       623     6.14%      307    6.09%     22,642   5.70%
     State and municipal .........      2,826   4.57%    17,314   4.35%    12,351     4.99%      411    4.99%     32,902   4.62%
                                     --------          --------          --------            -------            --------
          Total ..................   $ 18,314          $ 50,536          $ 15,404            $   718            $ 84,972
                                     ========          ========          ========            =======            ========

Average Yield ....................              5.43%             5.28%               5.29%             5.46%              5.31%
                                                =====             =====               =====             =====              =====

Non-marketable equity securities (1)       --      --        --      --        --        --       --       --   $  4,529      --
                                     ===========================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                                               2000           1999           1998           1997           1996
                                                           -----------------------------------------------------------------------
Commercial, financial and agricultural .................   $   219,541    $   188,430    $   168,862    $   167,752    $   157,330
Real estate ............................................       319,412        293,761        240,529        234,976        211,944
Installment and consumer ...............................       129,775        128,085        101,580        112,360        116,489
                                                           -----------------------------------------------------------------------
     Total loans .......................................   $   668,728    $   610,276    $   510,971    $   515,088    $   485,763
                                                           =======================================================================

                         Percentage of Loans Outstanding

                                                                   2000           1999           1998           1997           1996
                                                                 -------------------------------------------------------------------
Commercial, financial and agricultural .................          32.83%         30.88%         33.05%         32.57%         32.39%
Real estate ............................................          47.76%         48.13%         47.07%         45.62%         43.63%
Installment and consumer ...............................          19.41%         20.99%         19.88%         21.81%         23.98%
                                                                 -------------------------------------------------------------------
     Total .............................................         100.00%        100.00%        100.00%        100.00%        100.00%
                                                                 ===================================================================

Total loans increased $58,452,000, or 9.6%, from December 31, 1999 to December 31, 2000, with increases in commercial, financial and agricultural loans, real estate loans, and installment and consumer loans of $31,111,000, $25,651,000 and $1,690,000 respectively. Strong loan demand was responsible for the overall increase in loans from 1999 to 2000. A business cycle downturn could have an adverse effect on loan demand.

Total loans increased by $99,305,000, or 19.4%, from December 31, 1998 to December 31, 1999, with increases in commercial, financial and agricultural loans, real estate loans, and installment and consumer loans, of $19,568,000, $53,232,000, and $26,505,000, respectively. The increase in installment and consumer loans was mainly attributable to an increase in indirect loans. Loan demand was also strong in the commercial and real estate areas during 1999.

The balance of loans outstanding as of December 31, 2000 by maturities is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

                                                      December 31, 2000
                                         --------------------------------------------
                                          1 year       1-5        over 5
                                          or less     years       years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $123,342    $ 74,538    $ 21,661    $219,541
Real estate ..........................     58,730     134,801     125,881     319,412
Installment and consumer .............     30,560      95,054       4,161     129,775

     Total ...........................   $212,632    $304,393    $151,703    $668,728
                                         ============================================

Percentage of total loans outstanding      31.80%      45.52%      22.69%     100.00%
                                         ============================================

As of December 31, 2000, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $50,862,000 in fixed-rate loans and $45,337,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 2000 included $123,875,000 in fixed-rate loans and $136,807,000 in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                2000       1999         1998       1997        1996
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at
     beginning of year ....................   $ 8,682     $ 8,852     $ 8,837     $ 8,969     $ 9,238
                                              -------------------------------------------------------
Charge-offs during period:
     Commercial, financial and agricultural   $   (99)    $  (506)    $  (200)    $  (198)    $  (610)
     Residential real estate ..............       (34)         --         (15)        (25)       (203)
     Installment and consumer .............    (1,119)       (750)       (933)     (1,383)     (1,188)
                                              -------------------------------------------------------
          Total ...........................   $(1,252)    $(1,256)    $(1,148)    $(1,606)    $(2,001)
                                              -------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural   $   463     $   268     $    52     $   154     $   661
     Residential real estate ..............         9          53          14         146          88
     Installment and consumer .............       173         192         288         277         298
                                              -------------------------------------------------------
          Total ...........................   $   645     $   513     $   354     $   577     $ 1,047
                                              -------------------------------------------------------

               Net charge-offs ............   $  (607)    $  (743)    $  (794)    $(1,029)    $  (954)
Provision for loan losses .................       804         573         809         897         685
                                              -------------------------------------------------------
Allowance for loan losses at end of year ..   $ 8,879     $ 8,682     $ 8,852     $ 8,837     $ 8,969
                                              =======================================================
Ratio of net charge-offs to
     average net loans ....................     0.10%       0.14%       0.16%       0.21%       0.20%
                                              =======================================================

Management reviews criteria such as the customer's historic loan payment performance, financial statements, financial ratios, cash flow, net worth, collateral and guaranties, as well as local and national economic factors, in determining whether loans should be written off as uncollectible. The Company records a loss if it is probable that a loss will occur and the amount can be reasonably estimated.

The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgement in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The local economy has remained stable for the past several years. A business cycle downturn could have an adverse effect on loan quality.

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. A significant portion of the net charge-offs during 1996 and 1997 were a result of the emphasis placed on the early detection of problem credits. The level of charge-offs of installment and consumer loans in 1999 and 2000 was reflective of the significant growth of the indirect loan portfolio during this period.

The following table shows the allocation of the allowance for loan losses to each loan category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                               2000     1999     1998     1997     1996
                                              ------------------------------------------
Allocated:
     Commercial, financial and agricultural   $3,426   $3,476   $4,038   $4,340   $4,392
     Residential real estate ..............      855      799    1,040    1,446    1,510
     Installment and consumer .............    1,649    1,289    1,332    1,343    1,419
                                              ------------------------------------------
          Total allocated allowance .......   $5,930   $5,564   $6,410   $7,129   $7,321
Unallocated allowances ....................    2,949    3,118    2,442    1,708    1,648
                                              ------------------------------------------
Total .....................................   $8,879   $8,682   $8,852   $8,837   $8,969
                                              ==========================================

The portion of the allowance for loan losses which was unallocated decreased by $169,000 to $2,949,000 at December 31, 2000 from $3,118,000 a year earlier. The
$360,000 increase in the amount of the allowance for loan losses allocated to installment and consumer loans from December 31, 1999 to December 31, 2000 was due primarily to the reclassification of a $350,000 specific allocation for retail loans from the unallocated allowance total to installment and consumer loans. The $50,000 decrease in the dollars allocated to commercial, financial and agricultural, from December 31, 1999 to December 31, 2000 was offset by a $56,000 increase in the allocation for residential real estate.

The unallocated portion of the allowance for loan losses remained relatively unchanged from 1999 to 2000 as there were no significant changes in the factors used to calculate the allowance for loan losses or the risk in the loan portfolio. This unallocated amount is determined based on management's judgement, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocations.

Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analyses performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

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

                               Nonperforming Loans
                                 (in thousands)

                                      2000      1999       1998       1997       1996
                                  ----------------------------------------------------

Nonaccrual loans ................ (1) $602  (1) $112  (1) $1,507 (1) $2,530 (1) $2,308
                                      ================================================

Loans past due 90 days or more ..     $846      $440      $1,084     $1,170     $1,034
                                      ================================================

Renegotiated loans ..............     $ 88      $104      $  121     $  140     $  162
                                      ================================================

1    Includes  $505,000 at December  31,  2000,  $112,000 at December  31, 1999,
     $787,000 at December 31, 1998,  $700,000 at December 31, 1997, and $448,000
     at December 31, 1996 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2000, the Company had approximately $8,240,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $8,240,000 of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection are placed on nonaccrual status. There were $602,000 of nonaccrual loans at December 31, 2000 compared to $112,000 at December 31, 1999. Loans past due 90 days or more but still accruing increased by $406,000 in 2000 to a balance of $846,000 at December 31, 2000, from $440,000 at December 31, 1999. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2000 based on levels of performance and also details the allocation of interest collected during the period in 2000 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                    Nonaccrual and Related Interest Payments
                                 (in thousands)

                                                          Cash Interest Payments Applied As:
                                                         -----------------------------------
                                  At December 31, 2000               Recovery of   Reduction
                                    Book   Contractual   Interest   Prior Partial     of
                                   Balance   Balance      Income     Charge-offs   Principal
                                  ----------------------------------------------------------
Contractually past due with:
     Substantial performance ..     $  7      $  9        $  -          $ -          $  1
     Limited performance ......       --        --           -            -            --
     No performance ...........      595       743           -            -             3
                                   ---------------------------------------------------------
Total .........................     $602      $752        $  -          $ -          $  4
                                   =========================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2000 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment decreased $1,631,000 in 2000 from 1999. This decrease was primarily due to depreciation expense of $2,813,000 and loss on disposal of computer equipment of $587,000 as the Company moved more of its data processing to a service bureau environment. These decreases were somewhat offset by $1,769,000 of purchases.

Other Assets

Other assets decreased $3,075,000 in 2000 from 1999. Contributing to the change was a decrease of $2,041,000 in deferred taxes caused by the change from an unrealized loss on securities available-for-sale at December 31, 1999, to an unrealized gain at December 31, 2000. Also contributing to the change was a decrease in capitalized merger costs of $698,000 at December 31, 1999, which were expensed in March 2000 and a decrease of $474,000 in FirsTech, Inc.'s accounts receivable.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

              Average Balance and Weighted Average Rate of Deposits
                             (dollars in thousands)

                                    2000                   1999                   1998
                           --------------------   --------------------  ---------------------
                           Weighted               Weighted               Weighted
                           Average      Average   Average      Average   Average      Average
                           Balance       Rate     Balance       Rate     Balance       Rate
                           ------------------------------------------------------------------
Demand
     Noninterest bearing   $ 88,059       --      $ 97,856       --      $113,524       --
     Interest bearing ..    224,233      3.99%     241,986      3.35%     254,961      3.14%

Savings
     Noninterest bearing     47,906       --        33,896       --            --       --
     Interest bearing ..     93,118      2.36%      82,197      2.10%      40,858      3.14%

Time
     $100,000 and over .     93,761      5.81%      86,418      5.19%      80,614      5.61%
     Under $100,000 ....    250,544      5.62%     237,641      5.30%     247,752      5.59%
                           --------               --------               --------
     Totals ............   $797,621               $779,994               $737,709
                           ========               ========               ========

In analyzing its deposit activity, management has noted that average total deposits increased $17,627,000 during 2000. Included in this increase were shifts in the average deposit mix in 2000 versus 1999. There were increases in average noninterest bearing savings deposits of $14,010,000, or 41%, average time deposits under $100,000 of $12,903,000, or 5%, average interest bearing savings deposits of $10,921,000, or 13%, and average time deposits $100,000 and over of $7,343,000, or 8%. Somewhat offsetting these increases were decreases in average interest bearing demand deposits of $17,753,000, or 7% and average non-interest bearing demand deposits of $9,797,000, or 10%.

The table below sets forth the maturity of deposits greater than $100,000 at December 31, 2000:

                  Maturity of Time Deposits of $100,000 or More
                                 (in thousands)

                                                                     Total Time
                            State of                                 Deposits of
Maturity at December 31,    Illinois   Brokered                       $100,000
  2000                    Time Deposit   CDs       CDs       IRAs      or More
--------------------------------------------------------------------------------

3 months or less ........   $  5,200   $   --   $ 30,073   $    828   $ 36,101
3 to 6 months ...........      3,000       --     13,378        605     16,983
6 to 12 months ..........       --         --     24,630        901     25,531
Over 12 months ..........       --      5,000     14,167      2,248     21,415
                            --------------------------------------------------
     Total ..............   $  8,200   $5,000   $ 82,248   $  4,582   $100,030
                            ====================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions, securities sold under repurchase agreements, which mature from one day to three years from the date of sale and U.S. Treasury demand notes. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased, repurchase agreements and notes payable at December 31, 2000 and 1999, the average balance for the years ended December 31, 2000, 1999 and 1998, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2000 and 1999, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total stockholders' equity rose $9,321,000 from $116,081,000 at December 31, 1999 to $125,402,000 at December 31, 2000. The increase represents net income of $11,989,000 and a $3,962,000 increase in accumulated other comprehensive income
(loss). Decreases included cash dividends declared of $4,472,000, net treasury stock transactions of $2,083,000, $64,000 from stock appreciation rights and the purchase of $11,000 in fractional shares of common stock following the stock dividend and merger.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Banks are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 2000 and 1999 was 11.6% and 11.4%, respectively. The leverage ratios for the individual banks are disclosed in note 19 in the Notes to consolidated Financial Statements. All are well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at December 31, 2000 and 1999 was 18.6% and 19.1%--significantly higher than the regulatory minimum. The individual bank's total risk-weighted assets ratio is disclosed in note 19 in the Notes to consolidated Financial Statements. All are significantly higher than the regulatory minimum.

Inflation and Changing Prices

Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income (loss), liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.

Liquidity and Cash Flows

The Company requires cash to fund loan growth and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Company monitors the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.

The Company was able to adequately fund loan demand and meet liquidity needs in 2000. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $3,211,000 from December 31, 1999 to December 31, 2000. In 1999, planning related to potential Year 2000 issues resulted in additional cash on hand at the end of 1999. This was partially responsible for the $18,401,000 increase in cash and cash equivalents in 1999 compared to 1998. The decrease in 2000 resulted from investing activities, somewhat offset by financing activities and operating activities. There were differences in sources and uses of cash during 2000 compared to 1999. Less cash was provided in the area of financing activities during 2000 compared to 1999. This was primarily due to a decrease in federal funds purchased, repurchase agreements and notes payable compared to an increase in 1999 which was used to fund loan growth. This was somewhat offset by an increase in deposits. Less cash was also provided by operating activities in 2000 compared to 1999. This was mainly due to lower proceeds from sales of loans originated for sale, offset somewhat by less cash used to fund loans originated for sale as less loans were originated in 2000 than 1999 due to increased interest rates. In the area of investing activities, slightly more cash was used in 2000 compared to 1999. This was primarily due to lower proceeds from maturities, calls and sales of investments in debt and equity securities, offset partially by a reduction in purchases of investments of the same. Funding of new loans decreased in 2000 compared to 1999, as the growth of the loan portfolio in 2000 was not as great as in 1999.

The Company's future short-term requirements for cash are not expected to significantly change and will continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No outside borrowing is anticipated. The Company expects to maintain FHLB advances near the current level. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain funds from several sources. The Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Interest Rate Sensitivity

The concept of interest sensitivity attempts to gauge exposure of the Company's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of the Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. One way the Company monitors its interest rate sensitivity and liquidity is through the use of static gap reports, which measure the difference between assets and liabilities maturing or repricing within specified time periods.

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2000:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                 (in thousands)

                                                          1-30      31-90       91-180     181-365      Over
                                                          Days       Days         Days       Days      1 Year     Total
                                                        -----------------------------------------------------------------
Interest earning assets:
     Federal funds sold and interst-bearing deposits$   $ 25,172   $     --    $     --    $     --   $     --   $ 25,172
     Debt and equity securities1 ....................     14,061     16,906      11,562      32,843    227,815    303,187
     Loans (2).......................................    100,825     72,374      30,451      70,709    396,459    670,818
                                                        -----------------------------------------------------------------
          Total interest earning assets .............   $140,058   $ 89,280    $ 42,013    $103,552   $624,274   $999,177
                                                        -----------------------------------------------------------------
Interest bearing liabilities:
     Savings and interest bearing demand deposits3 ..   $ 22,140   $  1,394    $  2,064    $  4,077   $157,011   $186,686
     Money market savings deposits ..................    146,320         --          --          --         --    146,320
     Time deposits ..................................     31,936     48,725      74,294     106,617     95,739    357,311
     Federal funds purchased, repurchase agreements
          and notes payable .........................     62,714        225         602       6,017        100     69,658
     FHLB Advances and other borrowings .............      5,005         34          15       6,031     29,893     40,978
                                                        -----------------------------------------------------------------
          Total interest bearing liabilities ........   $268,115   $ 50,378    $ 76,975    $122,742   $282,743   $800,953
                                                        =================================================================

Net asset (liability) funding gap ...................  ($128,057)  $ 38,902    ($34,962)   ($19,190)  $ 34,531   $198,224
                                                        =================================================================

Repricing gap .......................................       0.52       1.77        0.55        0.84       2.21       1.25
Cumulative repricing gap ............................       0.52       0.72        0.69        0.72       1.25       1.25
                                                        =================================================================

1    Debt and equity securities include securities available-for-sale.
2    Loans include mortgage loans held-for-sale.
3 The total of savings and interest-bearing demand deposits does not include $40,634,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

Included in the 1-30 day category of savings and interest-bearing demand deposits is non-core deposits plus a percentage, based upon industry-accepted assumptions, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months for each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions, of the core deposits, as follows:

                                  1-30 Days  31-90 Days  91-180 Days  181-365 Days  Over 1 Year
                                  ---------  ----------  -----------  ------------  -----------
Savings and interest-bearing
     demand deposits ...........    11.9%       0.7%         1.1%          2.2%         84.1%

At December 31, 2000, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $1,281,000 in 30 days and $892,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $25,104,000 from the Federal Home Loan Bank on a secured basis.

The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database, which includes each of the different product categories, which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

The following table shows projected results at December 31, 2000 and December 31, 1999 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

Basis Point Change
                              +200       +100       -100        -200
                             ----------------------------------------

   December 31, 2000          0.2%       0.1%      (0.1%)      (0.2%)
   December 31, 1999         (0.7%)     (0.4%)      0.4%        0.7%

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

New Accounting Rules and Regulations

In June 1998, the Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued, which originally required the Statement to adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In July 1999 the Statement on Financial Accounting Standards No. 137 was issued. This Statement delayed the implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the Statement on Financial Accounting Standards No. 138 was issued to modify and clarify various provisions of Statement No. 133. The Company expects to adopt Statement No. 133, as amended by Statements No. 137 and 138, effective January 1, 2001. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings of financial position.

In September 2000, Statement on Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to replace Statement on Financial Accounting Standards No. 125, which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on its financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1996

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

See pages 25 through 26.

Item 8.  Financial Statements and Supplementary Data

The financial statements begin on page __.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets

  Consolidated Statements of Income

  Consolidated Statements of Changes in Stockholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

                          Independent Auditor's Report

The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have  audited  the  accompanying  consolidated  balance  sheet of Main Street
Trust, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated financial statements of BankIllinois Financial Corporation and subsidiary for the year ended December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, prior to their restatement for the 2000 pooling of interests. The contribution of BankIllinois Financial Corporation and subsidiary to assets, total stockholders' equity, net interest income, and net income represented 55.2%, 54.9%, 55.4% and 64.6% of the respective restated totals for the year ended December 31, 1999. The contribution of BankIllinois Financial Corporation and subsidiary to assets, total stockholders' equity, net interest income, and net income represented 54.9%, 53.9%, 56.4% and 52.0% of the respective restated totals for the year ended December 31, 1998. Separate financial statements of the other companies included in the December 31, 1999 restated consolidated balance sheet and consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 were audited and reported on separately by other auditors; and their report dated January 28, 2000 expressed an unqualified opinion on those financial statements. We also audited the combination of the accompanying consolidated financial statements as of December 31, 1999, and consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, after restatement for the 2000 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.


/s/ McGladrey & Pullen, LLP


Champaign, Illinois
February 20, 2001

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999
                        (in thousands, except share data)

                                                                                2000           1999
                                                                            --------------------------
Assets
  Cash and due from banks ...............................................   $   58,967      $   48,328
  Federal funds sold and interest bearing deposits ......................       25,172          39,022
                                                                            --------------------------
         Cash and cash equivalents ......................................       84,139          87,350
                                                                            --------------------------
  Investments in debt and equity securities:
    Available-for-sale, at fair  value ..................................      213,686         206,844
    Held-to-maturity,  at cost  (fair  value  of $84,849) and
      $87,780 at December 31, 2000 and 1999, respectively) ..............       84,972          89,935
    Non-marketable equity securities, at cost ...........................        4,529           3,261
                                                                            --------------------------
        Total investments in debt and equity securities .................      303,187         300,040
                                                                            --------------------------
  Loans, net of allowance for loan losses of $8,879 and
    $8,682 at December 31, 2000 and 1999, respectively ..................      659,849         601,594
  Mortgage loans held for sale ..........................................        2,090           1,687
  Premises and equipment ................................................       20,874          22,505
  Accrued interest receivable ...........................................       10,629           9,182
  Other assets ..........................................................       10,313          13,388
                                                                            --------------------------
        Total assets ....................................................   $1,091,081      $1,035,746
                                                                            ==========================

Liabilities and Stockholders' Equity
Deposits:
  Demand, non-interest bearing ..........................................   $  108,981      $   82,955
  Demand, interest bearing ..............................................      233,838         230,394
  Savings ...............................................................      139,802         143,133
  Time, $100 and over ...................................................      100,030          92,382
  Other time ............................................................      257,281         246,211
                                                                            --------------------------
               Total deposits ...........................................      839,932         795,075
Federal funds purchased, repurchase agreements, and notes payable .......       69,658          79,140
Federal  Home Loan Bank  advances  and  other  borrowings ...............       40,978          32,058
Accrued interest payable ................................................        4,584           4,090
Other liabilities .......................................................       10,527           9,302
                                                                            --------------------------
        Total liabilities ...............................................      965,679         919,665
                                                                            --------------------------
Stockholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized ............           --              --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    10,582,484 and 10,578,772 shares issued at December 31, 2000
    and 1999, respectively ..............................................          106             106
  Paid in capital .......................................................       44,306          44,310
  Retained earnings .....................................................       82,512          75,027
  Accumulated other comprehensive income (loss) .........................          600          (3,362)
                                                                            --------------------------
                                                                               127,524         116,081
  Less:  treasury stock, at cost, 112,178 shares at December 31, 2000 ...       (2,122)             --
                                                                            --------------------------
        Total stockholders' equity ......................................      125,402         116,081
                                                                            --------------------------
        Total liabilities and stockholders' equity ......................   $1,091,081      $1,035,746
                                                                            ==========================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2000, 1999 and 1998
                        (in thousands, except share data)

                                                                            2000         1999          1998
                                                                        ---------------------------------------
Interest income:
      Loans and fees on loans .......................................   $    55,154   $    47,041   $    45,064
      Investments in debt and equity securities:
              Taxable ...............................................        15,533        16,855        17,032
              Tax-exempt ............................................         2,031         1,948         1,517
      Federal funds sold and interest-bearing deposits ..............         1,553         1,226         2,097
                                                                        ---------------------------------------
                  Total interest income .............................        74,271        67,070        65,710
                                                                        ---------------------------------------

Interest expense:
      Demand, savings, and other time deposits ......................        25,213        22,427        23,136
      Time deposits $100 and over ...................................         5,451         4,490         4,525
      Federal funds purchased, repurchase agreements,
                  and notes payable .................................         3,764         3,110         2,822
      Federal Home Loan Bank advances and other borrowings ..........         2,171         1,686         1,379
                                                                        ---------------------------------------
                  Total interest expense ............................        36,599        31,713        31,862
                                                                        ---------------------------------------
                  Net interest income ...............................        37,672        35,357        33,848
Provision for loan losses ...........................................           804           573           809
                                                                        ---------------------------------------
                  Net interest income after provision for loan losses        36,868        34,784        33,039
                                                                        ---------------------------------------

Non-interest income:
      Remittance processing .........................................         6,605         8,151         5,165
      Trust and brokerage fees ......................................         5,474         4,898         4,222
      Service charges on deposit accounts ...........................         2,087         2,006         2,109
      Securities transactions, net ..................................            21           141           126
      Gain on sales of loans, net ...................................           212           527           846
      Other .........................................................         1,837         2,135         2,086
                                                                        ---------------------------------------
                  Total non-interest income .........................        16,236        17,858        14,554
                                                                        ---------------------------------------

Non-interest expense:
      Salaries and employee benefits ................................        18,274        18,775        16,749
      Merger related professional fees ..............................         2,544            --            --
      Reconciliation liability ......................................            --         2,500            --
      Occupancy .....................................................         2,220         2,407         2,500
      Equipment .....................................................         3,652         3,373         2,949
      Data processing fees ..........................................         1,470         1,280           978
      Office supplies ...............................................         1,236         1,255         1,062
      Service charges from correspondent banks ......................           998         1,428           128
      Other .........................................................         4,295         4,771         6,225
                                                                        ---------------------------------------
                  Total non-interest expense ........................        34,689        35,789        30,591
                                                                        ---------------------------------------
                  Income before income taxes ........................        18,415        16,853        17,002
Income taxes ........................................................         6,426         5,165         5,318
                                                                        ---------------------------------------
                  Net income ........................................   $    11,989   $    11,688   $    11,684
                                                                        =======================================

Per share data:
      Basic earnings per share ......................................   $      1.14   $      1.10   $      1.07
      Weighted average shares of common stock outstanding ...........    10,550,437    10,592,903    10,888,086
      Diluted earnings per share ....................................   $      1.11   $      1.08   $      1.05
      Weighted average shares of common stock and dilutive
        potential common shares outstanding .........................    10,762,547    10,819,894    11,093,044

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2000, 1999 and 1998
                        (in thousands, except share data)

                                                                                       Accumulated
                                                                                          Other
                                                                                       Comprehensive
                                              Common Stock        Paid-in     Retained    Income       Treasury Stock
                                            Shares      Amount     Capital    Earnings    (Loss)      Shares     Amount      Total
                                           -----------------------------------------------------------------------------------------
Balance, January 1, 1998, as previously
  reported .............................   10,503,241  $   105   $ 43,278   $ 66,994   $    677      428,013    ($7,995)   $103,059
Retirement of treasury stock in merger .     (428,013)      (4)    (7,991)        --         --     (428,013)     7,995          --
Restated for 5% stock dividend-2000 ....      503,945        5      8,940     (8,945)        --           --         --          --
                                           -----------------------------------------------------------------------------------------
Balance January 1, 1998, as restated ...   10,579,173      106     44,227     58,049        677           --          --    103,059
                                                                                                                           ---------
Comprehensive Income:
  Net income ...........................           --       --         --     11,684         --           --          --     11,684
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of taxes of $542 ...............           --       --         --         --      1,052           --          --      1,052
    Reclassification adjustment,
      net of tax of ($43) ..............           --       --         --         --        (83)          --          --        (83)
                                                                                                                           ---------
    Comprehensive income ...............                                                                                     12,653
                                                                                                                           ---------
Fractional shares of common stock
  purchased following stock dividend ...         (200)      --         (4)        --         --           --          --         (4)
Stock appreciation rights ..............           --       --         77         --         --           --          --         77
Cash dividends ($0.29 per share) .......           --       --         --     (3,199)        --           --          --     (3,199)
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1998 .............   10,578,973      106     44,300     66,534      1,646           --          --    112,586
                                                                                                                           ---------
Comprehensive Income:
     Net income ........................           --       --         --     11,688         --           --          --     11,688
     Net change in unrealized gain
       (loss) on securities available-
       for-sale, net of taxes of
       ($2,532) ........................           --       --         --        --      (4,915)          --          --     (4,915)
     Reclassification adjustment,
       net of tax of ($48) .............           --       --         --        --         (93)          --          --        (93)
                                                                                                                           ---------
     Comprehensive income ..............                                                                                      6,680
                                                                                                                           ---------
Fractional shares of common
  Stock purchased following stock
    dividend ...........................         (201)      --         (5)       --          --           --          --         (5)
Stock appreciation rights ..............           --       --         15        --          --           --          --         15
Cash dividends ($0.30 per share) .......           --       --         --    (3,195)         --           --          --     (3,195)
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 1999 .............   10,578,772      106     44,310    75,027      (3,362)          --          --    116,081
                                                                                                                           ---------
Comprehensive Income:
  Net income ...........................           --       --         --    11,989          --           --          --     11,989
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of tax of $2,051 ...............           --       --         --        --       3,976           --          --      3,976
  Reclassification adjustment, net
    of tax of ($7) .....................           --       --         --        --         (14)          --          --        (14)
                                                                                                                           ---------
     Comprehensive income ..............                                                                                     15,951
                                                                                                                           ---------
Fractional shares of common stock
  purchased following stock dividend
  and merger ...........................         (328)      --        (11)       --          --           --          --        (11)
Stock appreciation rights ..............           --       --        (64)       --          --           --          --        (64)
Cash dividends ($0.42 per share) .......           --       --         --    (4,472)         --           --          --     (4,472)
Treasury stock transactions, net .......        4,040       --         71       (32)         --      112,178      (2,122)    (2,083)
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2000 ...........     10,582,484   $  106   $ 44,306  $ 82,512    $    600     $112,178    $ (2,122)  $125,402
                                          ==========================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                  2000        1999         1998
                                                                               -----------------------------------
Cash flows from operating activities:
    Net income .............................................................   $  11,989    $  11,688    $  11,684
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization ..........................................       2,839        2,699        2,387
    Amortization of bond premiums, net .....................................         202          783           93
    Provision for loan losses ..............................................         804          573          809
    Deferred income taxes ..................................................         (26)        (975)         (24)
    Securities transactions, net ...........................................         (21)        (141)        (126)
    Federal Home Loan Bank stock dividend ..................................        (169)          --           --
    Gain on sales of mortgage loans, net ...................................        (212)        (527)        (846)
    Loss on disposal of premises and equipment .............................         587           27           --
    Stock appreciation rights ..............................................         (64)          15           77
    Proceeds from sales of mortgage loans originated for sale ..............      25,537       59,886       92,779
    Mortgage loans originated for sale .....................................     (25,728)     (49,179)    (101,476)
    Other, net .............................................................         711        1,836       (8,501)
                                                                               -----------------------------------
                  Net cash provided by operating activities ................      16,449       26,685       (3,144)
                                                                               -----------------------------------

Cash flows from investing activities:
    Net (increase) decrease in loans .......................................     (59,066)    (101,375)       3,298
    Proceeds from maturities and calls of investments in debt securities:
       Held-to-maturity ....................................................       3,456       19,164       15,308
       Available-for-sale ..................................................      38,727       85,529      126,634
    Proceeds from sales of investments in debt and equity securities:
       Available-for-sale ..................................................       9,619       34,573        7,570
       Other equity securities .............................................          --           --           48
    Purchases of investments in debt and equity securities:
       Held-to-maturity ....................................................      (3,054)     (21,608)     (57,916)
       Available-for-sale ..................................................     (51,581)     (77,623)    (165,647)
       Other equity securities .............................................      (1,099)         (41)         (70)
    Principal paydowns from mortgage-backed securities:
       Held-to-maturity ....................................................       4,503        3,486        1,757
       Available-for-sale ..................................................       2,272        4,253       13,182
    Purchases of premises and equipment ....................................      (1,769)      (3,928)      (1,968)
    Proceeds from sale of premises and equipment ...........................          --           --        1,380
                                                                               -----------------------------------
                    Net cash used in investing activities ..................     (57,992)     (57,570)     (56,424)
                                                                               -----------------------------------

Cash flows from financing activities:
    Net increase in deposits ...............................................      44,857       29,409       27,385
    Net (decrease) increase in federal funds purchased, repurchase
      agreements, and notes payable ........................................      (9,482)      18,899       (1,215)
    Net increase in Federal Home Loan Bank advances and other borrowings ...       8,920        4,154       16,950
    Cash dividends paid ....................................................      (3,869)      (3,176)      (3,186)
    MSTI post merger stock transactions, net ...............................      (2,094)          --           --
                                                                               -----------------------------------
                  Net cash provided by financing activities ................      38,332       49,286       39,934
                                                                               -----------------------------------
                  Net (decrease)  increase in cash and cash equivalents ....      (3,211)      18,401      (19,634)
Cash and cash equivalents at beginning of year .............................      87,350       68,949       88,583
                                                                               -----------------------------------
Cash and cash equivalents at end of year ...................................   $  84,139    $  87,350    $  68,949
                                                                               ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ...............................................................   $  36,105    $  31,624    $  32,105
    Income taxes ...........................................................       6,684        6,819        5,273
    Real estate acquired through or in lieu of foreclosure .................          92          410           26
    Dividends declared not paid ............................................       1,047          444          425

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.   Organization

MainStreet Trust, Inc. is a holding company whose subsidiaries BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc., (the "Company") provide a full range of banking services to individual and corporate customers located within Champaign, Decatur, and Shelbyville,
Illinois, and the surrounding communities. The subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

2.   Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

(a)  Principles of Consolidation and Financial Statement Presentation

     On August 12, 1999, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. entered into an agreement and Plan of Merger, which provided for a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger, which was completed on March 23, 2000, has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include both companies. As a result of the merger, former stockholders of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. received 5,828,260 and 4,752,649 shares of Company common stock, respectively.

     The consolidated financial statements include the accounts of Main Street Trust, Inc. and its wholly owned subsidiaries, BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville, (the "Banks") and FirsTech, Inc., a retail payment processing company. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Property held by the Trust & Investments Division in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company.

     The  Company  currently  operates  in two  industry  segments.  The primary business involves providing banking services to central Illinois. BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS. The Company operates primarily to manage its investment in the subsidiaries. Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

     The following is a summary of selected data for the various business segments as of and for the year ending December 31:

                                             Banking      Remittance
                                             Services      Services        Company      Eliminations        Total
                                           -------------------------------------------------------------------------
2000
---------------------------------------
Total interest income .................    $    74,346    $       137     $      172     $      (384)    $    74,271
Total interest expense ................         36,983             --             --            (384)         36,599
Provision for loan losses .............            804             --             --              --             804
Total non-interest income .............          9,933          7,434            174          (1,305)         16,236
Total non-interest expense ............         25,317          5,849          4,828          (1,305)         34,689
Income before income tax ..............         21,175          1,722         (4,482)             --          18,415
Income tax expense ....................          6,587            593           (754)             --           6,426
Net income ............................         14,588          1,129         (3,728)             --          11,989
Total assets ..........................      1,081,001          6,606        129,942        (126,468)      1,091,081
Depreciation and amortization .........          2,292            523             24              --           2,839

1999
---------------------------------------
Total interest income .................    $    67,105    $       106    $       180     $      (321)    $    67,070
Total interest expense ................         32,034             --             --            (321)         31,713
Provision for loan losses .............            573             --             --              --             573
Total non-interest income .............          9,944          8,718            127            (931)         17,858
Total non-interest expense ............         25,293          7,568          3,859            (931)         35,789
Income before income tax ..............         19,149          1,256         (3,552)             --          16,853
Income tax expense ....................          5,946            426         (1,207)             --           5,165
Net income ............................         13,203            830         (2,345)             --          11,688
Total assets ..........................      1,025,562          6,565        118,667        (115,048)      1,035,746
Depreciation and amortization .........          2,238            437             24              --           2,699

1998
---------------------------------------
Total interest income .................    $    65,709    $       127    $       126     $      (252)    $    65,710
Total interest expense ................         32,114             --             --            (252)         31,862
Provision for loan losses .............            809             --             --              --             809
Total non-interest income .............          9,591          5,753            155            (945)         14,554
Total non-interest expense ............         25,589          5,318            629            (945)         30,591
Income before income tax ..............         16,788            562           (348)             --          17,002
Income tax expense ....................          5,240            195           (117)             --           5,318
Net income ............................         11,548            367           (231)             --          11,684
Total assets ..........................        973,286          5,332        114,683        (114,236)        979,065
Depreciation and amortization .........          2,021            332             34              --           2,387

(b)  Investments in Debt and Equity Securities

     Debt securities classified as held-to-maturity are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods which approximate the interest method. These methods consider the timing and amount of prepayments of underlying mortgages in estimating future cash flows on individual mortgage-related securities. Unrealized holding gains and losses for held-to-maturity securities are excluded from earnings and stockholders' equity.

     Debt and  equity  securities  classified  as  available-for-sale  are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using methods, which approximate the interest method over their contractual lives.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

     Non-marketable equity securities, including the Banks' required investment in the capital stock of the Federal Home Loan Bank, are carried at cost, as fair values are not readily determinable.

(c)  Loans

     Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest is credited to income as earned, based upon the principal amount outstanding.

     The accrual of interest on loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as they become due. Interest accrued in the current year is reversed against interest income, and prior years' interest is charged to the allowance for loan losses. Interest income on impaired loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

     Mortgage loans held for sale are carried at the lower of aggregate cost or estimated market value. Net unrealized losses are recognized in a valuation allowance by charges to income. Gains or losses on sales of loans held for sale are computed using the specific-identification method and are reflected in income at the time of sale.

(d)  Allowance for Loan Losses

     The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

     The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loans initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans.

     Loans are categorized as "impaired" when, based on current information or events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, in accordance with the contractual terms of the loan agreement. The Company reviews all non-accrual and substantially delinquent loans, as well as problem loans identified by management, for impairment as defined above. A specific reserve amount will be established for impaired loans in which the present value of the expected cash flows to be generated is less than the amount of the loan recorded on the Company's books. As an alternative to discounting, the Company may use the "fair value" of any collateral supporting a collateral-dependent loan in reviewing the necessity for establishing a specific loan loss reserve amount. Specific reserves will be established for accounts having a collateral deficiency estimated to be $50,000 or more. The Company's general reserve is maintained at an adequate level to cover accounts having a collateral deficiency of less than $50,000. Loans evaluated as groups or homogeneous pools of loans will be excluded from this analysis.

     Management believes the allowance for loan losses is adequate to absorb probable credit losses inherent in the loan portfolio. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to recognize  additions  to the  allowance  for  loan  losses  based  on their
     judgments  of   information   available  to  them  at  the  time  of  their
     examination.

(e)  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to occupancy expense using straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred.

(f)  Other Real Estate

     Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the difference is recorded as a valuation allowance through a charge to income. Subsequent increases in fair value are recorded through a reversal of the valuation allowance, but not below zero. Expenses incurred in maintaining the properties are charged to operations.

(g)  Mortgage Servicing Rights

     The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified primarily based on the contractual maturities of the underlying mortgages. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

(h)  Income Taxes

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and dilutive potential common shares outstanding. Options to purchase shares of the Company's common stock and stock appreciation rights, as discussed in Note 13 to the consolidated financial statements, are the only dilutive potential common shares. The weighted average number of dilutive potential common shares is calculated using the treasury stock method.

     Net income per share has been computed as follows:

                                                                2000          1999          1998
                                                             ---------------------------------------
Net income ...............................................   $11,989,000   $11,688,000   $11,684,000
Shares:
     Weighted average common shares outstanding ..........    10,550,437    10,592,903    10,888,086
     Dilutive effect of outstanding options, as determined
         by the application of the treasury stock method .       196,003       211,145       189,168
     Dilutive effect of outstanding SARs, as determined
         by the application of the treasury stock method .        16,107        15,846        15,790
                                                             -----------   -----------   -----------
     Weighted average common shares outstanding,
         as adjusted .....................................    10,762,547    10,819,894    11,093,044
                                                             ===========   ===========   ===========
Basic earnings per share .................................   $      1.14   $      1.10   $      1.07
                                                             ===========   ===========   ===========
Diluted earnings per share ...............................   $      1.11   $      1.08   $      1.05
                                                             ===========   ===========   ===========

(j)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest-bearing deposits. Generally, federal funds are sold for one-day periods.

(k)  Stock Dividend

     During September 2000, the Company effected a 5% stock dividend. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividends.

(l)  Reclassification

     Certain amounts in the 1998 and 1999 consolidated financial statements have
     been   reclassified   to   conform   with  the  2000   presentation.   Such
     reclassifications have no effect on previously reported net income.

(m)  Emerging Accounting Standards

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

     In September 2000, Statement on Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to replace Statement on Financial Accounting Standards No. 125, which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on its financial statements.


3. Cash and Due from Banks

The compensating balances held at correspondent banks were $22,251,000 and $17,508,000 at December 31, 2000 and 1999, respectively. The Banks maintain such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Banks were required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $8,025,000 and $5,555,000 at December 31, 2000 and 1999, respectively.

4. Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                                                     Available-for-Sale
                                                                          -----------------------------------------
                                                                                       Gross       Gross
                                                                          Amortized  Unrealized  Unrealized   Fair
                                                                             Cost      Gains       Losses     Value
                                                                          -----------------------------------------
December 31, 2000
   U.S. Treasury and other
     government agencies ..............................................   $180,170   $    661   $    697     $180,134
   Mortgage-backed securities .........................................     11,528         69         84       11,513
   Obligations of states and political subdivisions ...................     15,087        289         27       15,349
   Other ..............................................................      5,990      1,480        780        6,690
                                                                          -------------------------------------------
                                                                          $212,775   $  2,499   $  1,588     $213,686
                                                                          ===========================================

December 31, 1999
   U.S. Treasury and other
     government agencies ..............................................   $181,833   $     47   $  4,467     $177,413
   Mortgage-backed securities .........................................     15,072          8        210       14,870
   Obligations of states and political subdivisions ...................     10,623         --        403       10,220
   Other ..............................................................      4,411        388        458        4,341
                                                                          -------------------------------------------
                                                                          $211,939   $    443   $  5,538     $206,844
                                                                          ===========================================

                                                                                        Held-to-Maturity
                                                                          -------------------------------------------
                                                                                       Gross       Gross
                                                                          Amortized  Unrealized  Unrealized   Fair
                                                                             Cost      Gains       Losses     Value
                                                                          -------------------------------------------

December 31, 2000
   U.S. Treasury and other
     government agencies ..............................................   $ 29,428   $     16    $    175    $ 29,269
   Obligations of states and political subdivisions ...................     32,902        320         129      33,093
   Mortgage-backed securities .........................................     22,642         10         165      22,487
                                                                          -------------------------------------------
                                                                          $ 84,972   $    346    $    469    $ 84,849
                                                                          ===========================================

December 31, 1999
   U.S. Treasury and other
     government agencies ..............................................   $ 28,994   $     --    $  1,002    $ 27,992
   Obligations of states and political subdivisions ...................     33,748         80         582      33,246
   Mortgage-backed securities .........................................     27,193          5         656      26,542
                                                                          -------------------------------------------
                                                                          $ 89,935   $     85    $  2,240    $ 87,780
                                                                          ===========================================

A summary of non-marketable equity securities, at cost (in thousands) at December 31, 2000 and 1999 is as follows:

                                                           2000         1999
                                                          --------------------
Federal Home Loan Bank Stock ...................          $3,295        $3,030
Federal Reserve Bank Stock .....................             231           231
Other investments ..............................           1,003            --
                                                          --------------------
                                                          $4,529        $3,261
                                                          ====================

Realized gains and losses (in thousands) on sales and maturities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                          2000   1999     1998
                                                         -----------------------

Gross gains .................................            $ 320   $ 223    $ 127
Gross losses ................................             (299)    (82)      (1)
                                                         -----------------------
Net gains ...................................            $  21   $ 141    $ 126
                                                         =======================

Investments in debt and equity securities with a carrying value of $192,580,000 and $189,043,000 were pledged at December 31, 2000 and 1999, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.

                                       Available-for-sale     Held-to-maturity
                                      --------------------  --------------------
                                      Amortized    Fair     Amortized     Fair
                                        Cost       Value      Cost        Value
                                      ------------------------------------------
Due in one year or less .............. $ 43,324   $ 43,439   $ 11,325   $ 11,319
Due after one year through five years   107,034    107,243     35,812     35,648
Due after five years through ten years   34,763     34,726     14,781     14,972
Due after ten years ..................   10,440     10,512        412        423
                                       -----------------------------------------
                                       $195,561   $195,920   $ 62,330   $ 62,362
Mortgage-backed securities ...........   11,528     11,513     22,642     22,487
Equity securities ....................    5,686      6,253         --         --
                                       -----------------------------------------
              Total debt securities .. $212,775   $213,686   $ 84,972   $ 84,849
                                       =========================================


5. Loans

A summary of loans (in thousands), by classification, at December 31, 2000 and 1999 is as follows:

                                                           2000           1999
                                                         -----------------------
Commercial, financial, and agricultural ..........       $219,541       $188,430
Real estate ......................................        319,412        293,761
Installment and consumer .........................        129,775        128,085
                                                         --------       --------
                                                         $668,728       $610,276
Less:
   Allowance for loan losses .....................          8,879          8,682
                                                         --------       --------
                                                         $659,849       $601,594
                                                         ========       ========

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

During 2000, 1999 and 1998, the Company sold approximately $25,537,000, $59,886,000 and $92,779,000, respectively, of residential mortgage loans in the secondary market, primarily to Bank of America. Gross gains of approximately $228,000, $562,000 and $894,000, and gross losses of approximately $16,000,
$35,000 and $48,000, were realized on the sales during 2000, 1999 and 1998, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2000, 1999 and 1998:

                                                  2000       1999        1998
                                                -------------------------------
Fannie Mae .................................    $111,060   $122,887    $137,491
Freddie Mac ................................       1,051      1,432       1,944
Illinois Housing Development Authority .....       2,759      2,605       3,146

In the normal course of business, loans are made to directors, executive officers, and principal stockholders of the Company and to parties which the Company or its directors, executive officers, and stockholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2000 was as follows:

                                                                         2000
                                                                       ---------
Balance, January 1 .....................................               $ 15,701
New loans ..............................................                 18,096
Repayments .............................................                 (9,106)
                                                                       --------
Balance, December 31 ...................................               $ 24,691
                                                                       ========

At December 31, 2000, one to four family real estate mortgage loans of approximately $126,712,000 were pledged to secure advances from the Federal Home Loan Bank.

Activity in the allowance for loan losses (in thousands) for 2000, 1999 and 1998 was as follows:

                                                       2000     1999      1998
                                                      -------------------------

Balance, beginning of year .......................    $8,682   $8,852    $8,837


Provision charged to expense .....................       804      573       809
Loans charged off ................................    (1,252)  (1,256)   (1,148)
Recoveries on loans previously charged off .......       645      513       354
                                                      -------------------------
Balance, end of year .............................    $8,879   $8,682    $8,852
                                                      =========================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2000, 1999 and 1998:

                                                        2000      1999     1998
                                                      --------------------------

Impaired loans on nonaccrual ......................   $    97   $    --   $  720
Impaired loans continuing to accrue interest ......        --        --       --
                                                      --------------------------
Total impaired loans ..............................   $    97   $    --   $  720
                                                      ==========================
Other non-accrual loans not classified
    as impaired ...................................   $   505   $   112   $  787
                                                      ==========================
Allowance for loan losses on impaired loans .......   $    15   $    --   $  377
                                                      ==========================
Impaired loans for which there is no related
    allowance for loan losses .....................   $    --   $    --   $   --
                                                      ==========================
Average recorded investment in impaired
    loans .........................................   $    19   $   217   $2,240
                                                      ==========================
Interest income recognized from impaired
    loans .........................................   $    --   $    --   $    5
                                                      ==========================
Cash basis interest income recognized from
    impaired loans ................................   $    --   $    97   $   18
                                                      ==========================

6. Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2000 and 1999 is as follows:

                                                              2000        1999
                                                             -------------------

Land ...................................................     $ 4,835     $ 4,786
Furniture and equipment ................................      15,024      15,711
Buildings and leasehold improvements ...................      22,679      22,214
                                                             -------------------
                                                              42,538      42,711
Less accumulated depreciation and amortization .........      21,664      20,206
                                                             -------------------
                                                             $20,874     $22,505
                                                             ===================

Depreciation and amortization expense was $2,813,000, $2,672,000 and $2,335,000 for 2000, 1999 and 1998, respectively.

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2007 and have renewal options to extend the lease terms for various dates through November 2017. The rental expense for these operating leases was $202,000, $209,000 and $222,000 in 2000, 1999 and 1998, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2000 are as follows:

2001                                                      $         202
2002                                                                202
2003                                                                 96
2004                                                                 83
2005                                                                 29
Thereafter                                                           55
                                                          --------------
                                                          $         667
                                                          ==============

7. Deposits

As of December 31, 2000, the scheduled maturities of time deposits (in thousands) were as follows:

2001                                                           $261,567
2002                                                             70,205
2003                                                             21,554
2004                                                              1,576
2005                                                              2,409
                                                               --------
                                                               $357,311
                                                               ========

8. Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2000 and 1999 is as follows:

                                                                 2000     1999
                                                               -----------------
Federal funds purchased ....................................   $ 2,375   $ 2,675
U.S. Treasury demand notes .................................     4,569     5,300
Securities sold under agreements to repurchase:
      U.S. Treasury and other government agency securities
      with carrying values of $88,513,000 and $94,870,000
      and market values of $88,210,000 and $93,598,000
      at December 31, 2000 and 1999, respectively ..........    62,714    71,165
                                                               -------   -------
                                                               $69,658   $79,140
                                                               =======   =======

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                     2000         1999         1998
                                                 --------------------------------------
Federal funds purchased:
   Average daily balance .....................   $    3,549    $    9,417    $    5,748
   Maximum balance at month-end ..............   $   11,860    $   30,300    $    8,000
   Weighted average interest rate at year-end         5.13%         3.91%         3.44%
   Weighted average interest rate for the year        4.95%         4.79%         5.12%

Securities sold under agreements to
   repurchase:
   Average daily balance .....................   $   64,173    $   62,844    $   56,342
   Maximum balance at month-end ..............   $   80,787    $   79,065    $   67,514
   Weighted average interest rate at year-end         5.32%         5.90%         4.06%
   Weighted average interest rate for the year        5.28%         4.24%         4.31%

U.S. Treasury demand notes
   Average daily balance .....................   $    2,588    $    2,401    $    1,791
   Maximum balance at month-end ..............   $    5,330    $    5,490    $    3,156
   Weighted average interest rate at year-end         6.28%         4.49%         4.87%
   Weighted average interest rate for the year        6.29%         4.46%         5.32%

The securities underlying the agreements to repurchase are under the control of the Banks.

9. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2000 is as follows:

                                                                                Weighted
                                    FHLB           Other                         Average
                                  Advances       Borrowings       Total            Rate
                                --------------------------------------------------------
Maturing in year ending:
   2001                           $ 11,000         $    23      $  11,023          6.79%
   2002                              7,000              23          7,023          6.09%
   2003                                  -              23             23          8.75%
   2004                                  -              23             23          8.75%
   2005                                  -              23             23          8.75%
   2006                                  -              23             23          8.75%
   2007                              2,794              23          2,817          6.86%
   2008                             20,000              23         20,023          5.27%
                                 -------------------------------------------------------
                                 $  40,794         $   184      $  40,978          5.94%
                                 =======================================================

The terms of a security agreement with the FHLB require the Banks to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. The Banks had a total remaining borrowing capacity with the FHLB of approximately $25,104,000 at December 31, 2000 at a rate equal to the FHLB current advance rates.

The other borrowings were for the purchase of land at a cost of $266,000. Principal of $23,000 and annual interest is due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of the previous year. The rate at December 31, 2000 was 8.75%.

10. Line of Credit

The Company has an unsecured line of credit of $5,000,000 from a third party lender. As of December 31, 2000, the entire line was available.

11.  Income Taxes

Federal income tax expense (in thousands) for 2000, 1999 and 1998 is summarized as follows:

                                                     2000      1999     1998
                                                    --------------------------

Current .....................................       $6,452    $6,140    $5,342
Deferred ....................................          (26)     (975)      (24)
                                                    --------------------------
Total .......................................       $6,426    $5,165    $5,318
                                                    ==========================

Actual income tax expense (in thousands) for 2000, 1999 and 1998 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                     2000      1999       1998
                                                    ----------------------------

Computed "expected" income taxes ................   $6,445    $5,899     $5,951
Tax-exempt interest income, net of
   disallowed interest expense ..................     (646)     (624)      (492)
Nondeductible merger expenses ...................      509        --         --
Income taxed at lower rates .....................     (184)     (169)      (170)
Other, net ......................................      302        59         29
                                                    ----------------------------
                                                    $6,426    $5,165     $5,318
                                                    ============================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                2000      1999
                                                              ------------------
Deferred tax assets:
   Allowance for loan losses ..............................   $ 2,723   $ 1,907
   Deferred compensation ..................................     1,407     1,230
   Unrealized holding loss on available-for-sale securities        --     1,732
   Other real estate ......................................        --       155
   Stock appreciation rights ..............................       110       120
   Other employee benefits ................................        54        80
   Severance payable ......................................        48        79
   Other ..................................................       100        --
                                                              ------------------
         Total deferred tax assets ........................   $ 4,442   $ 5,303
                                                              ------------------
Deferred tax liabilities:
   Unrealized holding gain on available-for-sale securities   $  (309)  $    --
   Premises and equipment .................................    (1,520)   (1,454)
   Mortgage servicing rights ..............................      (171)     (148)
   Deferred loan fees .....................................      (112)      (86)
   Discount accretion .....................................      (107)      (66)
   Other ..................................................      (869)     (189)
                                                              ------------------
         Total deferred tax liabilities ...................   $(3,088)  $(1,943)
                                                              ------------------
Valuation allowance .......................................      (287)     (278)
                                                              ------------------
         Net deferred tax assets ..........................   $ 1,067   $ 3,082
                                                              ==================

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

12. Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allows for participants' contributions of up to 15% of gross salary, the first 6% of which is available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Total contributions by the Company totaled $928,000, $717,000 and $648,000 for 2000, 1999 and 1998, respectively.

Effective December 31, 1999, the Company terminated the defined benefit plan that covered substantially all of the employees of First National Bank of Decatur, FirsTech, Inc. and First Trust Bank of Shelbyville. As a result of the termination of the Plan, the Company recorded an estimated settlement loss of $2,139,000, recorded a gain on curtailment of $1,587,000 and reduced the related prepaid pension asset in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $280,000,   $260,000   and  $243,000  in  2000,   1999  and  1998,
respectively, related to these agreements.

The Company has a deferred compensation plan for nonemployee directors of the Company in which a participating director may defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors electing to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, is credited with phantom stock units. Phantom stock units shall also be increased by any stock dividends or stock splits declared by the Company. At December 31, 2000 and 1999, $276,579 and $265,511 had been deferred from this plan, which represented 21,148 and 20,149 phantom stock units.

13. Stock Options and Related Plans

The Company has established a stock incentive plan, which provides for the granting of both qualified and non-qualified options of the Company's common stock to certain key managerial employees, and a stock option plan which provides for the granting of non-qualified stock options and stock appreciation rights (SARs) to certain key managerial employees. The option price must be at least 100% of the fair market value of the common stock on the date the option is granted and the maximum option term cannot exceed 10 years. The plan allows for the granting of options in tandem with SARs. Exercise of an SAR cancels the related option and entitles the holder to receive a payment in return, equal to the excess of the fair market value of the shares subject to the option surrendered over the exercise price. Payment by the Company will be made in shares of the Company's common stock with cash paid in lieu of fractional shares. The exercise of an SAR is subject to all of the terms and conditions of the related option. All of these options are fully vested.

In 1996, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options, which vest and thus become exercisable ratably over a three-year period from the date granted. All options granted subsequent to January 1, 1996 were issued from the 1996 plan.

As a result of the merger, all options granted under the previous plans vested. In 2000, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options, which vest and thus become exercisable ratably over a three-year period from the date granted.

The Company has an employee stock option plan (Plan) which is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation expense for the stock option grants has been recognized. Under this Plan, the Company grants selected key officers stock option awards, which vest and become fully exercisable after the fifth anniversary of the date of the grant. Stock options granted under this Plan shall expire ten years from the date of grant. At December 31, 2000, there were options outstanding (not intended to be incentive stock options) for 29,666 shares. These options were granted on December 31, 1993, with an exercise price of $9.70 per share and have a remaining contractual life of three years as of December 31, 2000. During 1999, all 29,666 shares became vested and exercisable. No shares have been exercised pursuant to the Plan.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                            2000             1999               1998
                                    ----------------------------------------------------------
                                             Weighted            Weighted             Weighted
                                             Average             Average              Average
                                             Exercise            Exercise             Exercise
                                     Shares    Price    Shares     Price   Shares       Price
                                    ----------------------------------------------------------
Options outstanding, beginning
  of year .......................    576,071  $10.79    507,088   $ 9.28   443,750     $ 7.61
Granted ($17.70-$20.75 per share)    127,050   19.29     83,776    20.75    90,269      17.70
Exercised .......................     (6,505)  10.18    (11,525)   14.55   (22,963)      9.30
Options forfeited ...............     (4,852)  19.41     (3,268)   18.88    (3,968)     13.81
                                    ----------------------------------------------------------
Options outstanding, end of year     691,764  $12.51    576,071   $10.79   507,088     $ 9.28
                                    ==========================================================
Options exercisable, end of year     654,868  $12.12    515,813   $ 9.79   418,975     $ 8.30
                                    ==========================================================
Weighted average fair value of
   options granted ..............             $ 2.31              $ 3.98               $ 4.69
                                              ======              ======               ======

                  Options Outstanding                  Options Exercisable
----------------------------------------------------  -----------------------
                              Weighted
                               Average     Weighted                 Weighted
                              Remaining    Average                  Average
Exercise          Number     Contractual   Exercise     Number      Exercise
  price        Outstanding      Life        Price     Outstanding     Price
-----------------------------------------------------------------------------
  $  5.63        268,052        3.00       $   5.63     268,052     $  5.63
     7.27         17,981        3.96           7.27      17,981        7.27
     9.70         29,666        3.00           9.70      29,666        9.70
    12.65         41,288        1.17          12.65      41,288       12.65
    12.96         34,027        1.25          12.96      34,027       12.96
    16.42          4,956        3.96          16.42       4,956       16.42
    17.00          2,311        3.96          17.00       2,311       17.00
    17.28          3,302        3.96          17.28       3,302       17.28
    17.70         81,012        2.21          17.70      81,012       17.70
    18.14          3,302        3.96          18.14       3,302       18.14
    19.29        126,000        8.80          19.29      89,104       19.29
    20.75         79,367        3.21          20.75      79,367       20.75
    21.55            500        3.96          21.55         500       21.55
              ---------------------------------------------------------------
                 691,764        3.84       $  12.51     654,868     $ 12.12
              ===============================================================

The fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.

                                                    2000       1999        1998
                                                   -----------------------------
Number of options granted .....................    127,050     83,776     90,269
Risk-free interest rate .......................      5.14%      6.06%      4.59%
Expected life, in years .......................       8.80       3.46       3.47
Expected volatility ...........................     11.06%      7.79%      7.57%
Expected dividend yield .......................      2.39%      1.41%      1.41%

Grants under the stock incentive and stock option plans are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for incentive stock option grants under the plans. Had compensation cost for all of the stock-based compensation plans been determined based on the fair values of awards (the method described by Statement No. 123), on the grant date, reported income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                           2000         1999       1998
                                        ---------------------------------
Net income on common stock:
   As reported ....................     $ 11,989     $ 11,688    $ 11,684
   Pro forma ......................       11,743       11,453      11,471
Basic earnings per share:
   As reported ....................     $   1.14     $   1.10    $   1.07
   Pro forma ......................         1.11         1.08        1.05
Diluted earnings per share:
   As reported ....................     $   1.11     $   1.08    $   1.05
   Pro forma ......................         1.09         1.06        1.03


14. Dividend Restrictions

Without prior approval of the Comptroller of the Currency, First National Bank of Decatur is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to First National Bank of Decatur's retained net profits (as defined) for that year and the two preceding years. At December 31, 2000, First National Bank of Decatur had available retained earnings of approximately $8,130,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, BankIllinois and First Trust Bank of Shelbyville are restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the FDIC as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2000, BankIllinois and First Trust Bank of Shelbyville had available retained earnings of approximately $35,704,000 and $10,743,000 respectively, for the payment of dividends.

15. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2000 and 1999 and the related condensed statements of income and cash flows for 2000, 1999 and 1998 for Main Street Trust, Inc.:

                                Condensed Balance Sheets
                                ------------------------
                                     (in thousands)

                                                           2000           1999
                                                         -----------------------
Assets:
   Cash ..........................................       $  1,587       $  7,350
   Investments in banks ..........................        112,482         99,113
   Investments in FirsTech .......................          6,242          6,112
   Investment in other securities ................          7,255          3,932
   Other assets ..................................          2,752          2,155
                                                         -----------------------
                                                         $130,318       $118,622
                                                         =======================
Liabilities and stockholders' equity:
   Dividends payable .............................       $  1,047       $    444
   Other liabilities .............................          3,869          2,137
   Stockholders' equity ..........................        125,402        116,081
                                                         -----------------------
                                                         $130,318       $118,662
                                                         =======================

                         Condensed Statements of Income

                                 (in thousands)

                                                       2000      1999     1998
                                                     ---------------------------
Revenue:
    Dividends received from subsidiaries ..........  $ 5,359   $ 8,438   $11,499
    Interest income on deposits ...................       87       100       126
    Income on securities ..........................       85        80        13
    Securities gains/losses .......................       42        (9)       --
    Other .........................................      132       135       141
                                                      --------------------------
       Total revenue ..............................    5,705     8,744    11,779
                                                      --------------------------

Expenses:
    Reconciliation liability ......................       --     2,500        --
    Merger related professional fees ..............    2,544        --        --
    Termination of pension plan and benefit costs .       --       743        --
    Amortization of organization costs ............       --        --        11
    Other .........................................    2,285       615       618
                                                      --------------------------
       Total expense ..............................    4,829     3,858       629
                                                      --------------------------

       Income before applicable income tax benefit
       and equity in undistributed income of
       subsidiaries ...............................      876     4,886    11,150
Applicable income tax benefit .....................      754     1,207       118
Equity in undistributed income of subsidiaries ....   10,359     5,595       416
                                                     ---------------------------
       Net income .................................  $11,989   $11,688   $11,684
                                                     ===========================

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                 (in thousands)

                                                  2000       1999        1998
                                                --------------------------------
Cash flows from operating activities:
   Net income ...............................   $ 11,989   $ 11,688    $ 11,684
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in undistributed income of
       subsidiaries .........................    (10,359)    (5,595)       (416)
     Depreciation ...........................         24         24          24
     Amortization of organization costs .....         --         --          11
     Other, net .............................      1,567        288      (5,172)
                                                --------------------------------
               Net cash provided by operating
                  activities ................      3,221      6,405       6,131
                                                --------------------------------
Cash flows from investing activities:
   Equity securities transactions, net ......     (2,508)    (1,031)     (2,496)
     Other, net .............................         27         --          --
                                                --------------------------------
               Net cash used in investing
                  activities ................     (2,481)    (1,031)     (2,496)
                                                --------------------------------
Cash flows from financing activities:
   Treasury stock transactions, net .........     (2,057)        --          --
   Fractional shares purchased following
     stock dividend and merger ..............        (11)        (5)         (4)
   Cash dividends paid ......................     (4,472)    (3,176)     (3,186)
     Other, net .............................         37         --          --
                                                --------------------------------
               Net cash used in financing
                  activities ................     (6,503)    (3,181)     (3,190)

Cash at beginning of year ...................      7,350      5,157       4,712
                                                --------------------------------
Cash at end of year .........................   $  1,587   $  7,350    $  5,157
                                                ================================


16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                                                                       Year Ended December 31, 2000
                                                                           Three Months Ended
                                                              -----------------------------------------------
                                                              December 31  September 30   June 30    March 31
                                                              -----------------------------------------------
Interest income .............................................   $19,489      $18,878      $18,030     $17,874
Interest expense ............................................     9,945        9,525        8,589       8,540
                                                                ---------------------------------------------
          Net interest income ...............................     9,544        9,353        9,441       9,334
Provision for losses on loans ...............................       346          191          131         136
                                                                ---------------------------------------------
          Net interest income after
               provision for losses
               on loans .....................................     9,198        9,162        9,310       9,198
Other income ................................................     3,876        3,977        4,064       4,319
Other expense ...............................................     7,959        7,989        7,643      11,098
                                                                ---------------------------------------------
          Income before income taxes ........................     5,115        5,150        5,731       2,419
Income taxes ................................................     1,581        1,606        1,814       1,425
                                                                ---------------------------------------------

         Net income .........................................   $ 3,534      $ 3,544      $ 3,917     $   994
                                                                =============================================

Basic earnings per share ....................................   $  0.34      $  0.34      $   0.37    $  0.09
                                                                =============================================

Diluted earnings per share ..................................   $  0.33      $  0.33      $   0.36    $  0.09
                                                                =============================================

17. Disclosures About Commitments and Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Management does not anticipate any significant losses as a result of these transactions.

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2000 and 1999:

                                                               2000       1999
                                                             -------------------
Financial instruments whose contract amounts represent
  credit risk:
    Commitments to extend credit .........................   $132,163   $146,171
    Standby letters of credit ............................      4,093      3,529

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The standby letters of credit are unsecured.

The Company does not engage in the use of interest rate swaps, futures, forwards or options contracts.

There are reconciliation differences which involve the Company's subsidiary, FirsTech, Inc. in connection with its commercial remittance processing services. Following the completion of the Company's investigation of these differences, and after consultation with its professional advisors, the Company's Board of Directors directed that a liability in the amount of $2.5 million be recorded in the fourth quarter of 1999. At this time, no claim has been made, nor is management aware of any threatened claim by any of the Company's current or former remittance processing customers.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2000 and 1999:

                                                      2000                   1999
                                               -------------------   -------------------
                                               Carrying    Fair      Carrying    Fair
                                                Amount     Value      Amount     Value
                                               -----------------------------------------
Assets:
   Cash and cash equivalents ...............   $ 84,139   $ 84,139   $ 87,350   $ 87,350
   Investments in debt and equity securities    303,187    303,064    300,040    297,885
   Mortgage loans held-for-sale ............      2,090      2,090      1,687      1,687
   Loans ...................................    659,849    678,678    601,594    590,586
   Accrued interest receivable .............     10,629     10,629      9,182      9,182
Liabilities:
   Deposits ................................   $839,932   $842,984   $795,075   $792,089
   Federal funds, repurchase agreements,
        and notes payable ..................     69,658     70,338     79,140     79,119
   FHLB advances and other borrowings ......     40,978     40,924     32,058     31,703
   Accrued interest payable ................      4,584      4,584      4,090      4,090

Management's fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Investments in Debt and Equity Securities

The fair value of investments in debt and equity securities is estimated based on bid prices received from securities dealers.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2000 and 1999. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

Accrued Interest Receivable

The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest-bearing and interest-bearing demand deposits and savings deposits is the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

Federal Funds Purchased, Repurchase Agreements, and Notes Payable

The fair value of federal funds purchased, repurchase agreements, and notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased, repurchase agreements, and notes payable with similar remaining maturities.

Federal Home Loan Bank (FHLB) Advances and Other Borrowings

The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on current FHLB advances with similar remaining maturities.

Accrued Interest Payable

The carrying value of accrued interest payable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit is generally estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of commitments to extend credit and standby letters of credit approximates the balances of such commitments.

18. Litigation

The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising out of the ordinary course of business.

It is the opinion of management that the disposition or ultimate resolution of any other claims and lawsuits arising out of the ordinary course of business will not have a material adverse effect on the consolidated financial position of the Company.

19. Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios as of December 31, 2000 and 1999 are presented in the following tables:

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                     For capital      Prompt Corrective
                                                    Actual        Adequacy Purposes:  Action Provisions:
                                               ----------------   ------------------  ------------------
                                                Amount   Ratio     Amount     Ratio    Amount     Ratio
                                               ----------------   -----------------   ------------------
 As of December 31, 2000:
    Total capital
       (to risk-weighted assets)
       Consolidated ........................   $133,352   18.6%   $ 57,224     8.0%      N/A       10.0%
       BankIllinois ........................   $ 64,777   16.1%   $ 32,125     8.0%   $ 40,156     10.0%
       First National Bank of Decatur ......   $ 43,886   16.0%   $ 21,996     8.0%   $ 27,495     10.0%
       First Trust Bank of Shelbyville .....   $ 12,194   29.2%   $  3,339     8.0%   $  4,174     10.0%
    Tier I capital
       (to risk-weighted assets)
       Consolidated ........................   $124,474   17.4%   $ 28,612     4.0%        N/A      6.0%
       BankIllinois ........................   $ 59,698   14.9%   $ 16,062     4.0%   $ 24,093      6.0%
       First National Bank of Decatur ......   $ 40,449   14.7%   $ 10,998     4.0%   $ 16,497      6.0%
       First Trust Bank of Shelbyville .....   $ 11,869   28.4%   $  1,669     4.0%   $  2,504      6.0%
    Tier I capital
       (to average assets)
       Consolidated ........................   $124,474   11.6%   $ 42,982     4.0%        N/A      5.0%
       BankIllinois ........................   $ 59,698   10.7%   $ 22,403     4.0%   $ 28,004      5.0%
       First National Bank of Decatur ......   $ 40,449    9.5%   $ 16,952     4.0%   $ 21,190      5.0%
       First Trust Bank of Shelbyville .....   $ 11,869   16.3%   $  2,907     4.0%   $  3,634      5.0%

                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                     For capital      Prompt Corrective
                                                    Actual        Adequacy Purposes:  Action Provisions:
                                               ----------------   ------------------  ------------------
                                                Amount   Ratio     Amount     Ratio    Amount     Ratio
                                               ----------------   -----------------   ------------------
As of December 31, 1999:
   Total capital
      (to risk-weighted assets)
      Consolidated .........................   $127,468   19.1%   $ 53,396     8.0%        N/A
      BankIllinois .........................   $ 58,366   14.7%   $ 31,669     8.0%   $ 39,586     10.0%
      First National Bank of Decatur .......   $ 39,249   16.8%   $ 18,677     8.0%   $ 23,346     10.0%
      First Trust Bank of Shelbyville ......   $ 12,223   34.7%   $  2,816     8.0%   $  3,520     10.0%
   Tier I capital
      (to risk-weighted assets)
      Consolidated .........................   $119,086   17.8%   $ 26,698     4.0%        N/A
      BankIllinois .........................   $ 53,383   13.5%   $ 15,834     4.0%   $ 23,752      6.0%
      First National Bank of Decatur .......   $ 36,325   15.6%   $  9,338     4.0%   $ 14,007      6.0%
      First Trust Bank of Shelbyville ......   $ 12,019   34.1%   $  1,408     4.0%   $  2,112      6.0%
   Tier I capital
      (to average assets)
      Consolidated .........................   $119,086   11.4%   $ 41,623     4.0%        N/A
      BankIllinois .........................   $ 53,383    9.7%   $ 21,916     4.0%   $ 27,395      5.0%
      First National Bank of Decatur .......   $ 36,325    8.9%   $ 16,371     4.0%   $ 20,464      5.0%
      First Trust Bank of Shelbyville ......   $ 12,019   17.3%   $  2,786     4.0%   $  3,482      5.0%


Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2001 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2001 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2001 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2000, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

Name                      Position with Main Street, its subsidiaries
(Age)                     and occupation for the last five years
--------------            ------------------------------------------------------
David B. White            Executive Vice President and Chief Financial
(Age 49)                  Officer of Main Street and BankIllinois;  Executive
                          Vice President and Chief Financial Officer of BankIllinois Financial and BankIllinois (1993-2000)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the directors, executive officers and persons who own more than 10% of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the exchange on which the shares of common stock are traded. These persons are also required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company's review of the copies of such forms furnished to the Company and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2000, the Company is not aware of any failures to comply with the filing requirements of Section 16(a) during 2000.

Item 11.  Executive Compensation

The information in the 2001 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Item 13.  Certain Relationships And Related Transactions

The information in the 2001 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Index to Financial Statements

See page 29.

(a)(2)   Financial Statement Schedules

                  N/A

(a)(3)   Schedule of Exhibits

The Exhibit Index which immediately follows the signature page to this Form 10-K is incorporated by reference.

(b)      Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

(c)      Exhibits

The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

By:  /s/ Van A. Dukeman                   By: /s/ David B. White
     ---------------------------------        ----------------------------------
     Van A. Dukeman                           David B. White
     President, CEO and Director              Executive Vice President and
                                              Principal Financial and
                                              Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

/s/ John W. Luttrell
------------------------------
John W. Luttrell                           Chairman and Director

/s/ Van A. Dukeman
------------------------------
Van A. Dukeman                             President, CEO and Director

/s/ Gregory B. Lykins
-----------------------------
Gregory B. Lykins                          Vice Chairman and Director

/s/ Phillips C. Wise
------------------------------
Phillip C. Wise                            Executive Vice President and Director

/s/ David J. Downey
------------------------------
David J. Downey                            Director

/s/ Larry D. Haab
------------------------------
Larry D. Haab                              Director

/s/ Frederic L. Kenney
------------------------------
Frederic L. Kenney                         Director

/a/ August C. Meyer, Jr.
------------------------------
August C. Meyer, Jr.                       Director

/s/ Genea A. Salmon
------------------------------
Gene A. Salmon                             Director

/s/ George T. Shapland
------------------------------
George T. Shapland                         Director

/s/ Thomas G. Sloan
------------------------------
Thomas G. Sloan                            Director

/s/ Roy V. VanBuskirk
------------------------------
Roy V. VanBuskirk                          Director

H. Gale Zacheis
------------------------------
H. Gale Zacheis                            Director

                             MAIN STREET TRUST, INC.

                                  EXHIBIT INDEX

                                       TO

                           ANNUAL REPORT ON FORM 10-K

                                                      Incorporated
                                                        Herein by                     Filed
 Exhibit No.           Description                     Reference To                  Herewith
-------------- ---------------------------- ------------------------------------- -----------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission November  30,
                                            1999  (SEC  File  No. 33-91759)

     3.2       Bylaws                       Exhibit 3.2 to the Form S-4 filed
                                            with the Commission November 30,
                                            1999 (SEC File No. 33-91759)

     4.1       Specimen common stock                                                     X
               certificate

     4.2       Second Amended and
               Restated Shareholders'
               Agreement, dated as of
               November 1, 2000                                                          X

    10.1       Employment Agreement         Exhibit 10.3 to the Registration
               for Gregory B. Lykins        Statement on Form S-4 filed with
                                            the Commission March 15, 1996, as
                                            amended (SEC File No. 33-90342)

    10.2       Employment Agreement         Exhibit 10.4 to the Registration
               for Van A. Dukeman           Statement on Form S-4 filed with
                                            the Commission March 15, 1996,
                                            as amended (SEC File No. 33-90342)

    10.3       Employment Agreement         Exhibit 10.5 to the Registration
               for David B. White           Statement on Form S-4 filed with
                                            the Commission March 15, 1996,
                                            as amended (SEC File No. 33-90342)

    21.1       Subsidiaries of the                                                       X
               Registrant

    23.1       Consent of McGladrey &                                                    X
               Pullen, LLP

    23.2       Consent of Olive LLP                                                      X