Form 10-Q
period 2001-03-31
MAIN STREET TRUST INC
filed 2001-05-15
CIK 1099777

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC
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


                 100 West University, Champaign, Illinois 61820
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of the registrant's common stock, as of May 8, 2001

  Main Street Trust, Inc. Common Stock                           10,449,206

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 2. Changes in Securities

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                     MAIN STREET TRUST, INC AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                  (Unaudited, in thousands, except share data)

                                                                           March 31,    December 31,
                                                                              2001         2000
                                                                          --------------------------
ASSETS
Cash and due from banks ...............................................   $    59,765    $    58,967
Federal funds sold and interest earning deposits ......................        56,864         25,172
Investments in debt and equity securities:
  Available-for-sale, at fair value ...................................       198,841        213,686
  Held-to-maturity, at cost (fair value of $75,153 and
         $84,849 at March 31, 2001 and December 31, 2000, respectively)        74,370         84,972
  Non-marketable equity securities ....................................         4,845          4,529
Mortgage loans held for sale ..........................................         4,157          2,090
Loans, net of allowance for loan losses of $9,023 and
         $8,879 at March 31, 2001 and December 31, 2000,
         respectively .................................................       656,660        659,849
Premises and equipment ................................................        20,679         20,874
Accrued interest receivable ...........................................         9,432         10,629
Other assets ..........................................................        10,347         10,313
                                                                          --------------------------
         Total assets .................................................   $ 1,095,960    $ 1,091,081
                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
     Demand, non-interest bearing .....................................   $   125,896    $   108,981
     Demand, interest bearing .........................................       255,547        233,838
     Savings ..........................................................        99,096        139,802
     Time, $100 and over ..............................................       102,426        100,030
     Other time .......................................................       261,493        257,281
                                                                          --------------------------
         Total deposits ...............................................       844,458        839,932
  Federal funds purchased, repurchase agreements
              and notes payable .......................................        67,006         69,658
  Federal Home Loan Bank advances and
              other borrowings ........................................        40,940         40,978
  Accrued interest payable ............................................         4,127          4,584
  Other liabilities ...................................................        10,774         10,527
                                                                          --------------------------
         Total liabilities ............................................       967,305        965,679
                                                                          --------------------------

Shareholders' equity:
   Preferred stock, no par value;  2,000,000 shares authorized ........          --             --
   Common stock, $0.01 par value; 15,000,000 shares authorized;
     10,582,484 shares issued at March 31, 2001 and
     and December 31, 2000, respectively ..............................           106            106
   Paid in capital ....................................................        44,324         44,306
   Retained earnings ..................................................        85,031         82,512
   Accumulated other comprehensive income .............................         1,711            600
                                                                          --------------------------
                                                                              131,172        127,524
   Less: treasury stock, at cost, 133,278 and 112,178 shares
     at March 31, 2001 and December 31, 2000, respectively ............        (2,517)        (2,122)
                                                                          --------------------------
         Total shareholders' equity ...................................       128,655        125,402
                                                                          --------------------------
         Total liabilities and shareholders' equity ...................   $ 1,095,960    $ 1,091,081
                                                                          ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                  (Unaudited, in thousands, except share data)

                                                                         2001          2000
                                                                      -------------------------
Interest income:
   Loans and fees on loans ........................................   $    14,236   $    12,891
   Investments in debt and equity securities
      Taxable .....................................................         3,682         3,942
      Tax-exempt ..................................................           543           474
   Federal funds sold and interest earning deposits ...............           660           597
                                                                      -------------------------
         Total interest income ....................................        19,121        17,904

Interest expense:
   Demand, savings, and other time deposits .......................         6,756         5,861
   Time deposits $100 and over ....................................         1,430         1,215
   Federal funds purchased, repurchase agreements and notes payable           779         1,005
   Federal Home Loan Bank advances and other borrowings ...........           614           459
                                                                      -------------------------
         Total interest expense ...................................         9,579         8,540
                                                                      -------------------------

         Net interest income ......................................         9,542         9,364
Provision for loan losses .........................................           235           136
                                                                      -------------------------
         Net interest income after provision for loan losses ......         9,307         9,228

Non-interest income:
   Remittance processing ..........................................         1,660         1,875
   Trust and brokerage fees .......................................         1,277         1,411
   Service charges on deposit accounts ............................           484           487
   Gain on sales of mortgage loans, net ...........................           155            34
   Securities transactions, net ...................................            77             2
   Other ..........................................................           434           480
                                                                      -------------------------
         Total non-interest income ................................         4,087         4,289

Non-interest expense:
   Salaries and employee benefits .................................         4,516         5,130
   Merger related professional fees ...............................             0         2,452
   Occupancy ......................................................           614           561
   Equipment ......................................................           761           743
   Data processing ................................................           464           385
   Office supplies ................................................           389           292
   Service charges from correspondent banks .......................           123           299
   Other ..........................................................         1,199         1,236
                                                                      -------------------------
         Total non-interest expense ...............................         8,066        11,098

         Income before income taxes ...............................         5,328         2,419
Income taxes ......................................................         1,660         1,425
                                                                      -------------------------
         Net income ...............................................   $     3,668   $       994
                                                                      =========================

Per share data:
   Basic earnings per share .......................................   $      0.35   $      0.09
   Weighted average shares of common stock outstanding ............    10,465,031    10,580,506

   Diluted earnings per share .....................................   $      0.34   $      0.09
   Weighted average shares of common stock and dilutive potential
    common shares outstanding .....................................    10,654,506    10,804,204

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2001 and 2000
                            (Unaudited, in thousands)


                                                               2001       2000
                                                             -------------------

Net income ...............................................   $ 3,668    $   994
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
      period, net of tax of $599 and ($62), for March 31,
      2001 and 2000, respectively ........................     1,162       (119)
    Less:  reclassification adjustment for gains (losses)
      included in net income, net of tax of ($26) and
      ($1), for March 31, 2001 and 2000, respectively ....       (51)        (1)
                                                              ------------------
    Other comprehensive income (loss), net of tax ........     1,111       (120)
                                                              ------------------
    Comprehensive income .................................    $ 4,779    $   874
                                                              ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ending March 31, 2001 and 2000
                            (Unaudited, in thousands)

                                                                                     2001         2000
                                                                                   ----------------------
Cash flows from operating activities:
   Net income ..................................................................   $   3,668    $     994
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization ............................................         713          700
      (Accretion) amortization of bond discounts and premiums, net .............        (344)          92
      Provision for loan losses ................................................         235          136
      Securities transactions, net .............................................         (77)          (2)
      Gain on sales of mortgage loans, net .....................................        (155)         (34)
      Federal Home Loan Bank stock dividend ....................................         (66)          --
      Other, net ...............................................................         295        1,206
      Proceeds from sales of mortgage loans originated for sale ................      15,818        3,902
      Mortgage loans originated for sale .......................................     (17,730)      (3,239)
                                                                                   ----------------------
        Net cash provided by operating activities ..............................       2,357        3,755
                                                                                   ----------------------

Cash flows from investing activities:
      Net decrease in loans ....................................................       2,954        2,410
      Proceeds from maturities and calls of investments in debt securities:
        Held-to-maturity .......................................................      15,338        1,260
        Available-for-sale .....................................................      29,825        3,160
      Proceeds from sales of investments:
        Held-to-maturity .......................................................         647           --
        Available-for-sale .....................................................      38,542           --
      Purchases of investments in debt and equity securities:
        Held-to-maturity .......................................................      (6,932)        (524)
        Available-for-sale .....................................................     (51,877)     (17,196)
        Non-marketable .........................................................        (250)          --
      Principal paydowns from mortgage-backed securities:
        Held-to-maturity .......................................................       1,536          834
        Available-for-sale .....................................................         467          746
      Purchases of premises and equipment ......................................        (511)        (105)
                                                                                   ----------------------
        Net cash provided by (used in) investing activities ....................      29,739       (9,415)
                                                                                   ----------------------

Cash flows from financing activities:
      Net increase in deposits .................................................       4,526          916
      Net decrease in federal funds purchased,
        repurchase agreements and notes payable ................................      (2,652)      (5,291)
      Net decrease in Federal Home Loan Bank advances
        and other borrowings ...................................................         (38)         (39)
      Cash dividends paid ......................................................      (1,047)        (359)
      MSTI stock transactions, net .............................................        (395)          28
                                                                                   ----------------------
        Net cash provided by (used in) financing activities ....................         394       (4,745)
                                                                                   ----------------------
        Net increase (decrease) in cash and cash equivalents ...................      32,490      (10,405)
Cash and cash equivalents at beginning of year .................................      84,139       87,350
                                                                                   ----------------------
Cash and cash equivalents at end of period .....................................   $ 116,629    $  76,945
                                                                                   ======================

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest ...................................................................   $  10,035    $   8,112
    Income taxes ...............................................................       1,533          939
  Real estate acquired through or in lieu of foreclosure .......................          --           85
  Dividends declared not paid ..................................................       1,149           --

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000, and schedules included in Main Street Trust, Inc's. Form 10-K filed on March 30, 2001.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest earning deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.

Note 2. Business Combination

On August 12, 1999, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. entered into an Agreement and Plan of Merger which provided for a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger, which was completed on March 23, 2000, has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include both companies. As a result of the merger, former shareholders of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. received 5,828,260 and 4,752,649 shares of Company common stock, respectively.

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

Note 4. Income per Share

Net income per common share has been computed as follows:

                                                             Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                           2001         2000
                                                        ------------------------

Net Income .......................................      $3,668,000   $   994,000
                                                        ========================
Shares:
  Weighted average common shares outstanding .....      10,465,031    10,580,506
  Dilutive effect of outstanding options, as
    deteremined  by the application of the
    treasury stock method ........................         172,990       207,452
  Dilutive effect of outstanding SARs, as
    determined by the application of the treasury
    stock method .................................          16,485        16,246
                                                        ------------------------
  Weighted average common shares outstanding,
    as adjusted ..................................      10,654,506    10,804,204

Basic earnings per share .........................      $     0.35   $      0.09
                                                        ========================

Diluted earnings per share .......................      $     0.34   $      0.09
                                                        ========================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               Financial Condition

Assets and Liabilities

Total assets remained stable with assets of $1,095,960,000 at March 31, 2001 compared to $1,091,081,000 at December 31, 2000. Increases in cash, federal funds sold and interest bearing deposits, non-marketable equity securities, mortgage loans held for sale, and other assets were offset somewhat by decreases in investments in debt and equity securities available-for-sale and held-to-maturity, loans, premises and equipment and accrued interest receivable.

Federal funds sold and interest earning deposits increased $31,692,000, or 125.9%, to $56,864,000 at March 31, 2001 compared to $25,172,000 at December 31,
2000. The reason for this increase was due to several factors, including lower than expected loan volume, a decrease in investment in debt and equity securities, and higher deposit growth than anticipated during the first quarter of 2001.

Mortgage loans held for sale increased $2,067,000, or 98.9%, to $4,157,000 at March 31, 2001 compared to $2,090,000 at December 31, 2000. This increase was mainly due to greater demand in the mortgage loan area at March 31, 2001 than at December 31, 2000 caused by lower interest rates.

Total investments in debt and equity securities decreased $25,131,000, or 8.3%, to $278,056,000 at March 31, 2001 compared to $303,187,000 at December 31, 2000, in anticipation of loan funding needs. Investments in securities available-for-sale decreased $14,845,000, or 6.9%, at March 31, 2001 compared to December 31, 2000. Investments in debt and equity securities held-to-maturity decreased $10,602,000, or 12.5%, at March 31, 2001 compared to December 31, 2000. Somewhat offsetting these decreases was an increase in non-marketable equity securities of $316,000, or 7.0%, during this time period.

Loans, net of allowance for loan losses, decreased $3,189,000, or 0.5%, to $656,660,000 at March 31, 2001 from $659,849,000 at December 31, 2000.
Commercial, financial and agricultural loans decreased $15,690,000, or 7.1%, at March 31, 2001 compared to December 31, 2000. Somewhat offsetting this decrease was an increase in real estate loans of $11,253,000, or 3.5%, at March 31, compared to December 31, 2000. Also, installment and consumer loans increased $1,392,000, or 1.1%, during the same period.

Accrued interest receivable decreased $1,197,000, or 11.3%, to $9,432,000 at March 31, 2001 compared to $10,629,000 at December 31, 2000. This was primarily due to the decreases in investments in debt and equity securities, and the decrease in total net loans.

Total liabilities increased $1,626,000, or 0.2%, to $967,305,000 at March 31, 2001 from $965,679,000 at December 31, 2000. Increases in total deposits and other liabilities were partially offset by decreases in federal funds purchased, repurchase agreements and notes payable, accrued interest payable and Federal Home Loan Bank advances and other borrowings.

Total deposits increased $4,526,000,  or 0.5%, to $844,458,000 at March 31, 2001
from $839,932,000 at December 31, 2000. The increase in deposits included an increase in interest bearing demand deposits of $21,709,000, or 9.3%, an increase in non-interest bearing demand deposits of $16,915,000, or 15.5%, and an increase of $6,608,000, or 1.8%, in total time deposits. Somewhat offsetting these increases was a decrease of $40,706,000, or 29.1%, in savings deposits.

Federal funds purchased, repurchase agreements and notes payable decreased $2,652,000, or 3.8%, to $67,006,000 at March 31, 2001 compared to $69,658,000 at
December 31, 2000. Included in this change were decreases of $3,996,000 in repurchase agreements and $631,000 in notes payable. Somewhat offsetting these decreases was an increase in federal funds purchased of $1,975,000.

Accrued interest payable decreased $457,000, or 10.0%, to $4,127,000 at March 31, 2001 from $4,584,000 at December 31, 2000. This was reflective of the lower interest rate environment.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2001 and December 31, 2000:

                          Carrying Value of Securities
                                 (in thousands)

                                                        March 31,   December 31,
                                                           2001        2000
                                                        ------------------------
Available-for-sale:
     U.S. Treasury ...............................       $ 19,029     $ 23,812
     Federal agencies ............................        137,291      156,322
     Mortgage-backed securities ..................         21,693       11,513
     State and municipal .........................         14,139       15,349
     Corporate and other obligations .............            788          294
     Marketable equity securities ................          5,901        6,396
                                                         -----------------------
            Total available-for-sale .............       $198,841     $213,686
                                                         =======================
Held-to-maturity:
     Federal agencies ............................       $ 14,249     $ 29,428
     Mortgage-backed securities ..................         24,092       22,642
     State and municipal .........................         36,029       32,902
                                                         -----------------------
            Total held-to-maturity ...............       $ 74,370     $ 84,972
                                                         =======================
Non-marketable equity securities .................       $  4,845     $  4,529
                                                         -----------------------
            Total securities .....................       $278,056     $303,187
                                                         =======================

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2001. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

                                                                              March 31, 2001
                                              ---------------------------------------------------------------------------------
                                                   1 year          1 to 5          5 to 10          Over 10
                                                  or less           years           years            years           Total
                                               Amount   Rate    Amount   Rate   Amount   Rate     Amount  Rate   Amount    Rate
                                              ----------------------------------------------------------------------------------
Securities available-for-sale
        U.S. Treasury .....................   $14,517   5.94%   $ 4,512  5.99%  $    --     --   $    --    --  $ 19,029   5.95%
        Federal agencies ..................    24,612   5.83%    93,404  6.01%   16,790   6.17%    2,485  5.90%  137,291   5.99%
        Mortgage-backed securities ........     2,367   6.09%    15,907  6.63%    1,705   6.59%    1,714  6.68%   21,693   6.57%
        State and municipal ...............       232   4.36%     2,675  4.93%    8,958   4.90%    2,274  5.07%   14,139   4.93%
        Other securities ..................       295   7.85%       493  5.90%       --     --        --    --       788   6.63%
        Marketable equity securities1 .....        --     --         --    --        --     --        --    --     5,901     --
                                              ---------------------------------------------------------------------------------
               Total ......................   $42,023          $116,991         $27,453          $ 6,473        $198,841
                                              ---------------------------------------------------------------------------------
Average Yield .............................             5.89%            6.07%            5.78%           5.82%            5.98%
                                              =================================================================================

Securities held-to-maturity
        Federal agencies ..................   $    --     --    $12,249  5.77%  $ 2,000   6.40%  $    --    --  $ 14,249   5.86%
        Mortgage-backed securities ........     6,632    5.78%   11,323  5.78%      864   6.39%    5,273  6.39%   24,092   5.94%
        State and municipal ...............     2,676    4.81%   22,064  4.31%   11,128   4.56%      161  4.89%   36,029   4.43%
                                              ---------------------------------------------------------------------------------
               Total ......................   $ 9,308           $45,636         $13,992          $ 5,434        $ 74,370
                                              =================================================================================
Average Yield .............................              5.50%            5.07%           4.94%           6.34%            5.19%
                                              =================================================================================
Non-marketable equity securities1 .........        --                --              --               --        $  4,845     --
                                              ==================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans for March 31, 2001 and December 31, 2000 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                           March 31, 2001     December 31, 2000
                                         -------------------  ------------------
                                          Amount  Percentage  Amount  Percentage
                                         ---------------------------------------
Commercial, financial and agricultural   $203,851   30.62%   $219,541   32.83%
Real estate ..........................    330,665   49.67%    319,412   47.76%
Installment and consumer1 ............    131,167   19.71%    129,775   19.41%
                                         -------------------------------------
     Total loans .....................   $665,683  100.00%   $668,728  100.00%
                                         =====================================
1  Net of unearned discount

The balance of loans outstanding as of March 31, 2001 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

                                 March 31, 2001

                                          1 year   1 to 5     Over 5
                                         or less    years     years      Total
                                         ---------------------------------------

Commercial, financial and agricultural   $ 97,042  $ 79,738  $ 27,071   $203,851
Real estate ..........................     47,956   129,994   152,715    330,665
Installment and consumer1 ............     40,259    84,603     6,305    131,167
                                         ---------------------------------------
Total ................................   $185,257  $294,335  $186,091   $665,683
                                         =======================================

Percentage of total loans outstanding      27.83%    44.22%    27.95%    100.00%
                                         =======================================

1  Net of unearned discount

Capital

Total shareholders' equity increased $3,253,000 from December 31, 2000 to March 31, 2001. The change is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Shareholders' equity, December 31, 2000 ....................        $ 125,402
Net income .................................................            3,668
Treasury stock transactions, net ...........................             (395)
Stock appreciation rights ..................................               18
Cash dividends declared ....................................           (1,149)
Other comprehensive income .................................            1,111
                                                                    ---------
Shareholders' equity, March 31, 2001 .......................        $ 128,655
                                                                    =========

On March 20, 2001, the board of directors of the Company declared a quarterly cash dividend of $0.11 per share of the Company's common stock. The dividend of $1,149,000 was paid on April 20, 2001 to holders of record on April 9, 2001.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiary banks' capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2001, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2001, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                          To Be Well
                                                          For Capital  Capitalized Under
                                                           Adequacy    Prompt Corrective
                                              Actual       Purposes:   Action Provisions:
                                         -----------------------------------------------
                                         Amount   Ratio  Amount  Ratio   Amount   Ratio
                                         -----------------------------------------------
As of March 31, 2001:
     Total capital
       (to risk-weighted assets)
       Consolidated ..................  $136,719  18.5%  $59,014  8.0%      N/A
       BankIllinois ..................  $ 64,779  16.0%  $32,431  8.0%  $40,539   10.0%
       First National Bank of Decatur   $ 46,409  17.1%  $21,700  8.0%  $27,125   10.0%
       First Trust Bank of Shelbyville  $ 12,462  25.5%  $ 3,905  8.0%  $ 4,881   10.0%
     Tier I capital
       (to risk-weighted assets)
       Consolidated ..................  $127,670  17.3%  $29,507  4.0%      N/A
       BankIllinois ..................  $ 59,644  14.7%  $16,215  4.0%  $24,323    6.0%
       First National Bank of Decatur   $ 42,844  15.8%  $10,850  4.0%  $16,275    6.0%
       First Trust Bank of Shelbyville  $ 12,110  24.8%  $ 1,952  4.0%  $ 2,929    6.0%
     Tier I capital
       (to average assets)
       Consolidated ..................  $127,670  11.7%  $43,813  4.0%     N/A
       BankIllinois ..................  $ 59,644  10.4%  $22,925  4.0%  $28,656    5.0%
       First National Bank of Decatur   $ 42,844   9.8%  $17,560  4.0%  $21,950    5.0%
       First Trust Bank of Shelbyville  $ 12,110  16.4%  $ 2,954  4.0%  $ 3,692    5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2001:

                                                                 (dollars in thousands)
                                         -------------------------------------------------------------------------
                                           1-30         31-90       91-180      181-365        Over
                                           Days          Days        Days         Days        1 year      Total
                                         -------------------------------------------------------------------------
Interest earning assets:
Federal funds sold and interest
  earning deposits ...................   $  56,864    $      --    $      --    $      --    $      --  $   56,864
Debt and equity securities * .........       5,522       12,112       12,996       32,518      214,908     278,056
Loans ** .............................     167,276       24,486       40,246       77,434      360,398     669,840
                                         -------------------------------------------------------------------------
    Total earning assets .............   $ 229,662    $  36,598    $  53,242    $ 109,952    $ 575,306  $1,004,760
                                         -------------------------------------------------------------------------
Interest bearing liabilities:
Savings and interest bearing
  demand deposits*** .................   $  24,003    $   1,374    $   2,062    $   4,127    $ 156,846   $ 188,412
Money market savings deposits ........     145,021           --           --           --           --     145,021
Time deposits ........................      30,759       59,029       67,132      107,069       99,930     363,919
Federal funds purchased,
  repurchase agreements,
  and notes payable ..................      62,321          114        4,350          121          100      67,006
FHLB advances and
  other borrowings ...................          --           15        1,000        5,192       34,733      40,940
                                         -------------------------------------------------------------------------
    Total interest bearing liabilities   $ 262,104    $  60,532    $  74,544    $ 116,509    $ 291,609   $ 805,298
                                         -------------------------------------------------------------------------

Net asset (liability) funding gap ....   $ (32,442)     (23,934)     (21,302)      (6,557)     283,697     199,462
                                         -------------------------------------------------------------------------

Repricing gap ........................        0.88         0.60         0.71         0.94         1.97        1.25
Cumulative repricing gap .............        0.88         0.83         0.80         0.84         1.25        1.25
                                         =========================================================================

* Debt and equity securities include securities available-for-sale, securities held to maturity, and non-marketable equity securities
**   Loans are gross and include mortgage loans held-for-sale.
*** The total of savings and interest-bearing demand deposits does not include $21,210,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                                    1-30 Days  31-90 Days   91-180 Days   181-365 Days   Over 1 Year
                                    ----------------------------------------------------------------
Savings and interest-bearing
  demand deposits ..............      0.45%       0.85%        1.25%          2.45%         95.00%

At March 31, 2001, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $324,000 in the 1-30 days category and $564,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $26,444,000 from the Federal Home Bank on a secured basis.

The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in basis point increments.

The following table shows projected results at March 31, 2001 and December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                       +200        +100        -100        -200
                                       -----------------------------------------
  March 31, 2001 ..................    3.7%        1.8%       (1.8%)      (3.7%)
  December 31, 2000 ...............    0.2%        0.1%       (0.1%)      (0.2%)

The Company continues to remain liability sensitive, causing a projected decrease in net interest income from a decrease in interest rates, and having an opposite affect from an increase in interest rates.

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first three months of 2001. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents increased $32,490,000 from December 31, 2000 to March 31, 2001. This increase came from increases in net cash provided by operating activities, investing activities and financing activities.

There were differences in sources and uses of cash during the first three months of 2001 compared to the first three months of 2000. Less cash was provided by operating activities due to less net proceeds from transactions involving mortgage loans originated for sale in the first three months of 2001 compared to the same period of 2000 and less cash provided by other operating activities. Somewhat offsetting this was an increase in net income. Cash was provided by investing activities during the first three months of 2001 compared to cash used during the same period of 2000 primarily due to changes in the Company's investment portfolio. During the first three months of 2001, the investment portfolio decreased $25,131,000 compared to an increase of $11,448,000 during the same period of 2000. Cash was provided by financing activities during the first three months of 2001 compared to cash used during the same period of 2000 primarily due to a larger growth in deposits providing more cash, somewhat offset by a smaller decrease in federal funds purchased, repurchase agreements and notes payable using less cash during the first three months of 2001 compared to the first three months of 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $9,023,000 at March 31, 2001 compared to $8,879,000 at December 31, 2000, as net charge-offs were $91,000 and provisions totaled $235,000 during the first three months of 2001. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.35% at March 31, 2001, compared to 1.32% at December 31, 2000 as gross loans, including loans held-for-sale, remained fairly stable, decreasing slightly to $669,840,000 at March 31, 2001 from $670,818,000 at December 31, 2000.

The allowance for loan losses as a percentage of non-performing loans was 539% at March 31, 2001. Non-performing loans, while increasing from $1,448,000 at December 31, 2000, remained at an acceptable level of $1,674,000. The $226,000 increase in non-performing loans during the first three months resulted from a $441,000 increase in loans over 90 days past due, which was partially offset by a $215,000 decrease in non-accruals. The allowance for loan losses increased from $8,879,000 at December 31, 2000, to $9,023,000 at March 31, 2001 as
provisions of $235,000 for the quarter exceeded net loans charged off of $91,000. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb possible losses in the portfolio which are reasonably anticipated. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Along with other financial institutions, management shares a concern for the continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                               March 31,
                                                         ---------------------
                                                           2001         2000
                                                         ---------------------
Allowance for loan losses at
     beginning of year .............................     $ 8,879       $ 8,682
                                                         ---------------------
Charge-offs during period:
     Commercial, financial and agricultural ........     $   (15)      $    (9)
     Real estate ...................................          --           (14)
     Installment and consumer ......................        (213)         (139)
                                                         ---------------------
          Total ....................................     $  (228)      $  (162)
                                                         ---------------------
Recoveries of loans previously charged off:

     Commercial, financial and agricultural ........     $    44       $   335
     Real estate ...................................          63             1
     Installment and consumer ......................          30            57
                                                         ---------------------
          Total ....................................     $   137       $   393
                                                         ---------------------
               Net (charge-offs) recoveries ........     $   (91)      $   231
Provision for loan losses ..........................         235           136
                                                         ---------------------
Allowance for loan losses at end of period .........     $ 9,023       $ 9,049
                                                         =====================
Ratio of net (charge-offs) recoveries to
     average net loans .............................       (0.01%)        0.04%
                                                         =====================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                                                         March 31,  December 31,
                                                            2001        2000
                                                         -----------------------
Allocated:
     Commercial, financial and agricultural ..........     $3,389       $3,426
     Residential real estate .........................        883          855
     Installment and consumer ........................      1,823        1,649
                                                           -------------------
          Total allocated allowance ..................     $6,095       $5,930
Unallocated allowances ...............................      2,928        2,949
                                                           -------------------
Total ................................................     $9,023       $8,879
                                                           ===================

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

                   Nonperforming Loans (dollars in thousands)


                                                         March 31,  December 31,
                                                           2001         2000
                                                         -----------------------
Nonaccrual loans 1 .................................      $  387      $  602
                                                          ==================
Loans past due 90 days or more .....................      $1,287      $  846
                                                          ==================
Renegotiated loans .................................      $   84      $   88
                                                          ==================

1    Includes  $182,000 at March 31, 2001 and  $505,000 at December  31, 2000 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations

Results of Operations For the Three Months Ended March 31, 2001

The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first three months of 2000. These expenses had a significant effect on the reported net income of the combined entity during the first quarter of 2000. Net income for the first three months of 2001 was $3,668,000, a $2,674,000, or 269.0%, increase from $994,000 for the same period in 2000. Basic earnings per share increased $0.26, or 288.9%, to $0.35 in the first quarter of 2001 from $0.09 in the first quarter of 2000. Diluted earnings per share increased $0.25, or 277.8%, to $0.34 in the first three months of 2001 from $0.09 during the same period in 2000.

Operating earnings for the three months ended March 31, 2001, were $3,883,000 compared to $3,859,000 for the same period in 2000, an increase of $24,000, or 0.6%. Basic operating earnings per share increased to $0.37, or 2.8%, in the first quarter of 2001 from $0.36 in the first quarter of 2000. Diluted earnings per share on operating earnings remained unchanged at $0.36 in the first three months of 2001 compared to the same period in 2000. The difference between operating and net earnings was due to merger and restructuring related expenses, net of tax, of $215,000 during the first quarter of 2001 compared to $2,865,000 during the first quarter of 2000. The 2001 merger and restructuring related expenses consisted of $50,000 of data processing expense and $276,000 of termination of employment contracts, offset by $111,000 of tax benefit. The 2000 merger and restructuring related expenses consisted of $2,452,000 of professional fees, $713,000 of early retirement and termination of employment contracts, offset by $300,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                                 Three Months Ended March 31,
                                             -------------------------------------------------------------------
                                                            2001                               2000
                                             ------------------------------   ----------------------------------
                                              Average                           Average
                                              Balance      Interest   Rate      Balance      Interest      Rate
                                             -------------------------------------------------------------------
Assets
Taxable investment securities1 ...........   $  247,313  $    3,682   5.96%   $  265,364   $    3,942      5.94%
Tax-exempt investment securities1 (TE) ...       48,111         823   6.84%       42,285          718      6.79%
Federal funds sold and interest earning
      deposits2 ..........................       46,174         660   5.72%       35,385          597      6.75%
Loans3,4 (TE) ............................      657,788      14,247   8.66%      598,691       12,902      8.62%
                                             -------------------------------------------------------------------
      Total interest earning assets
          and interest income (TE) .......   $  999,386  $   19,412   7.77%   $  941,725   $   18,159      7.71%
                                             -------------------------------------------------------------------

Cash and due from banks ..................   $   55,702                       $   55,906
Premises and equipment ...................       20,842                           22,184
Other assets .............................       19,388                           21,931
                                             --------------------------------------------------------------------
      Total assets .......................   $1,095,318                       $1,041,746
                                             ====================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $  263,364  $    2,359   3.58%   $  229,789   $    2,053      3.57%
Savings ..................................       76,851         493   2.57%       91,264          478      2.10%
Time deposits ............................      361,949       5,334   5.89%      339,155        4,545      5.36%
Federal funds purchased, repurchase
      agreements and notes payable .......       70,621         779   4.41%       79,085        1,005      5.08%
FHLB advances and other borrowings .......       39,073         614   6.29%       32,043          459      5.73%
                                             -------------------------------------------------------------------
      Total interest bearing
          liabilities and interest expense   $  811,858  $    9,579   4.72%   $  771,336   $    8,540      4.43%
                                             -------------------------------------------------------------------
Noninterest bearing demand deposits5 .....   $  102,601                       $   83,784
Noninterest bearing savings deposits5 ....       37,819                           56,961
Other liabilities ........................       15,959                           12,873
                                             -------------------------------------------------------------------
      Total liabilities ..................   $  968,237                       $  924,954
Shareholders' equity .....................      127,081                          116,792
                                             -------------------------------------------------------------------
      Total liabilities and
          shareholders' equity ...........   $1,095,318                       $1,041,746
                                             ===================================================================
Interest spread (average rate earned
      minus average rate paid) (TE) ......                            3.05%                                3.28%
                                             ===================================================================
Net interest income (TE) .................               $    9,833                        $    9,619
                                             ====================================================================
Net yield on interest
      earning assets (TE) ................                            3.94%                                 4.09%
                                             ====================================================================

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:
1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $35,000 and $44,000 in 2001 and 2000, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4 Loan fees of approximately $175,000 and $235,000 in 2001 and 2000, respectively, are included in total loan income.
5 Due to current regulatory issues, the Company is allowed to reclassify certain demand deposits to savings deposits. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions, which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                   Analysis of Volume and Rate Changes
                             (in thousands)
                    Three Months Ended March 31, 2001

                                                         Increase
                                                        (Decrease)
                                                           From
                                                         Previous    Due to      Due to
                                                           Year      Volume       Rate
                                                        -------------------------------
Interest Income
       Taxable investment securities ..................   $  (260)   $  (320)   $    60
       Tax-exempt investment securities (TE) ..........       105        100          5
       Federal funds sold and interest earning deposits        63        528       (465)
       Loans (TE) .....................................     1,345      1,280         65
                                                          ------------------------------
             Total interest income (TE) ...............   $ 1,253    $ 1,588    ($  335)
                                                          -----------------------------
Interest Expense
       Interest bearing demand and savings deposits1 ..   $   321    $   156    $   165
       Time deposits ..................................       789        318        471
       Federal funds purchased,
             repurchase agreements and notes payable ..      (226)      (101)      (125)
       FHLB advances and other borrowings .............       155        107         48
                                                          -----------------------------
       Total interest expense .........................   $ 1,039    $   480    $   559
                                                          -----------------------------

Net Interest Income (TE) ..............................   $   214    $ 1,108    ($  894)
                                                          =============================

Notes:

1 Due to deposit reclassifications described below, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $214,000, or 2.2% higher for the first three months of 2001 compared to 2000. Total tax-equivalent interest income was $1,253,000, or 6.9% higher in 2001 compared to 2000, and interest expense increased $1,039,000, or 12.2%. The increase in interest income was mainly due to an increase in average earning assets. The increase in interest expense was due to a combination of higher average balances and higher rates.

The increase in total interest income was mainly due to an increase in interest income from loans as well as federal funds sold and interest bearing deposits and tax-exempt investment securities, offset somewhat by a decrease in income from taxable investment securities. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the first three months of 2001 compared to the first three months of 2000. The increase in interest from federal funds sold and interest earning deposits was mainly due to an increase in average balances during the first quarter of 2001 compared to the first quarter of 2000, offset somewhat by a decrease in rates. The increase in interest from tax-exempt investments was primarily caused by an increase in the average balance during the first three months of 2001 compared to the same period in 2000. The decrease in taxable investment interest income was mainly due to a decrease in average balances in the first quarter of 2001 compared to the first quarter of 2000. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

The increase in total interest expense was due to increases in interest on time deposits, interest bearing demand and savings deposits, and FHLB advances and other borrowings, offset somewhat by a decrease in interest expense on federal funds purchased, repurchase agreements and notes payable. Interest expense on time deposits increased during the first quarter of 2001 compared to the first quarter of 2000 due to both higher rates and higher average balances. Interest expense on interest bearing demand and savings deposits increased in the first quarter of 2001 compared to the first quarter of 2000 due to both higher rates and higher average balances. Also contributing to the increase in total interest expense was an increase in interest on FHLB advances and other borrowings which was due to both an increase in the average balance and rates on these accounts. Somewhat offsetting the increase in total interest expense was a decrease in interest on federal funds purchased, securities sold under repurchase agreements and notes payable, which was due to both lower rates and lower average balances.

The provision for loan losses recorded was $235,000 during the first three months of 2001. This was $99,000, or 72.8%, higher than the $136,000 recorded during the first three months of 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income decreased $202,000, or 4.7%, during the first three months of 2001 compared to the first three months of 2000. Included in this decrease was a decrease of $215,000, or 11.5%, in income from remittance processing. This decrease was primarily due to a shift from lockbox payments to mechanized payments which have lower revenue streams as well as lower costs. Income from trust and brokerage fees decreased $134,000, or 9.5%, during the first quarter of 2001 compared to the first quarter of 2000. This was due, in part, to a decrease in total assets under management, and associated income, as a result of stock market fluctuations during the first quarter of 2001. Other income decreased $46,000, or 9.6%, during the first three months of 2001 compared to the same period in 2000. Somewhat offsetting these decreases was a $75,000, or 3,750.0%, increase in income from securities transactions during the first three months of 2001 compared to the same period in 2000. Gains on sales of mortgage loans held-for-sale increased $121,000, or 355.9%, during the first three months of 2001 compared to the same period in 2000. This increase reflected a $11,916,000, or 305.4%, increase in funded mortgage loans held-for-sale during the first quarter of 2001 compared to the first quarter of 2000. This increase was reflective of lower interest rates during the first three months of 2001.

Total non-interest expense decreased $3,032,000, or 27.3%, during the first three months of 2001 compared to the same period in 2000. Of this decrease, $2,452,000 was due to merger related professional fees. Salaries and employee benefits decreased $614,000, or 12.0%, during the first quarter of 2001 compared to the first quarter of 2000. Salaries and employee benefits in the first quarter of 2001 included $276,000 of expenses related to the termination of employment contracts compared to $713,000 in expenses in the first quarter of 2000 related to early retirement and termination of employment contracts as a result of the merger. Service charges from correspondent banks decreased $176,000, or 58.9%, in the first three months of 2001 compared to the same period in 2000. This was mainly due to a trend toward fewer lockbox transactions, resulting in decreased service charges from correspondent banks. Also contributing to the overall decrease in non-interest expense was a decrease of $37,000, or 3.0%, in other expense during the first quarter of 2001 compared to the first quarter of 2000. Somewhat offsetting these decreases was an increase of $18,000, or 2.4%, in equipment expense during the first three months of 2001 compared to the same period in 2000. Data processing expense increased $79,000, or 20.5%, in the first quarter of 2001 compared to the first quarter of 2000. Included in data processing expense in the first quarter of 2001 were expenses related to computer system conversion and early contract termination as the Company's subsidiaries continued to move toward the same data processing system. Occupancy expense increased $53,000, or 9.4%, during the first three months of 2001 compared to the same period in 2000. Office supplies increased $97,000, or 33.2%, in the first quarter of 2001 compared to the first quarter of 2000. Included in office supplies expense were additional printing and mailing expense to announce the aforementioned computer system conversion, and additional supplies purchased as a result of the conversion.

Income tax expense increased $235,000, or 16.5%, during the first three months of 2001 compared to the first three months of 2000. The effective tax rate decreased to 31.2% during the first quarter of 2001 from 58.9% during the first quarter of 2000. This difference was due to $2,292,000 of merger related professional fees for which no tax benefit had been recognized in the first quarter of 2000.

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

                                  Banking     Remittance
                                  Services     Services     Company     Eliminations     Total
-------------------------------------------------------------------------------------------------
March 31, 2001
 Total interest income .......   $   19,123   $       37   $       27    $      (66)   $   19,121
 Total interest expense ......        9,645           --           --           (66)        9,579
 Provision for loan losses ...          235           --           --            --           235
 Total non-interest income ...        2,446        1,777        4,011        (4,147)        4,087
 Total non-interest expense ..        6,427        1,332          513          (206)        8,066
 Income before income tax ....        5,262          482        3,525        (3,941)        5,328
 Income tax expense ..........        1,638          165         (143)           --         1,660
 Net Income ..................        3,624          317        3,668        (3,941)        3,668
 Total assets ................    1,085,406        6,454      133,917      (129,817)    1,095,960
 Depreciation and amortization          584          123            6            --           713

March 31, 2000
 Total interest income .......   $   17,897   $       30   $       67    $      (90)   $   17,904
 Total interest expense ......        8,630           --           --           (90)        8,540
 Provision for loan losses ...          136           --           --            --           136
 Total non-interest income ...        2,455        2,094           35          (295)        4,289
 Total non-interest expense ..        6,418        1,689        3,286          (295)       11,098
 Income before income tax ....        5,168          435       (3,184)           --         2,419
 Income tax expense ..........        1,587          149         (311)           --         1,425
 Net Income ..................        3,581          286       (2,873)           --           994
 Total assets ................    1,021,046        6,299      120,747      (115,960)    1,032,132
 Depreciation and amortization          563          131            6            --           700

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area, our implementation of new technologies, our ability to develop and maintain secure and reliable electronic systems, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business; including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             None

         b.  Reports

             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date: May 14, 2001



By: /s/ David B. White
    ----------------------------------------
    David B. White, Executive Vice President
      and Chief Financial Officer

By: /s/ Van A. Dukeman
    ----------------------------------------
    Van A. Dukeman, President
      and Chief Executive Officer