Form 10-Q
period 2001-06-30
MAIN STREET TRUST INC
filed 2001-08-14
CIK 1099777

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                         Commission File Number: 0-30031

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


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        YES _X _  NO ____

Indicate the number of shares outstanding of the registrant's common stock, as of August 10, 2001

  Main Street Trust, Inc. Common Stock                                10,402,855

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

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                     MAIN STREET TRUST, INC AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000

                  (Unaudited, in thousands, except share data)

                                                                                  June 30,     December 31,
                                                                                     2001          2000
                                                                                ---------------------------
ASSETS

Cash and due from banks .....................................................   $    50,048    $    58,967
Federal funds sold and interest earning deposits ............................        11,931         25,172
Investments in debt and equity securities:
  Available-for-sale, at fair value .........................................       216,685        213,686
  Held-to-maturity, at cost (fair value of $71,647 and
    at June 30, 2001 and December 31, 2000, respectively) ...................        70,644         84,972
  Non-marketable equity securities ..........................................         5,052          4,529
Mortgage loans held for sale ................................................         7,734          2,090
Loans, net of allowance for loan losses of $8,975 and $8,879
  at June 30, 2001 and December 31, 2000, respectively ......................       664,156        659,849
Premises and equipment ......................................................        20,350         20,874
Accrued interest receivable .................................................         9,333         10,629
Other assets ................................................................        12,538         10,313
                                                                                --------------------------
        Total assets ........................................................   $ 1,068,471    $ 1,091,081
                                                                                ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing ............................................   $   110,236    $   108,981
    Demand, interest bearing ................................................       239,694        233,838
    Savings .................................................................        95,513        139,802
    Time, $100 and over .....................................................       111,734        100,030
    Other time ..............................................................       245,571        257,281
                                                                                --------------------------
        Total deposits ......................................................       802,748        839,932

Federal funds purchased, repurchase agreements and notes payable ............        78,103         69,658
Federal Home Loan Bank advances and other borrowings ........................        40,925         40,978
Accrued interest payable ....................................................         4,130          4,584
Other liabilities ...........................................................        10,757         10,527
                                                                                --------------------------
        Total liabilities ...................................................       936,663        965,679
                                                                                --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ...............          --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized
    10,582,484 shares issued at June 30, 2001 and December 31, 2000,
    respectively ............................................................           106            106
  Paid in capital ...........................................................        44,233         44,306
  Retained earnings .........................................................        87,991         82,512
  Accumulated other comprehensive income ....................................         2,512            600
                                                                                --------------------------
                                                                                    134,842        127,524
  Less: treasury stock, at cost, 161,398 and 112,178 shares at June 30, 2001
    and December 31, 2000, respectively .....................................        (3,034)        (2,122)
                                                                                --------------------------
        Total shareholders' equity ..........................................       131,808        125,402
                                                                                --------------------------
        Total liabilities and shareholders' equity ..........................   $ 1,068,471    $ 1,091,081
                                                                                ==========================

See accompanying notes to unaudited consolidated financial statements.

                     MAIN STREET TRUST, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2001 and 2000
                   (Unaudited, in thousands, except share data)

                                                                             2001           2002
                                                                         ---------------------------
Interest income: .....................................................
  Loans and fees on loans ............................................   $     28,349   $     26,214
  Investments in debt and equity securities
    Taxable ..........................................................          7,186          7,852
    Tax-exempt .......................................................          1,107            976
  Federal funds sold and interest earning deposits ...................          1,235            862
                                                                         ---------------------------
        Total interest income ........................................         37,877         35,904
                                                                         ---------------------------
Interest expense:
  Demand, savings, and other time deposits ...........................         12,996         11,859
  Time deposits $100 and over ........................................          2,776          2,371
  Federal funds purchased, repurchase agreements and notes payable ...          1,482          1,980
  Federal Home Loan Bank advances and other borrowings ...............          1,171            919
                                                                         ---------------------------
        Total interest expense .......................................         18,425         17,129
                                                                         ---------------------------

        Net interest income ..........................................         19,452         18,775

Provision for loan losses ............................................            610            267
                                                                         ---------------------------
        Net interest income after provision for loan losses ..........         18,842         18,508
Non-interest income:
  Remittance processing ..............................................          3,320          3,535
  Trust and brokerage fees ...........................................          2,647          2,782
  Service charges on deposit accounts ................................          1,037          1,040
  Securities transactions, net .......................................            219            (14)
  Gain on sales of mortgage loans, net ...............................            315             59
  Other ..............................................................            811            975
                                                                         ---------------------------
        Total non-interest income ....................................          8,349          8,377
                                                                         ---------------------------
Non-interest expense:
  Salaries and employee benefits .....................................          8,813          9,769
  Merger related professional fees ...................................           --            2,452
  Occupancy ..........................................................          1,125          1,117
  Equipment ..........................................................          1,571          1,477
  Data processing ....................................................            861            775
  Office supplies ....................................................            787            590
  Service charges from correspondent banks ...........................            439            575
  Other ..............................................................          2,393          1,980
                                                                         ---------------------------
        Total non-interest expense ...................................         15,989         18,735

Income before income taxes ...........................................         11,202          8,150
Income taxes .........................................................          3,470          3,239
                                                                         ---------------------------
        Net income ...................................................   $      7,732   $      4,911
                                                                         ===========================
Per share data:
  Basic earnings per share ...........................................   $       0.74   $       0.46
  Weighted average shares of common stock outstanding ................     10,450,192     10,574,262

  Diluted earnings per share .........................................   $       0.73   $       0.45
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ........................................     10,642,214     10,797,037

See accompanying notes to unaudited consolidated financial statements

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES

                   Consolidated Statements of Comprehensive Income

                   For the Six Months Ended June 30, 2001 and 2000
                              (Unaudited, in thousands)

                                                                          2001      2000
                                                                        ------------------

Net income ..........................................................   $ 7,732    $ 4,911
                                                                        ------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $1,059 and $116, for June 30, 2001 and 2000, respectively .....     2,057        225
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $(74) and $5, for June 30, 2001
      and 2000, respectively .......................................      (145)         9
                                                                       ------------------
    Other comprehensive income, net of tax .........................     1,912        234
                                                                       ------------------
    Comprehensive income ...........................................   $ 9,644    $ 5,145
                                                                       ==================

See accompanying notes to unaudited consolidated financial statements.

                     MAIN STREET TRUST, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                For the Three Months Ended June 30, 2001 and 2000
                   (Unaudited, in thousands, except share data)

                                                                         2001           2000
                                                                     ---------------------------
Interest income:
  Loans and fees on loans ........................................   $     14,113   $     13,323
  Investments in debt and equity securities
    Taxable ......................................................          3,504          3,910
    Tax-exempt ...................................................            564            502
  Federal funds sold and interest earning deposits ...............            575            265
                                                                     ---------------------------
        Total interest income ....................................         18,756         18,000

Interest expense:
  Demand, savings, and other time deposits .......................          6,240          5,998
  Time deposits $100 and over ....................................          1,346          1,156
  Federal funds purchased, repurchase agreements and notes payable            703            975
  Federal Home Loan Bank advances and other borrowings ...........            557            460
                                                                     ---------------------------
        Total interest expense ...................................          8,846          8,589
                                                                     ---------------------------

        Net interest income ......................................          9,910          9,411
Provision for loan losses ........................................            375            131
                                                                     ---------------------------
        Net interest income after provision for loan losses ......          9,535          9,280

Non-interest income:
  Remittance processing ..........................................          1,660          1,660
  Trust and brokerage fees .......................................          1,370          1,371
  Service charges on deposit accounts ............................            553            553
  Securities transactions, net ...................................            142            (16)
  Gain on sales of mortgage loans, net ...........................            160             25
  Other ..........................................................            377            495
                                                                     ---------------------------
        Total non-interest income ................................          4,262          4,088

Non-interest expense:
  Salaries and employee benefits .................................          4,297          4,639
  Occupancy ......................................................            511            556
  Equipment ......................................................            810            734
  Data processing ................................................            397            390
  Office supplies ................................................            398            298
  Service charges from correspondent banks .......................            316            276
  Other ..........................................................          1,194            744
                                                                     ---------------------------
        Total non-interest expense ...............................          7,923          7,637

        Income before income taxes ...............................          5,874          5,731
Income taxes .....................................................          1,810          1,814
                                                                     ---------------------------
        Net income ...............................................   $      4,064   $      3,917
                                                                     ===========================

Per share data:
  Basic earnings per share .......................................   $       0.39   $       0.37
  Weighted average shares of common stock outstanding ............     10,435,094     10,570,353

  Diluted earnings per share .....................................   $       0.38   $       0.36
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,631,064     10,790,043

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES

                   Consolidated Statements of Comprehensive Income

                  For the Three Months Ended June 30, 2001 and 2000
                              (Unaudited, in thousands)

                                                                          2001       2000
                                                                         ------------------
Net income ...........................................................   $ 4,064    $ 3,917
                                                                         ------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $460 and $178, for June 30, 2001 and 2000, respectively ........       895        344
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $(48) and $6, for June 30, 2001
      and 2000, respectively .........................................       (94)        10
                                                                         ------------------
    Other comprehensive income, net of tax ...........................       801        354
                                                                         ------------------
    Comprehensive income .............................................   $ 4,865    $ 4,271
                                                                         ==================

See accompanying notes to unaudited consolidated financial statements

                         MAIN STREET TRUST, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                     For the Six Months Ending June 30, 2001 and 2000
                                (Unaudited, in thousands)

                                                                                        2001         2000
                                                                                     ----------------------
Cash flows from operating activities:
  Net income .....................................................................   $   7,732    $   4,911
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ................................................       1,429        1,409
    (Accretion) amortization of bond discounts and premiums, net .................        (228)         156
    Provision for loan losses ....................................................         610          267
    Securities transactions, net .................................................        (219)          14
    Gain on sales of mortgage loans, net .........................................        (315)         (59)
    Federal Home Loan Bank stock dividend ........................................        (105)        --
    Proceeds from sales of mortgage loans originated for sale ....................      39,402        8,036
    Mortgage loans originated for sale ...........................................     (44,731)      (7,417)
    Other, net ...................................................................      (2,244)         554
                                                                                     ----------------------
        Net cash provided by operating activities ................................       1,331        7,871
                                                                                     ----------------------

Cash flows from investing activities:
  Net increase in loans ..........................................................      (4,917)     (22,108)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity .............................................................      26,956        2,162
    Available-for-sale ...........................................................      42,337       16,184
  Proceeds from sales of investments:
    Available-for-sale ...........................................................      68,737        3,001
  Purchases of investments in debt and equity securities:
    Held-to-maturity .............................................................     (17,493)      (1,964)
    Available-for-sale ...........................................................    (111,351)     (24,774)
    Other equity securities ......................................................        (500)        (555)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity .............................................................       4,179        1,985
    Available-for-sale ...........................................................       1,372        1,650
  Principal paydowns on other equity securities: .................................          31         --
  Purchases of premises and equipment ............................................        (892)        (723)
                                                                                     ----------------------
        Net cash provided by (used in) investing activities ......................       8,459      (25,142)
                                                                                     ----------------------

Cash flows from financing activities:
  Net (decrease) in deposits .....................................................     (37,184)     (26,869)
  Net increase in federal funds purchased, repurchase agreements and notes payable       8,445        3,070
  Net increase (decrease) in Federal Home Loan Bank advances and other borrowings          (53)       9,949
  Cash dividends paid ............................................................      (2,197)      (1,367)
  MSTI stock transactions, net ...................................................        (961)        (548)
                                                                                     ----------------------
        Net cash used in financing activities ....................................     (31,950)     (15,765)
                                                                                     ----------------------
        Net decrease in cash and cash equivalents ................................     (22,160)     (33,036)
Cash and cash equivalents at beginning of year ...................................      84,139       87,350
                                                                                     ----------------------
Cash and cash equivalents at end of period .......................................   $  61,979    $  54,314
                                                                                     ======================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .....................................................................   $  18,879    $  17,231
    Income taxes .................................................................       5,338        3,245
  Real estate acquired through or in lieu of foreclosure .........................        --             85
  Dividends declared not paid ....................................................       1,146        1,005

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2000, and schedules included in Main Street Trust, Inc.'s. Form 10-K filed on March 30, 2001.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and six-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001.

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

Note 2.  Company Information/Business Combination

On March 23, 2000, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. completed a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include both companies. As a result of the merger, former shareholders of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. received 5,828,260 and 4,752,649 shares of Company common stock, respectively.

The  Company   operates  19  banking  centers  and  is  the  parent  company  of
BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc., a retail payment processing company.

On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

Note 3.  New Accounting Rules and Regulations

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. Management does not believe the adoption of Statement No. 141 will have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied to the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. Management does not believe the adoption of SFAS No. 142 will have a significant impact on its financial statements.

Note 4.  Income per Share

Net income per common share has been computed as follows:

                                               Six Months Ended          Three Months Ended
                                          -------------------------   -------------------------
                                                   June 30,                   June 30,
                                          -------------------------   -------------------------
                                              2001         2000           2001         2000
                                          -------------------------   -------------------------
Net Income .............................  $ 7,732,000   $ 4,911,000   $ 4,064,000   $ 3,917,000
                                          =====================================================
Shares:
  Weighted average common shares
    outstanding ........................   10,450,192    10,574,262    10,435,094    10,570,353
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ..........      176,007       206,392       180,475       203,266
  Dilutive effect of outstanding SARs,
    as determined by the application of
    the treasury stock method ..........       16,015        16,383        15,495        16,424
                                          -----------------------------------------------------
  Weighted average common shares
    outstanding, as adjusted ..........    10,642,214    10,797,037    10,631,064    10,790,043
                                          =====================================================
Basic earnings per share ..............   $      0.74   $      0.46   $      0.39   $      0.37
                                          =====================================================
Diluted earnings per share ............   $      0.73   $      0.45   $      0.38   $      0.36
                                          =====================================================

* As restated for 5% Sept. 2000 stock dividend

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets decreased $22.610 million, or 2.1%, to $1.068 billion at June 30, 2001 compared to $1.091 billion at December 31, 2000. Decreases in investments held-to-maturity, federal funds sold and interest bearing deposits, cash and due from banks, accrued interest receivable and premises and equipment were partially offset by increases in mortgage loans held for sale, loans, investments available-for-sale, other assets and non-marketable equity securities.

Cash and due from banks decreased $8.919 million, or 15.1%, to $50.048 million at June 30, 2001 compared to $58.967 million at December 31, 2000 primarily due to a smaller dollar amount of deposit items in process of collection at June 30, 2001 compared to December 31, 2000.

Federal funds sold and interest earning deposits decreased $13.241 million, or 52.6%, to $11.931 million at June 30, 2001 compared to $25.172 million at December 31, 2000. The reason for this decrease was due to several factors, including decreases in deposits and increased loan volume, offset somewhat by a decrease in investment in debt and equity securities, and increases in borrowed funds.

Total investments in debt and equity securities decreased $10.806 million, or 3.6%, to $292.381 million at June 30, 2001 compared to $303.187 million at December 31, 2000, due to funding the increase in loans. Investments in securities held-to-maturity decreased $14.328 million, or 16.9%, at June 30, 2001 compared to December 31, 2000. Somewhat offsetting this decrease was an increase in investments in debt and equity securities available-for-sale of $2.999 million, or 1.4%, and an increase in non-marketable equity securities of $0.523 million, or 11.5%, during this time period.

Mortgage loans held for sale increased $5.644 million, or 270.0%, to $7.734 million at June 30, 2001 compared to $2.090 million at December 31, 2000. This increase was mainly due to lower interest rates driving up demand in the mortgage loan area during the first half of 2001.

Loans, net of allowance for loan losses, increased $4.307 million, or 0.7%, to $664.156 million at June 30, 2001 from $659.849 million at December 31, 2000. Increases in commercial, financial and agricultural loans of $2.421 million, or 1.1%, and real estate loans of $2.249 million, or 0.7% were partially offset by a decrease of $0.267 million, or 0.2% in consumer loans at June 30, 2001 compared to December 31, 2000.

Premises and equipment decreased $0.524 million, or 2.5%, from $20.874 million at December 31, 2000 to $20.350 million at June 30, 2001. The decrease was caused by depreciation expense of $1.416 million offset by purchases of $0.892 million.

Other assets increased $2.225 million, or 21.6%, from $10.313 million at December 31, 2000 to $12.538 million at June 30, 2001. Included in this change were increases in taxes receivable of $0.864 million and $0.420 million in accrued trust income.

Total liabilities decreased $29.016 million, or 3.0%, to $936.663 million at June 30, 2001 from $965.679 million at December 31, 2000. Decreases in total deposits, accrued interest payable and Federal Home Loan Bank advances and other borrowings were partially offset by increases in federal funds purchased, repurchase agreements and notes payable and other liabilities.

The market for deposits was extremely competitive in the first half of 2001. Total deposits decreased $37.184 million, or 4.4%, to $802.748 million at June 30, 2001 from $839.932 at December 31, 2000. The decrease in deposits included a decrease in savings deposits of $44.289 million, or 31.7%, and a decrease in other time deposits of $11.710 million, or 4.6%. Somewhat offsetting these decreases were increases of $11.704 million, or 11.7%, in time deposits $100,000 and over, $5.856 million, or 2.5%, in interest bearing demand deposits and $1.255 million, or 1.2%, in non-interest bearing demand deposits. Despite the decrease from year-end, total deposits were $34.542 million, or 4.5%, higher than the June 30, 2000 balance of $768.206 million.

Federal funds purchased, repurchase agreements and notes payable increased $8.445 million, or 12.1%, to $78.103 million at June 30, 2001 compared to $69.658 million at December 31, 2000. Included in this change were increases of $8.236 million in repurchase agreements and $0.575 million in federal funds purchased. Somewhat offsetting these increases was a decrease in notes payable of $0.366 million.

Accrued interest payable decreased $0.454 million, or 9.9%, to $4.130 million at June 30, 2001 from $4.584 million at December 31, 2000. This was reflective of the lower interest paying liability balances and the lower interest rate environment.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for June 30, 2001 and December 31, 2000:

                    Carrying Value of Securities
                           (in thousands)
                                                         June 30,   December 31,
                                                           2001         2000
Available-for-sale:
  U.S. Treasury ..................................       $ 15,005     $ 23,812
  Federal agencies ...............................        154,216      156,322
  Mortgage-backed securities .....................         25,069       11,513
  State and municipal ............................         14,049       15,349
  Corporate and other obligations ................          2,343          294
  Marketable equity securities ...................          6,003        6,396
                                                         -----------------------
        Total available-for-sale .................       $216,685     $213,686
                                                         =======================

Held-to-maturity:
  Federal agencies ...............................       $  4,745     $ 29,428
  Mortgage-backed securities .....................         25,237       22,642
  State and municipal ............................         40,662       32,902
                                                         -----------------------
        Total held-to-maturity ...................       $ 70,644     $ 84,972
                                                         =======================

Non-marketable equity securities:
  FHLB and FRB stock1 ............................       $  3,631     $  3,526
  Other equity investments .......................          1,421        1,003
                                                         -----------------------
        Total ....................................       $  5,052     $  4,529
                                                         =======================

        Total investment securities ..............       $292,381     $303,187
                                                         =======================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at June 30, 2001. Mortgage-backed securities are placed in maturity categories based on expected payments. All other securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities

                                                                    (dollars in thousands)
                                                                         June 30, 2001
                                    ------------------------------------------------------------------------------------------------
                                    1 year                1 to 5             5 to 10            Over 10                    Total
                                    or less               years              years              years               ----------------
                                     Amount      Rate     Amount    Rate     Amount    Rate     Amount      Rate     Amount     Rate
                                    ------------------------------------------------------------------------------------------------
Securities available-
  for-sale
  U.S. Treasury .................   $ 12,535     5.75%   $  2,470   5.75%   $    --      --     $     --      --    $ 15,005   5.75%
  Federal agencies ..............   $ 11,673     5.85%   $124,690   5.79%   $ 17,853   6.04%    $     --      --    $154,216   5.82%
  Mortgage-backed
    securities ..................   $  1,674     6.12%   $  4,400   6.15%   $  8,806   6.69%    $ 10,189    6.59%   $ 25,069   6.52%

  State and municipal ...........   $    116     5.53%   $  3,964   6.03%   $  4,459   6.77%    $  5,510    5.35%   $ 14,049   5.99%
  Other securities ..............   $    295     7.85%   $  2,048   5.90%   $     --     --     $     --      --    $  2,343   6.14%
  Marketable equity
    securities1 .................   $     --       --    $     --     --    $     --     --     $     --      --    $  6,003     --
                                    ------------------------------------------------------------------------------------------------
        Total ...................   $ 26,293             $137,572           $ 31,118            $ 15,699      --    $216,685     --
                                    ------------------------------------------------------------------------------------------------
 Average Yield ..................                5.84%              5.81%              6.33%                6.16%              5.91%
                                    ================================================================================================

Securities held-
  to-maturity
  Federal agencies ..............   $   --         --    $  4,745   5.67%   $     --      --    $   --        --    $  4,745   5.67%
  Mortgage-backed
    securities ..................   $  7,128     5.86%   $ 11,392   5.94%   $  1,697   6.68%    $  5,020    6.34%   $ 25,237   6.05%
  State and municipal ...........   $  3,009     5.83%   $ 22,188   4.51%   $ 15,304   4.60%    $    161    4.89%   $ 40,662   4.64%
                                    ------------------------------------------------------------------------------------------------
        Total ...................   $ 10,137             $ 38,325           $ 17,001            $  5,181            $ 70,644
                                    ================================================================================================
 Average Yield ..................                5.85%              5.08%              4.81%                6.30%              5.21%
                                    ================================================================================================
Non-marketable equity securities1
  FHLB and FRB stock2 ...........   $    --        --    $     --     --    $     --     --     $     --      --    $  3,631     --
  Other equity investments ......   $    --        --    $     --     --    $     --     --     $     --      --    $  1,421     --
                                    ------------------------------------------------------------------------------------------------
        Total ...................   $    --        --    $     --     --    $     --     --     $     --      --    $  5,052     --
                                    ================================================================================================

1 Due to the nature of these securities, they do not have a stated maturity date or rate.
2 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

Loans

The following tables present the amounts and percentages of loans for June 30, 2001 and December 31, 2000 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding

                             (dollars in thousands)

                                           June 30, 2001       December 31, 2000
                                         ---------------------------------------
                                          Amount  Percentage   Amount Percentage
                                         ---------------------------------------

Commercial, financial and agricultural   $221,962   32.97%    $219,541    32.83%
Real estate ..........................    321,660   47.79%     319,412    47.76%
Installment and consumer1 ............    129,509   19.24%     129,775    19.41%
                                         ---------------------------------------
        Total loans ..................   $673,131  100.00%    $668,728   100.00%
                                         =======================================

1  Net of unearned discount

The balance of loans outstanding as of June 30, 2001 by maturity is shown in the following table:

                          Maturity of Loans Outstanding

                             (dollars in thousands)
                                  June 30, 2001

                                          1 year   1 to 5     Over 5
                                         or less    years     years      Total
                                         ---------------------------------------

Commercial, financial and agricultural   $111,448  $ 84,321  $ 26,193  $ 221,962
Real estate ..........................     55,215   121,617   144,828    321,660
Installment and consumer1 ............     37,940    84,868     6,701    129,509
                                         ---------------------------------------
Total ................................   $204,603  $290,806  $177,722   $673,131
                                         =======================================
Percentage of total loans outstanding      30.40%    43.20%    26.40%    100.00%
                                         =======================================

1  Net of unearned discount

Capital

Total shareholders' equity increased $6,406,000 from December 31, 2000 to June 30, 2001. The change is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Shareholders' equity, December 31, 2000 ....................        $ 125,402
Net income .................................................            7,732
Treasury stock transactions, net ...........................             (961)
Stock appreciation rights ..................................               19
Cash dividends declared ....................................           (2,296)
Other comprehensive income .................................            1,912
                                                                    ---------
Shareholders' equity, June 30, 2001 ........................        $ 131,808
                                                                    =========

On June 19, 2001, the board of directors of the Company declared a quarterly cash dividend of $0.11 per share of the Company's common stock. The dividend of $1,146,000 was paid on July 20, 2001 to holders of record on July 9, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                           To be well
                                                          For capital   capitalized under
                                                            adequacy    prompt corrective
                                            Actual          purposes:   action provisions:
                                      ----------------------------------------------------
                                       Amount    Ratio   Amount   Ratio   Amount   Ratio
                                      ----------------------------------------------------
As of June 30, 2001:
  Total capital
    (to risk-weighted assets)
    Consolidated                      $138,210   18.5%  $ 59,708   8.0%       N/A
    BankIllinois                      $ 64,881   16.0%  $ 32,417   8.0%  $ 40,521  10.0%
    First National Bank of Decatur    $ 47,086   15.9%  $ 23,699   8.0%  $ 29,624  10.0%
    First Trust Bank of Shelbyville   $ 11,632   23.4%  $  3,974   8.0%  $  4,968  10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated                      $129,157   17.3%  $ 29,854   4.0%       N/A
    BankIllinois                      $ 59,844   14.8%  $ 16,208   4.0%  $ 24,313   6.0%
    First National Bank of Decatur    $ 43,438   14.7%  $ 11,850   4.0%  $ 17,775   6.0%
    First Trust Bank of Shelbyville   $ 11,264   22.7%  $  1,987   4.0%  $  2,981   6.0%
  Tier I capital
    (to average assets)
    Consolidated                      $129,157   12.0%  $ 43,289   4.0%       N/A
    BankIllinois                      $ 59,844   10.2%  $ 23,429   4.0%  $ 29,287   5.0%
    First National Bank of Decatur    $ 43,438   10.2%  $ 17,110   4.0%  $ 21,387   5.0%
    First Trust Bank of Shelbyville   $ 11,264   15.6%  $  2,287   4.0%  $  3,608   5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2001:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities

                             (dollars in thousands)

                                       1-30        31-90        91-180      181-365      Over
                                       Days         Days         Days         Days      1 year      Total
                                    ------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest earning deposits       $  11,931    $      --    $      --    $      --   $      --   $  11,931
  Debt and equity securities 1          9,916       16,772        7,860       46,425     211,408     292,381
  Loans 2                             186,359       29,103       40,386       63,988     361,029     680,865
                                    ------------------------------------------------------------------------
        Total earning assets        $ 208,206    $  45,875    $  48,246    $ 110,413   $ 572,437   $ 985,177
                                    ------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits 3               $  29,413    $   1,086    $   1,628    $   3,263   $ 144,012   $ 179,402
  Money market savings
    deposits                          135,768         --           --           --          --       135,768
  Time deposits                        36,855       45,575       76,661       98,630      99,584     357,305
  Federal funds purchased,
    repurchase agreements,
    and notes payable                  73,258          103           98          440       4,204      78,103
  FHLB advances and
    other borrowings                       --        1,000        5,031          161      34,733      40,925
                                    ------------------------------------------------------------------------
        Total interest bearing
        liabilities                 $ 275,294    $  47,764    $  83,418    $ 102,494   $ 282,533   $ 791,503
                                    ------------------------------------------------------------------------
Net asset (liability) funding gap     (67,088)      (1,889)     (35,172)       7,919     289,904     193,674
                                    ------------------------------------------------------------------------

Repricing gap                            0.76         0.96         0.58         1.08        2.03        1.24
Cumulative repricing gap                 0.76         0.79         0.74         0.81        1.24        1.24
                                    ========================================================================

1 Debt and equity securities included securities available-for-sale, securities held-to-maturity, and non-marketable equity securities.
2    Loans are gross and include mortgage loans held-for-sale.
3 The total of savings and interest-bearing demand deposits does not include $20,036,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                               1-30 Days  31-90 Days  91-180 Days  181-365 Days   Over 1 Year
                               --------------------------------------------------------------
Savings and interest-bearing
  demand deposits                0.45%       0.85%       1.25%         2.45%        95.00%

At June 30, 2001, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $671,000 in the 1-30 days category and $690,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $27,237,000 from the Federal Home Bank on a secured basis.

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

The following table shows projected results at June 30, 2001 and December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                               Basis Point Change

                                     +200       +100       -100        -200
                                     ---------------------------------------
June 30, 2001                        2.8%       1.4%      (1.4%)      (2.8%)
December 31, 2000                    0.2%       0.1%      (0.1%)      (0.2%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first six months of 2001. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $22,160,000 from December 31, 2000 to June 30, 2001. This decrease came from cash used in financing activities offset by cash provided by operating and investing activities.

There were differences in the sources and uses of cash during the first six months of 2001 compared to the first six months of 2000. Less cash was provided by operating activities during the first six months of 2001 compared to the same period of 2000. More cash was used during the first six months of 2001 for net loans originated for sale because originated loans were higher than proceeds from sales whereas during the first six months of 2000, proceeds from sales were slightly higher than loans originated. Cash was used by other operating activities during the first six months of 2001 compared to cash provided during the same period of 2000. Cash was provided by investing activities during the first six months of 2001 compared to cash used during the same period of 2000 due to a smaller amount of loan growth in 2001 compared to 2000 and due to changes in the Company's investment portfolio. During the first six months of 2001, net cash provided by investing activities involving the Company's investment portfolio increased $12,698,000 compared to a decrease of $3,034,000 during the same period of 2000. More cash was used in financing activities during the first six months of 2001 compared to the same period of 2000 primarily due to a decrease in deposits during the first six months of 2001 compared to an increase during the same period of 2000. More cash was provided by federal funds purchased, repurchase agreements and notes payable during the first six months of 2001 compared to the same period in 2000. Cash was used during the first six months of 2001 due to a decrease in Federal Home Loan Bank advances compared to cash provided during the same period of 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $8,975,000 at June 30, 2001 compared to $8,879,000 at December 31, 2000, as net charge-offs were $514,000 and provisions totaled $610,000 during the first six months of 2001. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.32% at June 30, 2001, and equal to the December 31, 2000 percentage. Gross loans, including loans held-for-sale, remained fairly stable, increasing slightly to $680,865,000 at June 30, 2001 from $670,818,000 at December 31, 2000.

The allowance for loan losses as a percentage of non-performing loans was 301.0% at June 30, 2001 compared to 613.2% at December 31, 2000. Non-performing loans increased from $1,448,000 at December 31, 2000, to $2,982,000 at June 30, 2001.
The $1,534,000 increase in non-performing loans during the first six months resulted from a $1,303,000 increase in loans over 90 days past due and a $231,000 increase in non-accruals. The increase in non-accruals consisted of a mix of commercial and real estate loans. The rise in loans over 90-days past due and still accruing was due primarily to a $600,000 farm credit, which is being refinanced by another financial institution, and other smaller commercial and consumer loans. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb probable losses in the portfolio which are reasonably anticipated. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

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

                         Allowance for Loan Losses

                           (dollars in thousands)

                                                                 June 30,
                                                          ----------------------
                                                            2001          2000
                                                          ----------------------
Allowance for loan losses at
  beginning of year                                       $ 8,879       $ 8,682
                                                          ----------------------
Charge-offs during period:
  Commercial, financial and agricultural                  $  (243)      $   (10)
  Real estate                                                  --           (18)
  Installment and consumer                                   (501)         (361)
                                                          ----------------------
        Total                                             $  (744)      $  (389)
                                                          ----------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                  $    90       $   383
  Residential real estate                                      36             1
  Installment and consumer                                    104            87
                                                          ----------------------
        Total                                             $   230       $   471
                                                          ----------------------
        Net (charge-offs) recoveries                      $  (514)      $    82
Provision for loan losses                                     610           267
                                                          ----------------------
Allowance for loan losses at end of quarter               $ 8,975       $ 9,031
                                                          ======================
Ratio of net (charge-offs) recoveries to
  average net loans                                         (0.08)%        0.01%

The following table shows the allocation of the allowance for loan losses allocated to each category.

            Allocation of the Allowance for Loan Losses

                                                        June 30,  December 31,
                                                          2001        2000
                                                        ----------------------

Allocated:
  Commercial, financial and agricultural .........       $5,013       $3,426
  Residential real estate ........................          348          855
  Installment and consumer .......................        1,799        1,649
                                                         -------------------
        Total allocated allowance ................       $7,160       $5,930
Unallocated allowances ...........................        1,815        2,949
                                                         -------------------
Total ............................................       $8,975       $8,879
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

             Nonperforming Loans (dollars in thousands)

                                               June 30, 2001   December 31, 2000
                                               ---------------------------------

Nonaccrual loans1 ........................         $  833           $  602
                                                   =======================
Loans past due 90 days or more ...........         $2,149           $  846
                                                   =======================
Renegotiated loans .......................         $   73           $   88
                                                   =======================

1    Includes  $495,000  at June 30, 2001 and  $505,000 at December  31, 2000 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations

Results of Operations For the Six Months Ended June 30, 2001

The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first six months of 2000. These expenses had a significant effect on the reported net income of the combined entity during the first half of 2000. Net income for the first six months of 2001 was $7,732,000, a $2,821,000, or 57.4%, increase from $4,911,000 for the same period in 2000. Basic earnings per share increased $0.28, or 60.9%, to $0.74 in the first six months of 2001 from $0.46 in the same period of 2000. Diluted earnings per share increased $0.28, or 62.2%, to $0.73 in the first six months of 2001 from $0.45 during the same period in 2000.

Operating earnings for the six months ended June 30, 2001, were $7,947,000 compared to $7,927,000 for the same period in 2000, an increase of $20,000, or 0.3%. Basic operating earnings per share increased to $0.76, or 1.3%, in the first six months of 2001 from $0.75 in the same period of 2000. Diluted earnings per share on operating earnings for the first six months of 2001 increased 2.7%, or $0.02, to $0.75, from $0.73 in the same period in 2000. The difference between operating and net earnings was due to merger and restructuring related expenses, net of tax, of $215,000 during the first half of 2001 compared to $3,016,000 during the same period in 2000. The 2001 merger and restructuring related expenses consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefit. The 2000 merger and restructuring related expenses consisted of $2,452,000 of professional fees, $941,000 of early retirement and termination of employment contracts, offset by $377,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates

                             (dollars in thousands)

                                                                  Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                            2001                                2000
                                           ----------------------------------   ---------------------------------
                                             Average                             Average
                                             Balance      Interest      Rate     Balance      Interest     Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  243,223    $    7,186     5.91%   $  265,242   $    7,852     5.92%
Tax-exempt investment securities1 (TE) .       50,245         1,677     6.68%       43,001        1,479     6.88%
Federal funds sold and interest earning
  deposits2 ............................       48,037         1,235     5.14%       26,098          862     6.61%
Loans3,4 (TE) ..........................      662,057        28,381     8.57%      604,677       26,237     8.68%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,003,562    $   38,479     7.67%   $  939,018   $   36,430     7.76%
                                           ----------------------------------------------------------------------

Cash and due from banks ................   $   50,859                           $   51,010
Premises and equipment .................       20,724                               22,046
Other assets ...........................       20,013                               21,904
                                           ----------------------------------------------------------------------
        Total assets ...................   $1,095,158                           $1,033,978
                                           ======================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  243,809    $    4,229     3.47%$     225,351   $    4,115      3.65%
Savings ................................       78,652           962     2.45%       90,837          959      2.11%
Time deposits ..........................      363,878        10,581     5.82%      337,420        9,156      5.43%
Federal funds purchased, repurchase
  agreements, and notes payable ........       71,683         1,482     4.13%       76,696        1,980      5.16%
FHLB advances and other borrowings .....       40,009         1,171     5.85%       32,192          919      5.71%
                                           -----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  798,031    $   18,425     4.62%   $  762,496   $   17,129      4.49%
                                           -----------------------------------------------------------------------
Noninterest bearing demand deposits5 ...   $  113,071                           $   84,979
Noninterest bearing savings deposits5 ..       40,743                               55,161
Other liabilities ......................       14,909                               14,143
                                           -----------------------------------------------------------------------
        Total liabilities ..............   $  966,754                           $  916,779
Shareholders' equity ...................      128,404                              117,199
                                           -----------------------------------------------------------------------
        Total liabilities and
        stockholders' equity ...........   $1,095,158                           $1,033,978
                                           =======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                                3.05%                                3.27%
                                           =======================================================================

Net interest income (TE) ...............                 $   20,054                          $   19,301
                                           =======================================================================
Net yield on interest
  earnings assets (TE) .................                                4.00%                                4.11%
                                           =======================================================================
See next page for Notes 1-5.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $70,000 and $82,000 in 2001 and 2000, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $440,000 and $431,000 in 2001 and 2000, respectively, are included in total loan income.

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

           Analysis of Volume and Rate Changes

                     (in thousands)
             Six Months Ended June 30, 2001

                                                 Increase
                                                (Decrease)
                                                   from
                                                 Previous     Due to     Due to
                                                   Year       Volume      Rate
                                                --------------------------------
Interest Income
  Taxable investment securities ................  $  (666)   $  (651)   $   (15)
  Tax-exempt investment securities (TE) ........      198        243        (45)
  Federal funds sold and interest earning
    deposits ...................................      373        598       (225)
  Loans (TE) ...................................    2,144      2,463       (319)
                                                  ------------------------------
        Total interest income (TE) .............  $ 2,049    $ 2,653    $  (604)
                                                  ------------------------------
Interest Expense
  Interest bearing demand and savings deposits1   $   117    $   100    $    17
  Time deposits ................................    1,425        745        680
  Federal funds purchased,
    repurchase agreements and notes payable ....     (498)      (123)      (375)
  FHLB advances and other borrowings ...........      252        228         24
                                                  ------------------------------
        Total interest expense .................  $ 1,296    $   950    $   346
                                                  ------------------------------

Net Interest Income (TE) .......................  $   753    $ 1,703    $  (950)
                                                  ==============================

1 Due to deposit reclassifications described above, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $753,000, or 3.9% higher for the first six months of 2001 compared to 2000. Total tax-equivalent interest income was $2,049,000 or 5.6% higher in 2001 compared to 2000, and interest expense increased $1,296,000, or 7.6%. The increase in interest income was due to an increase in average earning assets offset slightly by a decrease in rate. The increase in interest expense was mainly due to an increase in average interest bearing liabilities.

The increase in total interest income was mainly due to an increase in interest income from loans as well as federal funds sold and interest earning deposits, and tax-exempt investment securities, offset somewhat by a decrease in income from taxable investment securities. The increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investments were primarily due to increases in average balances outstanding during the first six months of 2001 compared to the first six months of 2000, offset slightly by decreases in rate. The decrease in taxable investment interest income was mainly due to a decrease in average balance. Shifting assets to fund loan growth caused the decrease in balance in the investment portfolio.

The increase in total interest expense was due to increases in interest on time deposits, FHLB advances and other borrowings, and interest bearing demand and savings deposits, offset somewhat by a decrease in interest expense on federal funds purchased, repurchase agreements and notes payable. Interest expense on time deposits increased during the first six months of 2001 compared to the first six months of 2000 due to both higher average balances and higher rates. Interest expense on FHLB advances and other borrowings as well as interest bearing demand and savings deposits increased during the first six months of 2001 compared to the first six months of 2000 primarily due to an increase in average balances. Somewhat offsetting the increase in total interest expense was a decrease in interest on federal funds purchased, repurchase agreements and notes payable, which was primarily due to lower rates.

The provision for loan losses recorded was $610,000 during the first six months of 2001. This was $343,000, or 128.5%, higher than the $267,000 recorded during the first six months of 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income decreased $28,000, or 0.3%, during the first six months of 2001 compared to the first six months of 2000. Included in this decrease was a decrease of $215,000, or 6.1%, in income from remittance processing. This decrease continues to reflect a shift in late 2000 from lockbox payments to mechanized payments, which have lower revenue streams as well as lower costs. Other income decreased $164,000, or 16.8%, during the first six months of 2001 compared to the same period in 2000. Proceeds from a life insurance policy of approximately $81,000 in the first half of 2000, along with $22,000 in one-time fee income from a third party during the same period, caused results in the first six months of 2001 to be less than those in the same period of 2000. Income from trust and brokerage fees decreased $135,000, or 4.9%, during the first half of 2001 compared to the same period in 2000. This was due, in part, to a decrease in total assets under management, and associated income, during most of the first half of 2001 as a result of stock market fluctuations. Service charges on deposit accounts decreased $3,000, or 0.3%, in the first half of 2001. Somewhat offsetting these decreases was an increase of $256,000, or 433.9%, from gains on sales of mortgage loans held-for-sale. This increase reflected a $31,366,000, or 390.3%, increase in funded mortgage loans held-for-sale during the first six months of 2001 compared to the same period in 2000, and was reflective of lower interest rates during the first six months of 2001. Income from securities transactions increased $233,000, or 1,664.3%, during the first six months of 2001 compared to the same period in 2000. This was the result of the sale of some securities to reposition the portfolio in the current changing rate environment.

Total non-interest expense decreased $2,746,000, or 14.7%, during the first six months of 2001 compared to the same period in 2000. Of this decrease, $2,452,000 was due to merger related professional fees in 2000. Salaries and employee benefits decreased $956,000, or 9.8%, during the first half of 2001 compared to the same period in 2000. Salaries and employee benefits in the first half of 2001 included $256,000 of expenses related to the termination of employment contracts compared to $941,000 in expenses during the same period in 2000 related to early retirement and termination of employment contracts as a result of the merger. Service charges from correspondent banks decreased $136,000, or 23.7%, in the first six months of 2001 compared to the same period in 2000. This was mainly due to a continuing trend toward fewer lockbox transactions, resulting in decreased service charges from correspondent banks. Somewhat offsetting these decreases was an increase in other non-interest expense of $413,000, or 20.9%, during the first half of 2001 compared to the same period in 2000. This was the result of proceeds of $461,000 in April of 2000 from the sale of a property previously written off. Office supplies increased $197,000, or 33.4%, in the first half of 2001 compared to the same period in 2000. Included in office supplies expense were additional printing and mailing expense and additional supplies purchased to support and announce a computer system conversion necessary to move the Company's subsidiaries toward the same data processing system. Equipment expense increased $94,000, or 6.4%, during the first six months of 2001 compared to the same period in 2000. Data processing expense increased $86,000, or 11.1%, in the first six months of 2001 compared to the first six months of 2000. Included in data processing expense in the first half of 2001 were $70,000 in expenses related to computer system conversion and early contract termination as a result of the aforementioned computer system conversion. Occupancy expense increased $8,000, or 0.7%, during the first six months of 2001 compared to the same period in 2000.

Income tax expense increased $231,000, or 7.1%, during the first six months of 2001 compared to the first six months of 2000. The effective tax rate decreased to 31.0% during the first half of 2001 from 39.7% during the first half of 2000. This difference was due to $2,452,000 of merger related professional fees for which no tax benefit had been recognized in the first half of 2000.

Results of Operations For the Three Months Ended June 30, 2001

The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in additional merger related costs of $151,000, net of tax, which were expensed during the second quarter of 2000. These expenses had an effect on the reported net income of the combined Company. Net income for the second quarter of 2001 was $4,064,000, a $147,000, or 3.8%, increase from $3,917,000 during the second quarter of 2000. Basic earnings per share increased $0.02, or 5.4%, to $0.39 in the second quarter of 2001 from $0.37 in the same period of 2000. Diluted earnings per share increased $0.02, or 5.6%, to $0.38 in the second quarter of 2001 from $0.36 in the same period of 2000.

Operating earnings for the second quarter of 2001, were $4,064,000 compared to $4,068,000 for the same period in 2000, a decrease of $4,000, or 0.1%. Basic operating earnings per share increased $0.01, or 2.6%, to $0.39 in the second quarter of 2001 compared to $0.38 in the second quarter of 2000. Diluted operating earnings per share were unchanged at $0.38 in the second quarter of 2001 compared to the second quarter of 2000.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates

                             (dollars in thousands)

                                                                  Three Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                            2001                              2000
                                           ----------------------------------  ----------------------------------
                                             Average                             Average
                                             Balance      Interest      Rate     Balance     Interest       Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  233,279    $    3,504     6.01%  $  263,132   $    3,910      5.94%
Tax-exempt investment securities1 (TE) .       51,939           854     6.58%      43,880          761      6.94%
Federal funds sold and interest earning
  deposits2 ............................       34,398           575     6.69%      15,794          265      6.71%
Loans3,4 (TE) ..........................      666,354        14,132     8.48%     612,250       13,335      8.71%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $  985,970    $   19,065     7.73%  $  935,056   $   18,271      7.82%
                                           ----------------------------------------------------------------------

Cash and due from banks ................   $   54,907                          $   49,836
Premises and equipment .................       20,514                              21,875
Other assets ...........................       20,825                              22,006
                                           ----------------------------------------------------------------------
        Total assets ...................   $1,082,216                          $1,028,773
                                           ======================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  247,620    $    1,889     3.05%  $  216,561   $    2,046      3.78%
Savings ................................       76,682           449     2.34%      90,765          497      2.19%
Time deposits ..........................      360,612         5,248     5.82%     340,512        4,611      5.42%
Federal funds purchased, repurchase
  agreements, and notes payable ........       72,555           703     3.88%      82,698          975      4.72%
FHLB advances and other borrowings .....       40,932           557     5.44%      32,345          460      5.69%
                                           ----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  798,401    $    8,846     4.43%  $  762,881   $    8,589      4.50%
                                           ----------------------------------------------------------------------

Noninterest bearing demand deposits5 ...   $  118,066                          $   85,212
Noninterest bearing savings deposits5 ..       20,623                              49,049
Other liabilities ......................       14,894                              14,186
                                           ----------------------------------------------------------------------
        Total liabilities ..............   $  951,984                          $  911,328
Shareholders' equity ...................      130,232                             117,445
                                           ----------------------------------------------------------------------
        Total liabilities and
        stockholders' equity ...........   $1,082,216                          $1,028,773
                                           ======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                                3.30%                               3.32%
                                           ======================================================================
Net interest income (TE) ...............                 $   10,219                          $    9,682
                                           ======================================================================
Net yield on interest
 earnings assets (TE) ..................                                4.15%                               4.14%
                                           ======================================================================

See next page for Notes 1 - 5.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $35,000 and $39,000 in 2001 and 2000, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $265,000 and $196,000 in 2001 and 2000, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes

                                 (in thousands)
                        Three Months Ended June 30, 2001

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous    Due to     Due to
                                                       Year      Volume     Rate
                                                    -------------------------------
Interest Income
  Taxable investment securities ..................   $  (406)   $  (447)   $    41
  Tax-exempt investment securities (TE) ..........        93        134        (41)
  Federal funds sold and interest earning deposits       310        311         (1)
  Loans (TE) .....................................       797      1,155       (358)
                                                     -----------------------------
        Total interest income (TE) ...............   $   794    $ 1,153    $  (359)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $  (205)   $   135    $  (340)
  Time deposits ..................................       637        281        356
  Federal funds purchased,
    repurchase agreements and notes payable ......      (272)      (111)      (161)
  FHLB advances and other borrowings .............        97        117        (20)
                                                     -----------------------------
        Total interest expense ...................   $   257    $   422    $  (165)
                                                     -----------------------------
Net Interest Income (TE) .........................   $   537    $   731    $  (194)
                                                     =============================

1 Due to deposit reclassifications described above, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $507,000, or 5.2%, higher for the second quarter of 2001 compared to the second quarter of 2000. Total tax-equivalent interest income was $764,000, or 4.2%, higher in 2001 compared to 2000, and interest expense increased $257,000, or 3.0%. The increase in both interest income and interest expense was primarily due to an increase in average balances offset slightly by decreased interest rates.

The increase in total interest income was due to an increase in interest income from loans; federal funds sold and interest earning deposits; and tax-exempt investment securities interest. These increases were somewhat offset by a decrease in taxable investment securities interest. The increase in interest income from loans was primarily due to an increase in average loans outstanding during the second quarter of 2001 compared to the second quarter of 2000, offset somewhat by a decrease in rates. The increase in interest from federal funds sold and interest earning deposits was due to an increase in average balances. The increase in tax-exempt investment interest income was due to an increase in average tax-exempt investments, offset somewhat by lower yields. The decrease in interest from taxable investments was caused by a decrease in average taxable investments, somewhat offset by higher yields. The decrease in the total average investment portfolio was primarily caused by shifting assets to fund loan growth.

The increase in total interest expense was due to increases in interest expense on time deposits and FHLB advances and other borrowings offset somewhat by decreases in federal funds purchased, repurchase agreements and notes payable and interest bearing demand and savings deposits. Interest expense on time deposits increased during the second quarter of 2001 compared to the second quarter of 2000 due to both increases in rate and average balances. Interest expense on FHLB advances and other borrowings increased during the second quarter of 2001 compared to the second quarter of 2000 due to an increase in volume offset slightly by a decrease in rate. Somewhat offsetting these increases was a decrease in federal funds purchased, repurchase agreements and notes payable during the second quarter of 2001 compared to the second quarter of 2000 due to decreases in both rate and average balances. Interest on interest bearing demand and savings deposits also decreased during the second quarter of 2001 compared to the second quarter of 2000 due to decreases in rate offset somewhat by an increase in volume.

The provision for loan losses recorded was $375,000 for the second quarter of 2001. This represented a 186.3% increase over the $131,000 recorded in the second quarter of 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $174,000, or 4.3%, during the second quarter of 2001 compared to the second quarter of 2000. Included in this increase was an increase of $158,000, or 987.5%, in income from securities transactions in the second quarter of 2001. This was the result of the sale of some securities to reposition the portfolio in the current changing rate environment. Also contributing to the increase in total non-interest income was an increase of $135,000, or 540.0% in gains on sales of mortgage loans held-for-sale. This increase reflected a $19,450,000, or 470.5%, increase in funded mortgage loans held-for-sale during the second quarter of 2001 compared to the second quarter of 2000 when interest rates were higher. Somewhat offsetting the increase in non-interest income was a decrease in other non-interest income of $118,000, or 23.8%, in the second quarter of 2001 compared to the same period in 2000. Remittance processing, trust and brokerage fees, and service charges on deposit accounts remained stable in the second quarter of 2001 compared to the same period in 2000.

Total non-interest expense increased $286,000, or 3.7%, during the second quarter of 2001 compared to the second quarter of 2000. Other non-interest expense contributed $450,000, or 60.5%, to this increase. This was the result of proceeds of $461,000 in April of 2000 from the sale of a property previously written off. An increase also occurred in office supplies of $100,000, or 33.6%. Equipment expense increased $76,000, or 10.4%, compared to 2000. Service charges from correspondent banks increased $40,000, or 14.5%. Data processing expense increased $7,000, or 1.8%. Somewhat offsetting these increases was a decrease of $342,000, or 7.4%, in salaries and employee benefits during the second quarter of 2001. This decrease was due, in part, to $228,000 of expense related to early retirement and termination of employment contracts as a result of the merger in the second quarter of 2000. Occupancy expense decreased $45,000, or 8.1%, in the second quarter of 2001 compared to the same period in 2000.

Income tax expense decreased $4,000, or 0.2%, during the second quarter of 2001 compared to the second quarter of 2000. The effective tax rate remained stable at 30.8% during the second quarter of 2001 and 31.7% during the second quarter of 2000.

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

                                    Banking    Remittance
                                   Services     Services     Company     Eliminations     Total
--------------------------------------------------------------------------------------------------
June 30, 2001
  Total interest income .......   $   37,872   $       72   $       58    $     (125)   $   37,877
  Total interest expense ......       18,550           --           --          (125)       18,425
  Provision for loan losses ...          610           --           --            --           610
  Total non-interest income ...        5,135        3,541          117          (444)        8,349
  Total non-interest expense ..       13,100        2,646          687          (444)       15,989
  Income before income tax ....       10,747          967         (512)           --        11,202
  Income tax expense ..........        3,319          330         (179)           --         3,470
  Net income ..................        7,428          637         (333)           --         7,732
  Total assets ................    1,065,623        6,876      136,740      (140,768)    1,068,471
  Depreciation and amortization        1,170          246           13            --         1,429

June 30, 2000
  Total interest income .......   $   35,909   $       63     $ 111 63    $     (179)   $   35,904
  Total interest expense ......       17,308         --           --            (179)       17,129
  Provision for loan losses ...          267         --           --            --             267
  Total non-interest income ...        4,942        3,984           68          (617)        8,377
  Total non-interest expense ..       12,521        3,179        3,652          (617)       18,735
  Income before income tax ....       10,755          868       (3,473)         --           8,150
  Income tax expense ..........        3,347          302         (410)         --           3,239
  Net income ..................        7,408          566       (3,063)         --           4,911
  Total assets ................    1,015,876        6,463      123,013      (119,938)    1,025,414
  Depreciation and amortization        1,135          262           12          --           1,409


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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders


On May 14, 2001, the Company's annual meeting of stockholders was held. At the meeting, George T. Shapland, Thomas G. Sloan, Roy V. VanBuskirk, and H. Gale Zacheis were elected to serve as Class II directors with terms expiring in 2004. Continuing as Class III directors with terms expiring in 2002 were David J. Downey, Van A. Dukeman, Larry D. Haab, John W. Luttrell and Gene A. Salmon. Continuing as Class I directors with terms expiring in 2003 were Frederic L. Kenney, Gregory B. Lykins, August C. Meyer and Phillip C. Wise.

There were 10,582,484 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

Elections of Directors:

                                           For            Withheld
                                         -------------------------

George T. Shapland ................      8,508,364         48,729
Thomas G. Sloan ...................      8,495,335         61,758
Roy V. VanBuskirk .................      8,508,364         48,729
H. Gale Zacheis ...................      8,497,256         59,837

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             None

         b.  Reports

             None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:  August 14, 2001



By: /s/ David B. White
    -----------------------------------------
    David B. White, Executive Vice President
    and Chief Financial Officer


By: /s/ Van A. Dukeman
    -----------------------------------------
    Van A. Dukeman, President
    and Chief Executive Officer