Form 10-Q
period 2001-09-30
MAIN STREET TRUST INC
filed 2001-11-14
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

Indicate the number of shares outstanding of the registrant's common stock, as of November 13, 2001

Main Street Trust, Inc. Common Stock                                  11,868,211

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                            28


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            29

         Item 2. Changes in Securities                                        29

         Item 3. Defaults Upon Senior Securities                              29

         Item 4. Submission of Matters to a Vote of Security Holders          29

         Item 5. Other Information                                            29

         Item 6. Exhibits and Reports on Form 8-K                             29

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MAIN STREET TRUST, INC AND SUBSIDIARIES

                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                  (Unaudited, in thousands, except share data)

                                                                                         September 30,  December 31,
                                                                                             2001            2000
                                                                                         ---------------------------
ASSETS
Cash and due from banks ..............................................................   $    50,223    $    58,967
Federal funds sold and interest earning deposits .....................................         8,009         25,172
Investments in debt and equity securities:
  Available-for-sale, at fair value ..................................................       245,280        213,686
  Held-to-maturity, at cost (fair value of $72,177 and $84,849
    at September 30, 2001 and December 31, 2000, respectively) .......................        70,894         84,972
  Non-marketable equity securities ...................................................         5,082          4,529
Mortgage loans held for sale .........................................................         8,431          2,090
Loans, net of allowance for loan losses of $8,864 and $8,879
  at September 30, 2001 and December 31, 2000, respectively ..........................       675,898        659,849
Premises and equipment ...............................................................        20,035         20,874
Accrued interest receivable ..........................................................         9,266         10,629
Other assets .........................................................................        11,557         10,313
                                                                                         --------------------------
        Total assets .................................................................   $ 1,104,675    $ 1,091,081
                                                                                         ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing .....................................................   $   106,470    $   108,981
    Demand, interest bearing .........................................................       259,021        233,838
    Savings ..........................................................................       113,964        139,802
    Time, $100 and over ..............................................................        99,010        100,030
    Other time .......................................................................       258,084        257,281
                                                                                         --------------------------
        Total deposits ...............................................................       836,549        839,932

Federal funds purchased, repurchase agreements and notes payable .....................        78,820         69,658
Federal Home Loan Bank advances and other borrowings .................................        39,910         40,978
Accrued interest payable .............................................................         3,762          4,584
Other liabilities ....................................................................        10,907         10,527
                                                                                         --------------------------
        Total liabilities ............................................................       969,948        965,679
                                                                                         --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ........................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized
    11,111,608 shares issued at September 30, 2001 and December 31, 2000, respectively           111            111
  Paid in capital ....................................................................        54,143         54,222
  Retained earnings ..................................................................        80,905         72,591
  Accumulated other comprehensive income .............................................         3,644            600
                                                                                         --------------------------
                                                                                             138,803        127,524
  Less: treasury stock, at cost, 226,494 and 117,786 shares at September 30, 2001
    and December 31, 2000, respectively ..............................................        (4,076)        (2,122)
                                                                                         --------------------------

        Total shareholders' equity ...................................................       134,727        125,402
                                                                                         --------------------------
        Total liabilities and shareholders' equity ...................................   $ 1,104,675    $ 1,091,081
                                                                                         ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2001 and 2000
                   (Unaudited, in thousands, except share data)

                                                                         2001          2000
                                                                     -------------------------
Interest income:
  Loans and fees on loans ........................................   $    42,144   $    40,436
  Investments in debt and equity securities
    Taxable ......................................................        10,513        11,661
    Tax-exempt ...................................................         1,733         1,498
  Federal funds sold and interest earning deposits ...............         1,527         1,187
                                                                     -------------------------
        Total interest income ....................................        55,917        54,782

Interest expense:
  Demand, savings, and other time deposits .......................        18,832        18,383
  Time deposits $100 and over ....................................         4,029         3,822
  Federal funds purchased, repurchase agreements and notes payable         2,101         2,895
  Federal Home Loan Bank advances and other borrowings ...........         1,768         1,554
                                                                     -------------------------
        Total interest expense ...................................        26,730        26,654
                                                                     -------------------------

        Net interest income ......................................        29,187        28,128
Provision for loan losses ........................................           845           458
                                                                     -------------------------
        Net interest income after provision for loan losses ......        28,342        27,670

Non-interest income:
  Remittance processing ..........................................         5,105         5,168
  Trust and brokerage fees .......................................         4,012         4,117
  Service charges on deposit accounts ............................         1,598         1,595
  Securities transactions, net ...................................           302            17
  Gain on sales of mortgage loans, net ...........................           490           122
  Other ..........................................................         1,174         1,335
                                                                     -------------------------
        Total non-interest income ................................        12,681        12,354

Non-interest expense:
  Salaries and employee benefits .................................        13,094        13,848
  Merger related professional fees ...............................          --           2,454
  Occupancy ......................................................         1,674         1,681
  Equipment ......................................................         2,310         2,861
  Data processing ................................................         1,349         1,073
  Office supplies ................................................         1,179           897
  Service charges from correspondent banks .......................           660           793
  Other ..........................................................         3,527         3,117
                                                                     -------------------------
        Total non-interest expense ...............................        23,793        26,724

        Income before income taxes ...............................        17,230        13,300
Income taxes .....................................................         5,454         4,845
                                                                     -------------------------
        Net income ...............................................   $    11,776   $     8,455
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      1.08   $      0.76
  Weighted average shares of common stock outstanding ............    10,953,118    11,091,631

Diluted earnings per share .......................................   $      1.06   $      0.75
  Weighted average shares of common stock and dilutive potential .    11,160,826    11,324,583
    common shares outstanding

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES

                   Consolidated Statements of Comprehensive Income
                For the Nine Months Ended September 30, 2001 and 2000
                              (Unaudited, in thousands)

                                                                              2001        2000
                                                                            --------------------
Net income ..............................................................   $ 11,776    $  8,455
                                                                            --------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $1,671 and $995, for September 30, 2001 and 2000, respectively ....      3,243       1,931
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $(103) and $(6), for September 30, 2001
      and 2000, respectively ............................................       (199)        (11)
                                                                            --------------------
    Other comprehensive income, net of tax ..............................      3,044       1,920
                                                                            --------------------
    Comprehensive income ................................................   $ 14,820    $ 10,375
                                                                            ====================

See accompanying notes to unaudited consolidated financial statements.

                     MAIN STREET TRUST, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
              For the Three Months Ended September 30, 2001 and 2000
                   (Unaudited, in thousands, except share data)

                                                                         2001         2000
                                                                     -------------------------
Interest income:
  Loans and fees on loans ........................................   $    13,795   $    14,222
  Investments in debt and equity securities
    Taxable ......................................................         3,349         3,809
    Tax-exempt ...................................................           604           522
  Federal funds sold and interest earning deposits ...............           292           325
                                                                     -------------------------
        Total interest income ....................................        18,040        18,878

Interest expense:
  Demand, savings, and other time deposits .......................         5,836         6,524
  Time deposits $100 and over ....................................         1,253         1,451
  Federal funds purchased, repurchase agreements and notes payable           619           915
  Federal Home Loan Bank advances and other borrowings ...........           597           635
                                                                     -------------------------
        Total interest expense ...................................         8,305         9,525
                                                                     -------------------------

        Net interest income ......................................         9,735         9,353
Provision for loan losses ........................................           235           191
                                                                     -------------------------
        Net interest income after provision for loan losses ......         9,500         9,162

Non-interest income:
  Remittance processing ..........................................         1,785         1,633
  Trust and brokerage fees .......................................         1,365         1,335
  Service charges on deposit accounts ............................           561           555
  Securities transactions, net ...................................            83            31
  Gain on sales of mortgage loans, net ...........................           175            63
  Other ..........................................................           363           360
                                                                     -------------------------
        Total non-interest income ................................         4,332         3,977

Non-interest expense:
  Salaries and employee benefits .................................         4,281         4,079
  Merger related professional fees ...............................          --               2
  Occupancy ......................................................           549           564
  Equipment ......................................................           739         1,384
  Data processing ................................................           488           298
  Office supplies ................................................           392           307
  Service charges from correspondent banks .......................           221           218
  Other ..........................................................         1,134         1,137
                                                                     -------------------------
        Total non-interest expense ...............................         7,804         7,989

        Income before income taxes ...............................         6,028         5,150
Income taxes .....................................................         1,984         1,606
                                                                     -------------------------
        Net income ...............................................   $     4,044   $     3,544
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      0.37   $      0.32
  Weighted average shares of common stock outstanding ............    10,916,747    11,069,367

  Diluted earnings per share .....................................   $      0.36   $      0.31
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    11,120,508    11,275,413

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES

                   Consolidated Statements of Comprehensive Income
               For the Three Months Ended September 30, 2001 and 2000
                              (Unaudited, in thousands)

                                                                            2001       2000
                                                                          ------------------
Net income ............................................................   $ 4,044    $ 3,544
                                                                          ------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $612 and $879, for September 30, 2001 and 2000, respectively ....     1,186      1,706
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $(29) and $(11), for September 30, 2001
      and 2000, respectively ..........................................       (54)       (20)
                                                                          ------------------
    Other comprehensive income, net of tax ............................     1,132      1,686
                                                                          ------------------
    Comprehensive income ..............................................   $ 5,176    $ 5,230
                                                                          ==================

See accompanying notes to unaudited consolidated financial statements.

                         MAIN STREET TRUST, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows
                  For the Nine Months Ending September 30, 2001 and 2000
                                (Unaudited, in thousands)

                                                                                      2001         2000
                                                                                    ----------------------
Cash flows from operating activities:
  Net income ....................................................................   $  11,776    $   8,455
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ...............................................       2,009        2,119
    (Accretion) amortization of bond discounts and premiums, net ................        (179)         187
    Provision for loan losses ...................................................         845          458
    Securities transactions, net ................................................        (302)         (17)
    Gain on sales of mortgage loans, net ........................................        (490)        (122)
    Federal Home Loan Bank stock dividend .......................................        (135)          --
    Proceeds from sales of mortgage loans originated for sale ...................      60,060       15,089
    Mortgage loans originated for sale ..........................................     (65,911)     (15,640)
    Loss on disposal of premises and equipment ..................................          --          587
    Other, net ..................................................................      (2,080)        (874)
                                                                                    ----------------------
        Net cash provided by operating activities ...............................       5,593       10,242
                                                                                    ----------------------

Cash flows from investing activities:
  Net increase in loans .........................................................     (16,894)     (36,971)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ............................................................      28,559        2,592
    Available-for-sale ..........................................................      58,332       24,123
  Proceeds from sales of investments:
    Available-for-sale ..........................................................      89,715        5,301
  Purchases of investments in debt and equity securities:
    Held-to-maturity ............................................................     (22,135)      (3,633)
    Available-for-sale ..........................................................    (176,252)     (30,943)
    Other equity securities .....................................................        (500)        (753)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ............................................................       6,932        3,291
    Available-for-sale ..........................................................       2,515        2,080
  Principal paydowns on other equity securities .................................          31           --
  Purchases of premises and equipment ...........................................      (1,150)      (1,332)
                                                                                    ----------------------
        Net cash used in investing activities ...................................     (30,847)     (36,245)
                                                                                    ----------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits ...........................................      (3,383)       8,292
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ....................................       9,162      (15,354)
  Net increase (decrease) in Federal Home Loan Bank advances and other borrowings      (1,068)       8,935
  Cash dividends paid ...........................................................      (3,343)      (2,372)
  MSTI stock transactions, net ..................................................      (2,021)      (1,007)
                                                                                    ----------------------
        Net cash used in financing activities ...................................        (653)      (1,506)
                                                                                    ----------------------

        Net decrease in cash and cash equivalents ...............................     (25,907)     (27,509)

  Cash and cash equivalents at beginning of year ................................      84,139       87,350
                                                                                    ----------------------
  Cash and cash equivalents at end of period ....................................   $  58,232    $  59,841
                                                                                    ======================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ....................................................................   $  27,552    $  26,413
    Income taxes ................................................................       5,486        4,892
  Real estate acquired through or in lieu of foreclosure ........................          --            7
  Dividends declared not paid ...................................................       1,197        1,053

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of September 30, 2001 and for the three-month and nine-month periods ended September 30, 2001 and 2000, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and nine-month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001.

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

Note 2.  Company Information/Business Combination

On March 23, 2000, BankIllinois Financial Corporation and First Decatur Bancshares, Inc. completed a "merger of equals" between the two companies, structured as a merger of the two companies into the Company. The merger has been accounted for as a pooling of interests and, accordingly, all prior financial statements have been restated to include both companies. As a result of the merger, former shareholders of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. received 6,119,673 and 4,990,281 shares of Company common stock, respectively.

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

Note 3:  Stock Dividend

At its regular board meeting on August 21, 2001, the Board of Directors of the Company declared a one-for-twenty, or five percent, common stock dividend. The record date of the stock dividend was September 4, 2001, and the distribution date was September 21, 2001. The accompanying unaudited consolidated financial statements have been restated to take the stock dividend into account.

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

In June 2001, Statement on Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of Statement No. 143 will have a significant impact on its financial statements.

In August 2001, Statement on Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued to supersede Statement No. 121 "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management does not believe the adoption of Statement No. 144 will have a significant impact on its financial statements.

Note 5.  Income per Share

Net income per common share has been computed as follows:

                                                Nine Months Ended            Three Months Ended
                                                  September 30,                 September 30,
                                             --------------------------------------------------------
                                                2001          2000*          2001           2000*
                                             --------------------------------------------------------
Net income ............................      $11,776,000   $ 8,455,000   $ 4,044,000   $    3,544,000
Shares:
  Weighted average common shares
    outstanding .......................       10,953,118    11,091,631    10,916,747       11,069,367
  Dilutive effect of outstanding
    options, as determined by the
    application of the treasury stock
    method ............................          193,141       216,180       191,940          188,213
  Dilutive effect of outstanding
    SARs, as determined by the
    application of the treasury stock
    method ............................           14,567        16,772        11,821           17,833
  Weighted average common shares
    outstanding, as adjusted ..........       11,160,826    11,324,583    11,120,508       11,275,413
Basic earnings per share ..............      $      1.08   $      0.76   $      0.37      $      0.32
Diluted earnings per share ............      $      1.06   $      0.75   $      0.36      $      0.31

* As restated for 5% Sept. 2001 stock dividend

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Financial Condition

Assets and Liabilities

Total assets increased $13.594 million, or 1.2%, to $1.105 billion at September 30, 2001 compared to $1.091 billion at December 31, 2000. Increases in investments available-for-sale, loans, mortgage loans held for sale, other assets and non-marketable equity securities were partially offset by decreases in federal funds sold and interest earning deposits, investments held-to-maturity, cash and due from banks, accrued interest receivable, and premises and equipment.

Cash and due from banks decreased $8.744 million, or 14.8%, to $50.223 million at September 30, 2001 compared to $58.967 million at December 31, 2000 primarily due to a smaller dollar amount of deposit items in process of collection at September 30, 2001 compared to December 31, 2000.

Federal funds sold and interest earning deposits decreased $17.163 million, or 68.2%, to $8.009 million at September 30, 2001 compared to $25.172 million at December 31, 2000. This decrease was the result of excess federal funds sold being used to fund the increase in loans and investments.

Total investments in debt and equity securities increased $18.069 million, or 6.0%, to $321.256 million at September 30, 2001 compared to $303.187 million at December 31, 2000. Investments in securities available-for-sale increased $31.594 million, or 14.8%, and non-marketable equity securities increased $0.553 million, or 12.2%, at September 30, 2001 compared to December 31, 2000. Somewhat offsetting these increases was a decrease in investments in debt and equity securities held-to-maturity of $14.078 million, or 16.6%. The net increase in investments in debt and equity securities was the result of shifting funds from federal funds sold and interest earning deposits into higher yielding investment securities. As held-to-maturity securities have matured or been called, management has shifted additional funds into available-for-sale securities to allow the Company more flexibility to reposition its portfolio in response to future changes in the interest rate environment, economy and balance sheet mix.

Mortgage loans held for sale increased $6.341 million, or 303.4%, to $8.431 million at September 30, 2001 compared to $2.090 million at December 31, 2000. This increase was mainly due to lower interest rates driving up demand in the mortgage loan area during the first three quarters of 2001.

Loans, net of allowance for loan losses, increased $16.049 million, or 2.4%, to $675.898 million at September 30, 2001 from $659.849 million at December 31, 2000. Increases in commercial, financial and agricultural loans of $19.802 million, or 9.0%, and real estate loans of $6.033 million, or 1.9% were partially offset by a decrease of $1.370 million, or 1.1% in consumer loans at September 30, 2001 compared to December 31, 2000.

Premises and equipment decreased $0.839 million, or 4.0%, from $20.874 million at December 31, 2000 to $20.035 million at September 30, 2001. The decrease was caused by depreciation expense of $1.989 million offset by purchases of $1.150 million.

Other assets increased $1.244 million, or 12.1%, from $10.313 million at December 31, 2000 to $11.557 million at September 30, 2001 primarily due to an increase of $0.945 million in accrued trust income.

Total liabilities increased $4.269 million, or 0.4%, to $969.948 million at September 30, 2001 from $965.679 million at December 31, 2000. Increases in federal funds purchased, repurchase agreements and notes payable and other liabilities were partially offset by decreases in total deposits, Federal Home Loan Bank advances and other borrowings and accrued interest payable.

Total deposits decreased $3.383 million, or 0.4%, to $836.549 million at September 30, 2001 from $839.932 at December 31, 2000. The decrease in deposits included a decrease in savings deposits of $25.838 million, or 18.5%, a decrease in non-interest bearing demand deposits of $2.511 million, or 2.3%, and a decrease in time deposits $100,000 and over of $1.020 million, or 1.0%. Somewhat offsetting these decreases were increases of $25.183 million, or 10.8%, in interest bearing demand deposits and $0.803, or 0.3%, in other time. Despite the decrease from year-end, total deposits were $33.182 million, or 4.1%, higher than the September 30, 2000 balance of $803.367 million.

Federal funds purchased, repurchase agreements and notes payable increased $9.162 million, or 13.2%, to $78.820 million at September 30, 2001 compared to $69.658 million at December 31, 2000. Included in this change were increases of $9.155 million in repurchase agreements and $0.325 million in federal funds purchased. Somewhat offsetting these increases was a decrease in notes payable of $0.318 million.

Accrued interest payable decreased $0.822 million, or 17.9%, to $3.762 million at September 30, 2001 from $4.584 million at December 31, 2000. This was reflective of the lower interest rate environment.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for September 30, 2001 and December 31, 2000:

                   Carrying Value of Securities
                          (in thousands)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     ---------------------------
Available-for-sale:
  U.S. Treasury ..................................     $ 11,792       $ 23,812
  Federal agencies ...............................      162,726        156,322
  Mortgage-backed securities .....................       32,346         11,513
  State and municipal ............................       14,072         15,349
  Corporate and other obligations ................        2,382            294
  Marketable equity securities ...................       21,962          6,396
                                                       -----------------------
        Total available-for-sale .................     $245,280       $213,686
                                                       =======================

Held-to-maturity:
  Federal agencies ...............................     $  3,745       $ 29,428
  Mortgage-backed securities .....................       22,885         22,642
  State and municipal ............................       44,264         32,902
                                                       -----------------------
        Total held-to-maturity ...................     $ 70,894       $ 84,972
                                                       =======================

Non-marketable equity securities:
  FHLB and FRB stock1 ............................     $  3,661       $  3,526
  Other equity investments .......................        1,421          1,003
                                                       -----------------------
        Total ....................................     $  5,082       $  4,529
                                                       =======================

        Total investment securities ..............     $321,256       $303,187
                                                       =======================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at September 30, 2001. All securities are shown at their contractual maturity.1

            Maturities and Weighted Average Yields of Debt Securities

                             (dollars in thousands)
                               September 30, 2001

                                        1 year              1 to 5             5 to 10             Over 10
                                        or less              years              years               years                Total
                                    ------------------------------------------------------------------------------------------------
                                     Amount    Rate     Amount    Rate     Amount     Rate     Amount     Rate     Amount      Rate
                                    ------------------------------------------------------------------------------------------------
Securities available-
  for-sale
  U.S. Treasury .................   $ 10,228   5.81%   $  1,564   5.78%   $     --      --%   $     --     --%    $ 11,792     5.81%
  Federal agencies ..............   $ 32,862   4.86%   $126,079   5.45%   $  3,785    6.17%   $     --     --     $162,726     5.35%
  Mortgage-backed ...............   $  5,324   6.39%   $ 22,166   5.85%   $  3,901    7.14%   $    955    6.30%   $ 32,346     6.11%
    securities1
  State and municipal ...........   $    116   5.53%   $  4,393   6.70%   $  6,547    7.41%   $  3,016    7.62%   $ 14,072     7.22%
  Other securities ..............   $    292   7.84%     $2,090   5.84%   $     --      --    $     --      --    $  2,382     6.09%
  Marketable equity
     securities .................   $     --     --    $     --     --    $     --      --    $     --      --    $ 21,962       --
                                    ------------------------------------------------------------------------------------------------
         Total ..................   $ 48,822           $156,292           $ 14,233            $  3,971            $245,280
                                    ------------------------------------------------------------------------------------------------
Average Yield ...................              5.24%              5.55%               7.01%               7.31%                5.61%
                                    ================================================================================================

Securities held-
  to-maturity
  Federal agencies ..............   $   --       --    $  3,745   5.71%   $     --      --    $     --      --    $  3,745     5.71%
  Mortgage-backed
    securities1 .................   $  9,932   5.29%   $ 11,388   6.25%   $     --      --    $  1,565    6.40%   $ 22,885     5.84%
  State and municipal ...........   $  2,959   7.33%   $ 32,621   6.28%   $  8,684    7.03%   $     --      --    $ 44,264     6.50%
                                    ------------------------------------------------------------------------------------------------
        Total ...................   $ 12,891           $ 47,754           $  8,684            $  1,565            $ 70,894
                                    ================================================================================================
Average Yield ...................              5.75%              6.23%               7.03%               6.40%                6.25%
                                    ================================================================================================

Non-marketable equity securities2
  FHLB and FRB stock3 ...........   $   --       --    $     --     --    $     --      --    $     --       --   $  3,661       --
  Other equity investments ......   $   --       --    $     --     --    $     --      --    $     --       --   $  1,421       --
                                    ------------------------------------------------------------------------------------------------
        Total ...................   $   --       --    $     --     --    $     --      --    $     --       --   $  5,082       --
                                    ================================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.
2 Due to the nature of these securities, they do not have a stated maturity date or rate.
3 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

Loans

The following tables present the amounts and percentages of loans for September 30, 2001 and December 31, 2000 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                         September 30, 2001   December 31, 2000
                                        ----------------------------------------
                                         Amount  Percentage   Amount  Percentage
                                        ----------------------------------------

Commercial, financial and agricultural  $239,343    34.95%   $219,541    32.83%
Real estate ..........................   317,014    46.30%    319,412    47.76%
Installment and consumer1 ............   128,405    18.75%    129,775    19.41%
                                        ----------------------------------------
        Total loans ..................  $684,762   100.00%   $668,728   100.00%
                                        ========================================
1    Net of unearned discount

The balance of loans outstanding as of September 30, 2001 by maturity is shown in the following table:

         Maturity of Loans Outstanding
             (dollars in thousands)
               September 30, 2001

                                          1 year    1 to 5    Over 5
                                         or less    years     years       Total
                                         ---------------------------------------

Commercial, financial and agricultural   $111,080  $ 98,480  $ 29,783   $239,343
Real estate ..........................     45,045   113,910   158,059    317,014
Installment and consumer1 ............     40,445    80,650     7,310    128,405
                                         ---------------------------------------
        Total ........................   $196,570  $293,040  $195,152   $684,762
                                         =======================================

Percentage of total loans outstanding      28.71%    42.79%    28.50%    100.00%
                                         =======================================

1 Net of unearned discount

Capital

Total shareholders' equity increased $9,325,000 from December 31, 2000 to September 30, 2001. The change is summarized as follows:

                                                                  (in thousands)
                                                                  --------------

Shareholders' equity, December 31, 2000 .....................       $ 125,402
Net income ..................................................          11,776
Treasury stock transactions, net ............................          (2,021)
Stock appreciation rights ...................................              19
Cash dividends declared .....................................          (3,493)
Other comprehensive income ..................................           3,044
                                                                    ---------
Shareholders' equity, September 30, 2001 ....................       $ 134,727
                                                                    =========

On September 18, 2001, the board of directors of the Company declared a quarterly cash dividend of $0.11 per share of the Company's common stock. The dividend of $1,197,000 was paid on October 19, 2001, to holders of record on October 5, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of September 30, 2001, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                               To be well
                                                              For capital   capitalized under
                                                               adequacy     prompt corrective
                                              Actual           purposes:    action provisions:
                                             -------------------------------------------------
                                             Amount     Ratio   Amount    Ratio   Amount   Ratio
                                             ---------------------------------------------------
As of September 30, 2001:
  Total capital
    (to risk-weighted assets)
    Consolidated ........................... $139,815   17.9%   $62,366    8.0%       N/A
    BankIllinois ...........................   66,873   15.7     34,172    8.0    $42,715   10.0%
    First National Bank of Decatur .........   48,437   16.6     23,308    8.0     29,134   10.0
    First Trust Bank of Shelbyville ........   11,882   23.5      4,053    8.0      5,066   10.0
  Tier I capital
    (to risk-weighted assets)
    Consolidated ........................... $130,951   16.8%   $31,183    4.0%       N/A
    BankIllinois ...........................   62,007   14.5     17,086    4.0    $25,629    6.0%
    First National Bank of Decatur .........   44,768   15.4     11,654    4.0     17,481    6.0
    First Trust Bank of Shelbyville ........   11,494   22.7      2,026    4.0      3,040    6.0
  Tier I capital
    (to average assets)
    Consolidated ........................... $130,951   12.0%   $43,843    4.0%       N/A
    BankIllinois ...........................   62,007   10.5     23,538    4.0    $29,422    5.0%
    First National Bank of Decatur .........   44,768   10.5     17,057    4.0     21,322    5.0
    First Trust Bank of Shelbyville ........   11,494   15.2      3,025    4.0      3,781    5.0

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

The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2001:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

                                                1-30          31-90        91-180       181-365        Over
                                                Days           Days         Days          Days        1 year       Total
                                             -----------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest earning deposits ............   $    8,009    $       --    $       --   $       --   $       --   $    8,009
  Debt and equity securities 1 ...........       35,793        17,340        34,965       36,049      197,109      321,256
  Loans 2 ................................      149,658        26,354        43,872       69,257      404,052      693,193
                                             -----------------------------------------------------------------------------
        Total earning assets .............   $  193,460    $   43,694    $   78,837   $  105,306   $  601,161   $1,022,458
                                             -----------------------------------------------------------------------------

Interest bearing liabilities:
  Savings and interest bearing
    demand deposits 3 ....................   $   48,609    $    1,282    $    1,923   $    3,854   $  146,457   $  202,125
  Money market savings
    deposits .............................      143,745            --            --           --           --      143,745
  Time deposits ..........................       28,685        63,320        66,334       89,012      109,743      357,094
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       70,706           126         1,452        1,800        4,736       78,820
  FHLB advances and
    other borrowings .....................        5,000            --            --        5,023       29,887       39,910
                                             -----------------------------------------------------------------------------
        Total interest bearing liabilities   $  296,745    $   64,728    $   69,709   $   99,689   $  290,823   $  821,694
                                             -----------------------------------------------------------------------------
Net asset (liability) funding gap ........     (103,285)      (21,034)        9,128        5,617      310,338      200,764
                                             =============================================================================

Repricing gap ............................         0.65          0.68          1.13         1.06         2.07         1.24
Cumulative repricing gap .................         0.65          0.66          0.73         0.79         1.24         1.24

1 Debt and equity securities included securities available-for-sale, securities held-to-maturity, and non-marketable equity securities.
2    Loans are gross and include mortgage loans held-for-sale.
3 The total of savings and interest-bearing demand deposits does not include $27,115,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                                1-30 Days  31-90 Days  91-180 Days  181-365 Days   Over 1 Year
                                --------------------------------------------------------------
Savings and interest-bearing
  demand deposits ...........     0.45%       0.85%       1.25%        2.45%         95.00%

At September 30, 2001, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1,033,000 in the 1-30 days category and $1,243,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $29 million from the Federal Home Bank on a secured basis.

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

The following table shows projected results at September 30, 2001 and December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                        Basis Point Change
                                                   -----------------------------
                                                   +200    +100    -100    -200
                                                   -----------------------------
September 30, 2001 ...........................     3.6%    1.8%   (1.8%)  (3.6%)
December 31, 2000 ............................     0.2%    0.1%   (0.1%)  (0.2%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first nine months of 2001. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $25,907,000 from December 31, 2000 to September 30, 2001. This decrease came from cash used in investing and financing activities offset by cash provided by operating activities.

There were differences in the sources and uses of cash during the first nine months of 2001 compared to the first nine months of 2000. Less cash was provided by operating activities during the first nine months of 2001 compared to the same period of 2000. This was primarily due to a larger difference between the volume of loans originated for sale versus proceeds from sales during the first nine months of 2001 compared to the same period in 2000. Less cash was used in investing activities during the first nine months of 2001 compared to cash used during the same period of 2000 due to a smaller amount of loan growth in 2001 compared to 2000 and due to changes in the Company's investment portfolio. During the first nine months of 2001, net cash used by investing activities involving the Company's investment portfolio was $12,803,000 compared to $2,058,000 cash provided during the same period in 2000. Less cash was used in financing activities during the first nine months of 2001 compared to the first nine months of 2000. This was due to cash used because of decreases in deposits and Federal Home Loan Bank advances during the first nine months of 2001 compared to cash provided from increases in these areas during the same period of 2000 offset by cash provided by the increase in federal funds purchased, repurchase agreements, and notes payable during the first nine months of 2001 compared to cash used during the same period of 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The balance of the allowance for loan losses was $8,864,000 at September 30, 2001 compared to $8,879,000 at December 31, 2000, as net charge-offs were $860,000 and provisions totaled $845,000 during the first nine months of 2001. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.28% at September 30, 2001, or slightly less than the December 31, 2000 percentage of 1.32%. Gross loans, including loans held-for-sale, increased 3.3% to $693,193,000 at September 30, 2001 from $670,818,000 at December 31, 2000.

The allowance for loan losses as a percentage of non-performing loans was 228.3% at September 30, 2001 compared to 613.2% at December 31, 2000. Non-performing loans increased from $1,448,000 at December 31, 2000, to $3,883,000 at September 30, 2001. The $2,435,000 increase in non-performing loans during the first nine months resulted from a $66,000 increase in loans over 90 days past due and a $2,369,000 increase in non-accruals. The increase in non-accruals consisted primarily of a $2,166,000 farm credit, which is secured by farm real estate and business personal property, and other smaller commercial and consumer loans. Although unforeseen market conditions could result in significant adjustments in the future, management believes that problem assets have been effectively identified and that the allowance for loan losses is adequate to absorb probable losses in the portfolio which are reasonably anticipated. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Along with other financial institutions, management shares a concern for the continued softening of the economy in 2001. The tragic events of September 11, 2001 have further clouded the economic outlook, severely impacting several major industries, as well as the economy as a whole. Additionally, consumer confidence, a key factor in the economy, has been negatively impacted. A slowing economy could adversely affect cash flows from both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                         Allowance for Loan Losses
                           (dollars in thousands)
                                                              September 30,
                                                          ----------------------
                                                            2001          2000
                                                          ----------------------

Allowance for loan losses at
  beginning of year ................................      $ 8,879       $ 8,682
                                                          ----------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........      $  (302)      $   (25)
  Real estate ......................................           --           (33)
  Installment and consumer .........................         (859)         (573)
                                                          ----------------------
        Total ......................................      $(1,161)      $  (631)
                                                          ----------------------

Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........      $   135       $   424
  Residential real estate ..........................           37             7
  Installment and consumer .........................          129           127
                                                          ----------------------
        Total ......................................      $   301       $   558
                                                          ----------------------

        Net (charge-offs) recoveries ...............      $  (860)      $   (73)
Provision for loan losses ..........................          845           458
                                                          ----------------------
Allowance for loan losses at end of quarter ........      $ 8,864       $ 9,067
                                                          ======================

Ratio of net (charge-offs) recoveries to
  average net loans ................................       -0.13%        -0.01%

The following table shows the allocation of the allowance for loan losses allocated to each category.

            Allocation of the Allowance for Loan Losses

                                                     September 30,  December 31,
                                                          2001         2000
                                                     ---------------------------
Allocated:
  Commercial, financial and agricultural .........       $3,949       $3,426
  Residential real estate ........................          839          855
  Installment and consumer .......................        1,830        1,649
                                                         -------------------
        Total allocated allowance ................       $6,618       $5,930
Unallocated allowances ...........................        2,246        2,949
                                                         -------------------
        Total ....................................       $8,864       $8,879
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

             Nonperforming Loans (dollars in thousands)

                                                   September 30,    December 31,
                                                        2001           2000
                                                   -----------------------------

Nonaccrual loans1 ............................         $2,971         $  602
Loans past due 90 days or more ...............         $  912         $  846
Renegotiated loans ...........................         $   70         $   88


1 Includes $631,000 at September 30, 2001 and $505,000 at December 31, 2000 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                              Results of Operations

Results of Operations For the Nine Months Ended September 30, 2001

The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in significant merger related costs which were expensed during the first nine months of 2000. These expenses had a significant effect on the reported net income of the combined entity during the first nine months of 2000. Net income for the first nine months of 2001 was $11,776,000, a $3,321,000, or 39.3%, increase from $8,455,000 for the same period in 2000. Basic earnings per share increased $0.32, or 42.1%, to $1.08 in the first nine months of 2001 from $0.76 in the same period of 2000. Diluted earnings per share increased $0.31, or 41.3%, to $1.06 in the first nine months of 2001 from $0.75 during the same period in 2000.

Operating earnings for the nine months ended September 30, 2001, were $11,991,000 compared to $11,861,000 for the same period in 2000, an increase of $130,000, or 1.1%. Basic operating earnings per share increased to $1.09, or 1.9%, in the first nine months of 2001 from $1.07 in the same period of 2000. Diluted earnings per share on operating earnings for the first nine months of 2001 increased 1.9%, or $0.02, to $1.07, from $1.05 in the same period in 2000. The difference between operating and net earnings was due to merger and restructuring related expenses, net of tax, of $215,000 during the nine months of 2001 compared to $3,406,000 during the same period in 2000. The 2001 merger and restructuring related expenses consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefit. The 2000 merger and restructuring related expenses consisted of $2,454,000 of professional fees, $941,000 of early retirement and termination of employment contracts, and $587,000 of expenses related to write-downs of computer equipment, offset by $576,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                                Nine Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                            2001                                2000
                                           ---------------------------------    ---------------------------------
                                            Average                             Average
                                            Balance       Interest     Rate     Balance       Interest      Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  245,250    $   10,513    5.72%    $  261,845   $   11,661     5.94%
Tax-exempt investment securities1 (TE) .       51,756         2,626    6.77%        43,858        2,270     6.90%
Federal funds sold and interest earning
  deposits2 ............................       42,728         1,527    4.77%        23,903        1,187     6.62%
Loans3,4 (TE) ..........................      665,531        42,198    8.45%       614,571       40,469     8.78%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,005,265    $   56,864    7.54%    $  944,177   $   55,587     7.85%
                                           ----------------------------------------------------------------------

Cash and due from banks ................   $   50,237                           $   49,155
Premises and equipment .................       20,537                               21,642
Other assets ...........................       20,179                               21,574
                                           ----------                           ----------
        Total assets ...................   $1,096,218                           $1,036,548
                                           ==========                           ==========
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  251,418    $    5,985    3.17%    $  222,768   $    6,435     3.85%
Savings ................................       81,325         1,448    2.37%        92,386        1,510     2.18%
Time deposits ..........................      362,054        15,428    5.68%       341,964       14,260     5.56%
Federal funds purchased, repurchase
  agreements, and notes payable ........       73,757         2,101    3.80%        73,576        2,895     5.25%
FHLB advances and other borrowings .....       40,292         1,768    5.85%        35,474        1,554     5.84%
                                           ----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  808,846    $   26,730    4.41%    $  766,168   $   26,654     4.64%
                                           ----------------------------------------------------------------------

Noninterest bearing demand deposits5 ...   $  102,326                           $   88,402
Noninterest bearing savings deposits5 ..       40,806                               49,205
Other liabilities ......................       14,436                               13,730
                                           ----------                           ----------
        Total liabilities ..............   $  966,414                           $  917,505
        Shareholders' equity ...........      129,804                              119,043
                                           ----------                           ----------
        Total liabilities and
        stockholders' equity ...........   $1,096,218                           $1,036,548
                                           ==========                           ==========
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.14%                                3.21%
                                                                       =====                                =====
Net interest income (TE) ...............   $   30,134                           $   28,933
                                           ==========                           ==========
Net yield on interest earnings
  assets (TE) ..........................                               4.00%                                4.09%
                                                                       =====                                =====

See next page for Notes 1-5.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $93,000 and $119,000 in 2001 and 2000, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4 Loan fees of approximately $722,000 and $699,000 in 2001 and 2000, respectively, are included in total loan income.
5 Due to current regulatory issues, the Company is allowed to reclassify certain demand deposits to savings deposits. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions, which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

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

           Analysis of Volume and Rate Changes
                     (in thousands)
          Nine Months Ended September 30, 2001

                                                    Increase
                                                   (Decrease)
                                                      from
                                                    Previous  Due to     Due to
                                                      Year    Volume      Rate
                                                    ----------------------------

Interest Income
  Taxable investment securities ..................  $(1,148)  $  (723)  $  (425)
  Tax-exempt investment securities (TE) ..........      356       428       (72)
  Federal funds sold and interest earning deposits      340       904      (564)
  Loans (TE) .....................................    1,729     3,962    (2,233)
                                                    ----------------------------
        Total interest income (TE) ...............  $ 1,277   $ 4,571   $(3,294)
                                                    ----------------------------

Interest Expense
  Interest bearing demand and savings deposits1 ..  $  (512)  $   625   $(1,137)
  Time deposits ..................................    1,168       854       314
  Federal funds purchased,
    repurchase agreements and notes payable ......     (794)       11      (805)
  FHLB advances and other borrowings .............      214       209         5
                                                    ----------------------------
        Total interest expense ...................  $    76   $ 1,699   $(1,623)
                                                    ----------------------------

Net Interest Income (TE) .........................  $ 1,201   $ 2,872   $(1,671)
                                                    ============================

1 Due to deposit reclassifications described above, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $1,201,000, or 4.2% higher for the first nine months of 2001 compared to 2000. Total tax-equivalent interest income was $1,277,000 or 2.3% higher in 2001 compared to 2000, and interest expense increased $76,000, or 0.3%. The increase in interest income was due to an increase in average earning assets offset somewhat by a decrease in rate. The slight increase in interest expense was due to an increase in average interest bearing liabilities offset by a decrease in rate.

The increase in total interest income was mainly due to an increase in interest income from loans as well as federal funds sold and interest earning deposits, and tax-exempt investment securities, offset somewhat by a decrease in income from taxable investment securities. The increases in interest income from loans, federal funds sold and interest earning deposits, and tax-exempt investments were primarily due to increases in average balances outstanding during the first nine months of 2001 compared to the first nine months of 2000, offset somewhat by decreases in rate. The decrease in taxable investment interest income was due to a decrease in average balance as well as rate.

The increase in total interest expense was due to increases in interest on time deposits and FHLB advances and other borrowings, offset somewhat by decreases in interest expense on interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable. Interest expense on time deposits increased during the first nine months of 2001 compared to the first nine months of 2000 due to both higher average balances and higher rates. Interest expense on FHLB advances and other borrowings increased during the first nine months of 2001 compared to the first nine months of 2000 primarily due to an increase in average balances. Somewhat offsetting these increases were decreases in interest on interest bearing demand and savings deposits, which was due to a decrease in rates somewhat offset by an increase in average balance, and a decrease in interest expense on federal funds purchased, repurchase agreements and notes payable, which was primarily due to lower rates.

The provision for loan losses recorded was $845,000 during the first nine months of 2001. This was $387,000, or 84.5%, higher than the $458,000 recorded during the first nine months of 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $327,000, or 2.6%, during the first nine months of 2001 compared to the first nine months of 2000. Included in this increase was an increase of $368,000, or 301.6%, from gains on sales of mortgage loans held-for-sale. This increase reflected a $44,971,000, or 298.0%, increase in funded mortgage loans held-for-sale during the first nine months of 2001 compared to the same period in 2000, and was reflective of lower interest rates during the first nine months of 2001. Income from securities transactions increased $285,000 to $302,000 during the first nine months of 2001, compared to $17,000 during the same period in 2000. This was the result of the sale of some securities to reposition the portfolio in the current changing rate environment. Service charges on deposit accounts increased $3,000, or 0.2%, during the first nine months of 2001. Somewhat offsetting these increases was a decrease in other income of $161,000, or 12.1%, during the first nine months of 2001 compared to the same period in 2000. Proceeds from a life insurance policy of approximately $81,000 during the first three quarters of 2000, along with $22,000 in one-time fee income from a third party during the same period, contributed to this decrease. Income from trust and brokerage fees decreased $105,000, or 2.6%, during the first nine months of 2001 compared to the same period in 2000. This was due, in part, to the downturn in the stock market during the first nine months of 2001. Market values have been depressed causing fee revenue to decline in this area. Remittance processing income decreased $63,000, or 1.2%, during the first nine months of 2001 compared to the same period in 2000. This decrease reflects a shift in late 2000, and continuing into 2001, from lockbox payments to mechanized payments, which have lower revenue streams as well as lower costs.

Total non-interest expense decreased $2,931,000, or 11.0%, during the first nine months of 2001 compared to the same period in 2000. Of this decrease, $2,454,000 was due to merger related professional fees in 2000. Salaries and employee benefits decreased $754,000, or 5.4%, during the first nine months of 2001 compared to the same period in 2000. Salaries and employee benefits in the first nine months of 2001 included $256,000 of expenses related to the termination of employment contracts compared to $941,000 in expenses during the same period in 2000 related to early retirement and termination of employment contracts as a result of the merger. Equipment expense decreased $551,000, or 19.3%, during the first nine months of 2001 compared to the same period in 2000. This was primarily due to $587,000 in merger related write-downs of computer equipment and software during the first nine months of 2000. Service charges from correspondent banks decreased $133,000, or 16.8%, in the first nine months of 2001 compared to the same period in 2000. This was mainly due to a continuing trend toward fewer lockbox transactions, resulting in decreased service charges from correspondent banks. Occupancy expense decreased $7,000, or 0.4%, during the first nine months of 2001 compared to the same period in 2000. Somewhat offsetting these decreases was an increase in other non-interest expense of $410,000, or 13.2%, during the first nine months of 2001 compared to the same period in 2000. This was the result of proceeds of $461,000 in April of 2000 from the sale of a property previously written off. Office supplies increased $282,000, or 31.4%, in the first nine months of 2001 compared to the same period in 2000. Included in office supplies expense were additional printing and mailing expense and additional supplies purchased to support and announce a computer system conversion necessary to move the Company's subsidiaries toward the same data processing system. Data processing expense increased $276,000, or 25.7%, in the first nine months of 2001 compared to the first nine months of 2000. Included in data processing expense in the first nine months of 2001 were expenses associated with conversion to third party service bureau data processing from in-house processing, and $70,000 in expenses related to computer system conversion and early contract termination as a result of the computer system conversion.

Income tax expense increased $609,000, or 12.6%, during the first nine months of 2001 compared to the first nine months of 2000. The effective tax rate decreased to 31.7% during the first nine months of 2001 from 36.4% during the same period in 2000. This difference was due to $2,454,000 of merger related professional fees for which no tax benefit had been recognized in the first nine months of 2000.

Results of Operations For the Three Months Ended September 30, 2001

The merger of equals to create the Company, which occurred near the end of the first quarter of 2000, resulted in additional merger related costs of $390,000, net of tax, which were expensed during the third quarter of 2000. These expenses had an effect on the reported net income of the combined Company. Net income for the third quarter of 2001 was $4,044,000, a $500,000, or 14.1%, increase from $3,544,000 during the third quarter of 2000. Basic earnings per share increased $0.05, or 15.6%, to $0.37 in the third quarter of 2001 from $0.32 in the same period of 2000. Diluted earnings per share increased $0.05, or 16.1%, to $0.36 in the third quarter of 2001 from $0.31 in the same period of 2000.

Operating earnings for the third quarter of 2001 were $4,044,000 compared to $3,934,000 for the same period in 2000, an increase of $110,000, or 2.8%. Basic operating earnings per share increased $0.01, or 2.8%, to $0.37 in the third quarter of 2001 compared to $0.36 in the third quarter of 2000. Diluted operating earnings per share increased $0.01, or 2.9%, to $0.36 in the third quarter of 2001 compared to $0.35 in the third quarter of 2000.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                        Three Months Ended September 30,

                                                           2001                                2000
                                           ---------------------------------   ---------------------------------
                                             Average                             Average
                                             Balance      Interest     Rate      Balance      Interest     Rate
                                           ---------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  251,297    $    3,349    5.33%   $  256,043   $    3,809     5.95%
Tax-exempt investment securities1 (TE) .       55,522           915    6.59%       45,684          791     6.93%
Federal funds sold and interest earning
  deposits2 ............................        9,970           292   11.72%        7,590          325    17.13%
Loans3,4 (TE) ..........................      678,110        13,817    8.15%      632,468       14,232     9.00%
                                           ---------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $  994,899    $   18,373    7.39%   $  941,785   $   19,157     8.14%
                                           ---------------------------------------------------------------------

Cash and due from banks ................   $   50,136                          $   49,488
Premises and equipment .................       20,193                              21,491
Other assets ...........................       21,347                              22,427
                                           ----------                          ----------
        Total assets ...................   $1,086,575                          $1,035,191
                                           ==========                          ==========

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  248,458    $    1,755    2.83%   $  218,254   $    2,339    4.29%
Savings ................................       82,062           487    2.37%       92,465          531    2.30%
Time deposits ..........................      357,200         4,847    5.43%      344,773        5,105    5.92%
Federal funds purchased, repurchase
  agreements, and notes payable ........       78,462           619    3.16%       72,998          915    5.01%
FHLB advances and other borrowings .....       40,417           597    5.91%       41,500          635    6.12%
                                           --------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  806,599    $    8,305    4.12%   $  769,990   $    9,525    4.95%
                                           --------------------------------------------------------------------

Noninterest bearing demand deposits5 ...   $  108,353                          $   86,640
Noninterest bearing savings deposits5 ..       23,575                              43,654
Other liabilities ......................       14,780                              14,788
                                           ----------                          ----------
        Total liabilities ..............   $  953,307                          $  915,072
Shareholders' equity ...................      133,268                             120,119
                                           ----------                          ----------
        Total liabilities and
        stockholders' equity ...........   $1,086,575                          $1,035,191
                                           ==========                          ==========
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.27%                              3.19%
                                                                       =====                              =====
Net interest income (TE) ...............                  $   10,068                         $    9,632
                                                          ==========                         ==========
Net yield on interest
  earnings assets (TE) .................                               4.05%                              4.09%
                                                                       =====                              =====

See next page for Notes 1 - 5.


Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $23,000 and $41,000 in 2001 and 2000, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $282,000 and $269,000 in 2001 and 2000, respectively, are included in total loan income.
5 Due to current regulatory issues, the Company is allowed to reclassify certain demand deposits to savings deposits. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions, which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

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

           Analysis of Volume and Rate Changes
                     (in thousands)
          Three Months Ended September 30, 2001

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (460)   $   (73)   $  (387)
  Tax-exempt investment securities (TE) ..........       124        348       (224)
  Federal funds sold and interest earning deposits       (33)       393       (426)
  Loans (TE) .....................................      (415)     4,479     (4,894)
                                                     -----------------------------
        Total interest income (TE) ...............   $  (784)   $ 5,147    $(5,931)
                                                     -----------------------------

Interest Expense
  Interest bearing demand and savings deposits1 ..   $  (628)   $ 1,059    $(1,687)
  Time deposits ..................................      (258)       954     (1,212)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (296)       406       (702)
  FHLB advances and other borrowings .............       (38)       (16)       (22)
                                                     -----------------------------
        Total interest expense ...................   $(1,220)   $ 2,403    $(3,623)
                                                     -----------------------------

Net Interest Income (TE) .........................   $   436    $ 2,744    $(2,308)
                                                     =============================

1 Due to deposit reclassifications described above, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $436,000, or 4.5%, higher for the third quarter of 2001 compared to the third quarter of 2000. Total tax-equivalent interest income was $784,000, or 4.1%, lower in 2001 compared to 2000, and interest expense decreased $1,220,000, or 12.8%. The decrease in interest income was due to a decrease in rate, somewhat offset by an increase in average balances. The decrease in interest expense was primarily due to a decrease in interest rates offset somewhat by increased average balances.

The decrease in total interest income was due to a decrease in interest income from taxable investment securities, loans, and federal funds sold and interest earning deposits. These decreases were somewhat offset by an increase in interest income from tax-exempt investment securities. The decrease in interest income from taxable investment securities was primarily due to a decrease in rates in the third quarter of 2001 compared to the third quarter of 2000. The decrease in interest from loans was due to a decrease in rates, offset somewhat by an increase in average balances. The decrease in interest from federal funds sold and other interest earning deposits was due to a decrease in rates, somewhat offset by an increase in average balances. The increase in tax-exempt investment interest income was due to an increase in average tax-exempt investments, offset somewhat by lower yields.

The decrease in total interest expense was due to decreases in interest expense on all categories of interest bearing liabilities. Interest expense decreased on interest bearing demand and savings deposits, time deposits, and federal funds purchased, repurchase agreements and notes payable during the third quarter of 2001 compared to the same period in 2000 due to decreases in rates, offset somewhat by increases in average balances. Interest expense on FHLB advances and other borrowings decreased during the third quarter of 2001 compared to the third quarter of 2000 due to decreases in both rate and average balance.

The provision for loan losses recorded was $235,000 for the third quarter of 2001. This represented a 23.0% increase over the $191,000 recorded in the third quarter of 2000. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $355,000, or 8.9%, during the third quarter of 2001 compared to the third quarter of 2000. Included in this increase was an increase of $152,000, or 9.3%, in remittance processing income. This increase was due to increased volume coupled with restructured pricing to some customers. Also contributing to the increase in total non-interest income was an increase of $112,000, or 177.8% in gains on sales of mortgage loans held-for-sale. This increase reflected a $13,605,000, or 192.9%, increase in funded mortgage loans held-for-sale during the third quarter of 2001 compared to the third quarter of 2000 due to lower interest rates. Income from securities transactions increased $52,000, or 167.7%, during the third quarter of 2001 compared to the third quarter of 2000. Trust and brokerage fees increased $30,000, or 2.2%, during the third quarter of 2001 compared to the same period in 2000. This was due to an increase in assets under management from new account relationships. Service charges on deposit accounts, and other non-interest income, increased $6,000 and $3,000, respectively, during the third quarter of 2001 compared to the same period in 2000.

Total non-interest expense decreased $185,000, or 2.3%, during the third quarter of 2001 compared to the third quarter of 2000. Equipment expense decreased $645,000, or 46.6%, during the third quarter of 2001 compared to the third quarter of 2000. This was primarily due to $587,000 in merger related write-downs of computer equipment and software during the third quarter of 2000. Occupancy expense and other non-interest expense decreased $15,000 and $3,000, respectively, during the third quarter of 2001. Somewhat offsetting these decreases was an increase in salaries and employee benefits of $202,000, or 5.0%, during the third quarter of 2001 compared to the third quarter of 2000. Data processing expense increased $190,000, or 63.8%, in the third quarter of 2001 compared to the same period in 2000. Contributing to this increase were expenses associated with the conversion to third party service bureau data processing from in house processing. Office supplies had an increase of $85,000, or 27.7% during the third quarter of 2001 compared to the same period in 2000. Included in office supplies were additional printing and mailing expense and additional supplies purchased to support the aforementioned computer system conversion. Service charges from correspondent banks rose $3,000 during the third quarter of 2001 compared to the same period in 2000.

Income tax expense increased $378,000, or 23.5%, during the third quarter of 2001 compared to the third quarter of 2000. The effective tax rate increased to 32.9% in the third quarter of 2001 compared to 31.2% in the third quarter of 2000.

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

                                    Banking     Remittance
                                   Services      Services     Company    Eliminations     Total
--------------------------------------------------------------------------------------------------
September 30, 2001
  Total interest income .......   $   55,932   $      105   $       89    $     (209)   $   55,917
  Total interest expense ......       26,939           --           --          (209)       26,730
  Provision for loan losses ...          845           --           --            --           845
  Total non-interest income ...        7,762        5,398          151          (630)       12,681
  Total non-interest expense ..       19,589        3,997          837          (630)       23,793
  Income before income tax ....       16,321        1,506         (597)           --        17,230
  Income tax expense ..........        5,120          547         (213)           --         5,454
  Net income ..................       11,201          959         (384)           --        11,776
  Total assets ................    1,095,240        7,212      140,264      (138,041)    1,104,675
  Depreciation and amortization        1,619          369           21            --         2,009


September 30, 2000
  Total interest income .......   $   54,831   $      100    $ 139 139    $     (288)   $   54,782
  Total interest expense ......       26,942           --           --          (288)       26,654
  Provision for loan losses ...          458           --           --            --           458
  Total non-interest income ...        7,370        5,823          136          (975)       12,354
  Total non-interest expense ..       18,738        4,587        4,374          (975)       26,724
  Income before income tax ....       16,063        1,336       (4,099)           --        13,300
  Income tax expense ..........        5,008          461         (624)           --         4,845
  Net income ..................       11,055          875       (3,475)           --         8,455
  Total assets ................    1,034,334        6,382      126,422      (122,170)    1,044,968
  Depreciation and amortization        1,709          392           18            --         2,119

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



Date:  November 13, 2001



By:   /s/ David B. White
      -----------------------------------------
      David B. White, Executive Vice President
      and Chief Financial Officer

By:   /s/ Van A. Dukeman
      -----------------------------------------
      Van A. Dukeman, President
      and Chief Executive Officer