Form 10-Q/A
period 2001-09-30
MAIN STREET TRUST INC
filed 2001-11-16
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

Indicate the number of shares outstanding of the registrant's common stock, as of November 13, 2001

Main Street Trust, Inc. Common Stock                                  10,868,212

EXPLANATORY NOTE

Main Street Trust, Inc. (the "Company") is filing this Quarterly Report on Form 10-Q/A as Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, filed with the Securities and Exchange
Commission on November 14, 2001, for the purpose of correcting the number of shares of the Company's oustanding common stock as of November 13, 2001.

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