Form 10-K
period 2001-12-31
MAIN STREET TRUST INC
filed 2002-03-29
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                                           Name of Each Exchange
Title of Exchange Class                                     On Which Registered
--------------------------------------------------------------------------------
        None                                                        None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The index to exhibits is located on page 61 of 61 total sequentially numbered pages.

As of March 13, 2002, the Registrant had issued and outstanding 11,173,947 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2002 was approximately $143.3 million.*

* Based on the last reported price ($18.70) of an actual transaction in Registrant's Common Stock on March 13, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 14, 2002.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.  Description of Business.......................................
         A.    General
         B.    Business of the Company and Subsidiary
         C.    Competition
         D.    Monetary Policy and Economic Conditions
         E.    Regulation and Supervision
         F.    Employees

Item 2.  Properties....................................................
Item 3.  Legal Proceedings.............................................
Item 4.  Submission of Matters to a Vote of Security Holders...........

                                     Part II

Item 5.  Market for Registrant's Common Equity and
           Related Shareholder Matters.................................
Item 6.  Selected Consolidated Financial Data..........................
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............
Item 7a. Quantitative and Qualitative Disclosures about Market Risk....
Item 8.  Financial Statements and Supplementary Data...................
Item 9.  Changes in and Disagreements on Accounting and Financial
           Disclosure .................................................

                                    Part III

Item 10. Directors and Executive Officers of the Registrant............
Item 11. Executive Compensation........................................
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions................

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.................................................

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

B.   Business of the Company and Subsidiaries

     General

     The Company conducts the business of banking and offers trust services through BankIllinois, First National Bank of Decatur and First Trust Bank of Shelbyville (the "Banks"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2001, the Company had consolidated total assets of $1.152 billion, shareholders' equity of $136.0 million and trust assets under administration of approximately $1.386 billion. Substantially all of the income of the Company is currently derived from dividends received from the Banks. The amount of these dividends is directly related to the earnings of the Banks and is subject to various regulatory restrictions. See "Regulation and Supervision."

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

     Loan Portfolio Composition. The Company's loan portfolio totaled approximately $682.3 million at December 31, 2001, representing 59% of total assets at that date. At that date, the loan portfolio included approximately $246.0 million of commercial, financial and agricultural loans, $316.7 million of real estate loans and $119.6 million of installment and consumer loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Results of Operations--Financial Condition--Loans."

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

     Investment Securities

     The carrying value of investment securities at December 31, 2001 was approximately $335.4 million, representing 29% of the Company's total assets. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition--Investment Securities."

     Interest Rate Sensitivity

     For a discussion of the Banks' approach to managing its mix of interest rate sensitive assets and liabilities, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Financial Condition--Interest Rate Sensitivity."

     Remittance Services Segment

     FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and
     concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2001, 2000 and 1999, FirsTech, Inc. accounted for $7,678,000 (9%),
     $7,571,000 (8%), and $8,824,000 (10%), respectively, of the consolidated total revenues of the Company and accounted for $2,113,000 (9%), $1,722,000 (9%), and $1,256,000 (7%), respectively, of the consolidated income before income tax of the Company. See Note 2 to the Consolidated Financial Statements for an analysis of segment operations.

     FirsTech, Inc. provides retail lockbox processing for organizations. In 2001, remittance processing for these companies accounted for approximately 42% of the total revenue of FirsTech, Inc.

     FirsTech, Inc. processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2001, the remittance collection business for these companies accounted for approximately 53% of the total revenue of FirsTech, Inc.

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

     Under the Gramm-Leach-Bliley Act which was enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. This may significantly change the competitive environment in which the Company and the Banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

     Recent Regulatory Developments

     The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On
     October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. At this time, the Company is unable to determine whether the provisions of the USA PATRIOT Act will have a material impact on the business of the Company and its subsidiaries.

     The Company

     General. The Company, as the sole shareholder of the Bank Subsidiaries, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require. The Company is also subject to regulation by the Commissioner under the Illinois Bank Holding Company Act, as amended.

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

     The BHCA also generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." Under current regulations of the Federal Reserve, this authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, sales and consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies or financial holding companies. The Company has received approval to operate as a financial holding company.

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

     The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total risk-weighted assets; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

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

     As of December 31, 2001, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

     The Banks

     General. BankIllinois and First Trust Bank of Shelbyville ("Shelbyville") are Illinois-chartered banks, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As BIF-insured, Illinois-chartered banks, BankIllinois and Shelbyville are subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois banks, and the FDIC which under federal law is designated as the primary federal regulator of state-chartered, FDIC-insured banks that are not members of the Federal Reserve System. Both banks are also members of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

     First National Bank of Decatur ("Decatur") is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Decatur are insured by the BIF, and Decatur is a member of the Federal Reserve System. As a BIF-insured national bank, Decatur is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC, as administrator of the BIF. Decatur is also a member of the Federal Home Loan Bank System.

     Deposit Insurance. As FDIC-insured institutions, the Bank Subsidiaries are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     During the year ended December 31, 2001, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2002, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution
     (i) has engaged or is engaging in unsafe or unsound practices; (ii) is in an unsafe or unsound condition to continue operations; or (iii) has violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. Management of the Company is not aware of any activity or condition that could result in termination of the deposit insurance of the Bank Subsidiaries.

     FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. During the year ended December 31, 2001, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

     Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the Illinois Commissioner and the OCC, respectively, to fund the operations of such agencies. In general, the amount of such supervisory assessments is based upon each institution's total assets. During the year ended December 31, 2001, the Bank Subsidiaries paid supervisory assessments totaling $215,000.

     Capital Requirements. The FDIC and the OCC have established the following minimum capital standards for state-chartered insured non-member banks and national banks, such as the Bank Subsidiaries: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, Tier 1 capital and total capital consist of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies (see "--The Company--Capital Requirements").

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

     Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the OCC and the FDIC, in order to be "well-capitalized", a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

     Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution;
     (vii)  requiring the senior  executive  officers or directors be dismissed;
     (viii)   prohibiting   the   institution   from  accepting   deposits  from
     correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

     As of December 31, 2001: (i) none of the Bank Subsidiaries was subject to a directive from the FDIC or the OCC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries are "well-capitalized", as defined by applicable regulations.

     Additionally, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Company owns more than 25% of the outstanding stock of each of the Bank Subsidiaries, the Bank Subsidiaries are deemed to be commonly controlled.

     Dividends. Under the Illinois Banking Act, BankIllinois and Shelbyville may not pay dividends in excess of their net profits.

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

     The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2001. As of December 31, 2001, approximately $56,481,000 was available to be paid as dividends to the Company by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the banking regulators may prohibit the payment of any dividends by the Bank Subsidiaries if such payment is deemed to constitute an unsafe or unsound practice.

     Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank Subsidiaries maintain a correspondent relationship.

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

     Branching Authority. Illinois banks, such as BankIllinois and Shelbyville, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as Decatur, have the same branching rights in Illinois as banks chartered under Illinois law.

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

     Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to substantially the same conditions that apply to national bank investments in financial subsidiaries. None of the Bank Subsidiaries has applied for or received approval to establish any financial subsidiaries.

     Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $41.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $41.3 million, the reserve requirement is $1.239 million plus 10% of the aggregate amount of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

F.   Employees

     The Company had a total of 464 employees at December 31, 2001, consisting of 370 full-time employees and 94 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2001.


                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Shareholder Matters

The Company's Common Stock was held by approximately 750 shareholders of record as of March 25, 2002, and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of prices per share of the Company's Common Stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the Common Stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividends paid by the Company in the third quarters of 2000 and 2001.

                                                              Cash
                                  High          Low         Dividends
---------------------------------------------------------------------

2000     First quarter           $20.95        $20.95        $ 0.08
         Second quarter           20.95         19.04          0.10
         Third quarter            19.28         16.87          0.10
         Fourth quarter           17.62         16.50          0.10

2001     First quarter           $18.88        $16.63        $ 0.10
         Second quarter           19.25         18.33          0.11
         Third quarter            19.25         17.50          0.11
         Fourth quarter           18.70         17.55          0.11

During the fourth quarter of 2001, the Company declared a $0.13 per share cash dividend, which was paid on January 25, 2002. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions.

Item 6.  Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2001. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein. All references to numbers of shares and per share amounts have been retroactively restated to reflect the 5% stock dividend in 2001.

                                                                          Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                        2001          2000          1999          1998            1997
------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
Interest income ...................................   $   73,195    $   74,271    $   67,070    $   65,710    $   63,705
Interest expense ..................................       33,598        36,599        31,713        31,862        31,127
                                                      ------------------------------------------------------------------
        Net interest income .......................       39,597        37,672        35,357        33,848        32,578
Provision for loan losses .........................        2,670           804           573           809           897
                                                      ------------------------------------------------------------------
Net interest income after provision for loan losses       36,927        36,868        34,784        33,039        31,681
Non-interest income ...............................       17,101        16,236        17,858        14,554        12,799
Non-interest expense ..............................       30,121        34,689        35,789        30,591        29,011
Income tax expense ................................        7,736         6,426         5,165         5,318         4,977
                                                      ------------------------------------------------------------------
     Net income ...................................   $   16,171    $   11,989    $   11,688    $   11,684    $   10,492
                                                      ------------------------------------------------------------------
Basic earnings per share ..........................   $     1.48    $     1.08    $     1.05    $     1.02    $     0.92
                                                      ------------------------------------------------------------------
Diluted earnings per share ........................   $     1.45    $     1.06    $     1.03    $     1.00    $     0.90
                                                      ------------------------------------------------------------------
Return on average total assets ....................        1.47%         1.15%         1.16%         1.23%         1.17%

Return on average shareholders' equity ............       12.32%        10.03%        10.10%        10.29%        10.04%
Cash dividends declared per common share1 .........   $     0.45    $     0.40    $     0.29    $     0.28    $     0.15
                                                      ------------------------------------------------------------------
Total assets ......................................   $1,151,511    $1,091,081    $1,035,746    $  979,019    $  931,539
Investment in debt and equity securities ..........      335,422       303,187       300,040       354,346       293,711
Loans held for investment, net ....................      673,061       659,849       601,594       502,118       506,251
Deposits ..........................................      884,109       839,932       795,075       765,666       729,853
Borrowings ........................................      120,102       110,636       111,198        88,145        72,410
Total shareholders' equity ........................      135,993       125,402       116,081       112,586       103,059

Total shareholders' equity to total assets ........       11.81%        11.49%        11.21%        11.73%        11.06%
Average shareholders' equity to average assets ....       11.91%        11.45%        11.46%        11.95%        11.64%

1 Prior to the merger of BankIllinois Financial Corporation and First Decatur Bancshares in March 2000, both companies paid cash dividends each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2001, 2000 and 1999 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2001 compared to December 31, 2000 and at December 31, 2000 compared to December 31, 1999. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 30 of this report.

Overview

The years ended December 31, 2001, 2000 and 1999 were years of transition for Main Street Trust, Inc. involving fundamental reorganization of the consolidated organization. During the first quarter of 2000, the Company was formed as a result of the "merger of equals" of two strong financial services companies. Despite being in this post-merger transitional period, and facing a worsening economic environment and sagging consumer confidence, the Company posted record results during 2001. Each of the last three years have non-recurring items which have had significant effects on the Company's reported results, many of which were merger related.

Merger and related non-recurring restructuring expenses incurred in 2001 consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefit. Also during 2001, a $2,500,000 reconciliation liability expense, net of tax of $1,000,000, was reversed against non-interest expense. The resulting effect of these items on basic and diluted earnings per share for 2001, was an increase of approximately $0.12 and $0.11 respectively. Costs incurred in 2000 associated with the merger and related non-recurring restructuring consisted of $2,544,000 of professional fees, $1,036,000 of early retirement and termination of employment contracts and $587,000 of expense related to computer equipment write-down, offset by $639,000 of tax benefit. The resulting effect of these costs on basic and diluted earnings per share was a decrease of approximately $0.32 and $0.31 respectively, for 2000. Non-recurring costs incurred in 1999 included a $2,500,000 reconciliation liability expense and an $815,000 pension plan termination expense as well as other employee-related matters, net of tax of $1,127,000. The resulting effect of these costs on basic and diluted earnings per share for 1999, was a decrease of approximately $0.20 and $0.19 respectively.

Segment Operations

FirsTech, Inc. operates as a separate segment of the Company. Results of FirsTech, Inc.'s operations are included as non-interest income and non-interest expense of the Company.

Results of Operations

The Company had record earnings of $16,171,000 in 2001 compared to $11,989,000 in 2000 and $11,688,000 in 1999. The Company had a return on average assets of 1.47%, 1.15% and 1.16% in 2001, 2000 and 1999, respectively. The rates of return in 2001, 2000 and 1999 were significantly affected by non-recurring events discussed above. Basic earnings per share was $1.48, $1.08 and $1.05 in 2001, 2000 and 1999, respectively. Diluted earnings per share was $1.45, $1.06 and $1.03 in 2001, 2000 and 1999 respectively. Management believes that a strong balance sheet and excellent profitability are critical to success, particularly when the economy experiences a slowdown.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 34%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule. Net tax equivalent (TE) interest income of $40,866,000 in 2001 reflected an increase from the $38,770,000 recorded in 2000, which was an increase from the $36,417,000 recorded in 1999.

                  Net Interest Income on a Tax Equivalent Basis
                                 (in thousands)

                                                2001         2000         1999
                                               ---------------------------------

Total interest income ...................      $73,195      $74,271      $67,070
Total interest expense ..................       33,598       36,599       31,713
                                               ---------------------------------
     Net interest income ................       39,597       37,672       35,357
Tax equivalent adjustment:
     Tax-exempt investments .............        1,210        1,046        1,004
     Tax-exempt loans ...................           59           52           56
                                               ---------------------------------
          Total adjustment ..............        1,269        1,098        1,060
                                               ---------------------------------
Net interest income (TE) ................      $40,866      $38,770      $36,417
                                               =================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                      2001                           2000                          1999
                                        --------------------------------------------------------------------------------------------
                                         Average                         Average                        Average
                                         Balance     Interest   Rate     Balance    Interest   Rate     Balance     Interest    Rate
                                        --------------------------------------------------------------------------------------------
Assets
Taxable investment securities1 .......  $  250,890   $ 13,831   5.51%   $  259,980  $ 15,533   5.97%   $  289,879  $ 16,855    5.81%
Tax-exempt investment securities1 (TE)      52,836      3,557   6.73%       44,630     3,077   6.89%       42,564     2,952    6.94%
Federal funds sold and interest
  bearing deposits2 ..................      39,526      1,737   4.39%       22,688     1,553   6.85%       23,994     1,226    5.11%
Loans3,4 (TE) ........................     669,702     55,339   8.26%      623,652    55,206   8.85%      549,098    47,097    8.58%
                                        --------------------------------------------------------------------------------------------
     Total interest earning assets
          and interest income (TE) ...  $1,012,954   $ 74,464   7.35%  $  950,950   $ 75,369   7.93%   $  905,535  $ 68,130    7.52%
                                        --------------------------------------------------------------------------------------------
Cash and due from banks ..............  $   49,282                     $   48,809                      $   62,236
Premises and equipment ...............      20,336                         21,641                          21,318
Other assets .........................      20,013                         22,034                          21,423
                                        --------------------------------------------------------------------------------------------
     Total assets ....................  $1,102,585                     $1,043,434                      $1,010,512
                                        ============================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .....  $  107,992   $  2,229   2.06%  $   81,416   $  2,112   2.59%   $   93,885   $  2,181   2.32%
Savings ..............................     229,493      6,743   2.94%     235,935      9,021   3.82%      230,298      7,652   3.32%
Time deposits ........................     360,590     19,859   5.51%     344,305     19,531   5.67%      324,059     17,084   5.27%
Federal funds purchased, repurchase
  agreements and notes payable .......      74,918      2,550   3.40%      75,376      3,764   4.99%       74,663      3,110   4.17%
FHLB advances and other borrowings ...      38,980      2,217   5.69%      36,718      2,171   5.91%       29,376      1,686   5.74%
                                        --------------------------------------------------------------------------------------------
     Total interest bearing liabilities
          and interest expense .......  $  811,973   $ 33,598   4.14%  $  773,750   $ 36,599   4.73%   $  752,281   $ 31,713   4.22%
                                        --------------------------------------------------------------------------------------------
Non-interest bearing demand deposits5   $  102,136                     $   88,059                      $   97,856
Non-interest bearing savings deposits5      42,810                         47,906                          33,896
Other liabilities ....................      14,375                         14,210                          10,714
                                        --------------------------------------------------------------------------------------------
     Total liabilities ...............  $  971,294                     $  923,925                      $  894,747
Shareholders' equity .................     131,291                        119,509                         115,765
                                        --------------------------------------------------------------------------------------------
     Total liabilities and
          shareholders' equity .......  $1,102,585                     $1,043,434                      $1,010,512
                                        ============================================================================================
Interest spread (average rate earned
     minus average rate paid) (TE) ...                          3.21%                          3.20%                           3.30%
                                        ============================================================================================
Net interest income (TE) .............               $ 40,866                       $ 38,770                        $ 36,417
                                        ============================================================================================
Net yield on interest
     earning assets (TE) .............                          4.03%                          4.08%                           4.02%
                                        ============================================================================================

Notes:  see next page for notes 1-5

Notes to Consolidated Average Balance Sheet and Interest Rates Table:
1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $114,000, $154,000 and $138,000 in 2001, 2000 and 1999, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4    Loan fees of approximately $1,058,000,  $1,061,000, and $1,212,000 in 2001,
     2000 and 1999, respectively, are included in total loan income.
5 Current regulations permit the Company to reclassify certain demand deposits to savings deposits. Accounts identified as transactional remained in the demand categories, while accounts identified as non-transactional were reclassified into the savings categories. The classification was based upon whether the account balance was fluctuating or whether it exhibited stable balance portions, which were called non-transactional. Banks are required to hold balances at the Federal Reserve Bank based upon transactional account balances. By identifying these accounts as non-transactional, the Company was able to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)

                                                      2001                           2000
                                       --------------------------------------------------------------
                                        Increase                         Increase
                                       (Decrease)                       (Decrease)
                                         from                              from
                                        Previous   Due to     Due to     Previous   Due to     Due to
                                          Year     Volume      Rate        Year     Volume      Rate
                                       ---------------------------------------------------------------
Interest Income
  Taxable investment securities .....   ($1,702)   ($  530)   ($1,172)   ($1,322)   ($1,777)   $   455
  Tax-exempt investment securities ..       480        554        (74)       125        142        (17)
  Federal funds sold and interest
    bearing deposits ................       184        874       (690)       327        (71)       398
  Loans .............................       133      3,933     (3,800)     8,109      6,560      1,549
                                        --------------------------------------------------------------
          Total interest income .....   ($  905)   $ 4,831    ($5,736)   $ 7,239    $ 4,854    $ 2,385
                                        --------------------------------------------------------------

Interest Expense
  Interest bearing demand
    and savings deposits ............   ($2,161)   $   671    ($2,832)   $ 1,300   ($   212)   $ 1,512
  Time deposits .....................       328        907       (579)     2,447      1,105      1,342
  Federal funds purchased, repurchase
    agreements and notes payable ....    (1,214)       (23)    (1,191)       654         30        624
  Federal Home Loan Bank advances
    and other borrowings ............        46        131        (85)       485        433         52
                                        --------------------------------------------------------------
          Total interest expense ....   ($3,001)   $ 1,686    ($4,687)   $ 4,886    $ 1,356    $ 3,530
                                        --------------------------------------------------------------

Net Interest Income (TE) ............   $ 2,096    $ 3,145    ($1,049)   $ 2,353    $ 3,498    ($1,145)
                                        ==============================================================

Total average earning assets increased from $950,950,000 in 2000 to $1,012,954,000 in 2001, but generated lower levels of interest income due to a significant decrease in interest rates during 2001. Average loans increased $46,050,000, resulting in an increase of $133,000 in interest income, of which $3,933,000 was due to an increase in volume, mostly offset by a $3,800,000 decrease attributable to lower rates. Average federal funds sold and interest bearing deposits increased $16,838,000 in 2001, resulting in an increase in interest income in this category of $184,000. Of this increase, $874,000 was due to an increase in volume, offset substantially by $690,000 due to lower rates. Average tax-exempt investment securities increased $8,206,000, resulting in an increase of $480,000 in interest income, of which $554,000 was due to an increase in volume, offset slightly by $74,000 due to lower rates. These increases in average balances were offset by a decrease in average taxable investment securities of $9,090,000, resulting in a decrease of $1,702,000 in interest income in this category, of which $530,000 was due to lower volume and $1,172,000 was due to a decrease in rates.

Total average earning assets increased from $905,535,000 in 1999 to $950,950,000 in 2000, generating higher levels of interest income in 2000, and interest expense increased due to a trend toward higher rates during 2000. Average loans increased $74,554,000, resulting in an increase of $8,109,000 in interest income, of which $6,560,000 was due to an increase in volume and $1,549,000 was attributable to higher rates. Average tax-exempt investment securities increased $2,066,000, resulting in an increase of $125,000 in interest income, of which $142,000 was due to an increase in volume, offset slightly by $17,000 due to lower rates. These increases in average balances were somewhat offset by a decrease in average taxable investment securities of $29,899,000, resulting in a decrease of $1,322,000 in interest income in this category, of which $1,777,000 was due to lower volume, somewhat offset by $455,000 due to an increase in rates. Also, average federal funds sold and interest bearing deposits decreased $1,306,000 in 2000. However, interest income in this category increased $327,000. Of this increase, $398,000 was due to an increase in rates, offset somewhat by $71,000 due to lower volume.

The Company establishes interest rates on loans and deposits based on market rates--such as the 91-day Treasury Bill rate and the prime rate--and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally lower in 2001 compared to 2000. The average rate earned on loans decreased 59 basis points from 8.85% in 2000 to 8.26% in 2001. The yield on tax-exempt investment securities decreased 16 basis points from 6.89% in 2000 to 6.73% in 2001. The yield on taxable investment securities decreased 46 basis points from 5.97% for the year ended December 31, 2000 to 5.51% for the year ended December 31, 2001. The yield on federal funds sold and interest bearing deposits decreased 246 basis points from 6.85% in 2000 to 4.39% in 2001.

The total actual balance of loans at December 31, 2001 was higher than at December 31, 2000. Commercial, financial and agricultural loans increased $26,501,000 from 2000 to 2001. Somewhat offsetting this increase were decreases of $10,190,000 and $2,719,000 in consumer and installment loans, and real estate loans, respectively. Lower market rates contributed to the overall increase in the demand for loans from 2000 to 2001.

Average rates on total interest bearing liabilities decreased 59 basis points, from 4.73% in 2000 to 4.14% in 2001, resulting in a decrease in interest expense of $3,001,000 in 2001 compared to 2000, due to the falling rate environment. This was mainly caused by a decrease in interest expense on interest bearing demand and savings deposits of $2,161,000 in 2001, of which $2,832,000 was due to a decrease in rates, offset somewhat by $671,000 due to increased volume. The average rates paid on federal funds purchased, repurchase agreements and notes payable decreased 159 basis points from 4.99% in 2000 to 3.40% in 2001. This resulted in a decrease in interest expense of $1,214,000, of which $1,191,000 was due to rate decreases and $23,000 was due to lower volume. These decreases were offset somewhat by an increase of $328,000 in interest expense on time deposits. Of this increase, $907,000 was due to an increase in volume, offset somewhat by $579,000 due to lower rates. Interest expense on Federal Home Loan Bank advances and other borrowings increased $46,000, with $131,000 attributable to volume increases, offset somewhat by $85,000 due to lower rates.

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

Continued emphasis on loan quality was reflected in the ratio of net charge-offs to average net loans of 0.34% in 2001, though there was an increase from 0.10% in 2000. Net charge-offs increased to $2,290,000 in 2001 from $607,000 in 2000, though net charge-offs for 2000 included a $300,000 recovery associated with a commercial credit. The Company charged off $2,673,000 in loans during 2001 compared to $1,252,000 in 2000. Increases in charge-offs of commercial, financial and agricultural loans of $1,066,000 and installment and consumer loans of $362,000 accounted for most of the change. The increased charge-offs were due largely to charge-offs on two agriculture credits totaling $847,000 and increased charge-offs in the retail lending area, particularly in indirect vehicle loans. Recoveries of previously charged off loans decreased from $645,000 in 2000 to $383,000 in 2001, with the largest decrease in the area of commercial, financial and agricultural loans which decreased $284,000 from 2000 to 2001. The provision for loan losses increased $1,866,000, from $804,000 in 2000 to $2,670,000 in 2001. This increase was necessary to bring the allowance for loan losses as a percentage of total loans, including loans held for sale, to 1.34%, in line with the 2000 year end level of 1.32%, and to provide additional reserves because of the softening economy. (See the section on Allowance for Loan Losses and Loan Quality elsewhere in this report for further discussion relating to the adequacy of the allowance for loan losses.) The Company continues to emphasize credit analysis and early detection of problem loans.

Along with other financial institutions, management shares a concern for the outlook of the economy in 2002. In addition to the softening of the economy in 2001, the tragic events of September 11, 2001 have further clouded the economic outlook, severely impacting several major industries, as well as the economy as a whole. Additionally, consumer confidence, a key factor in the economy, was negatively impacted. Although the economy shows signs of improving, the past economic slowdown could still adversely affect cash flows from both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Non-interest Income

Non-interest income increased $865,000, or 5.3%, from 2000 to 2001. Included in this increase was an increase of $616,000, or 290.6%, from gains on sales of mortgage loans held-for-sale. This increase resulted from a $78,618,000, or 307.9%, increase in mortgage loans sold during 2001 compared to 2000 due to the falling interest rate environment. Remittance processing income increased $582,000, or 8.8%, during 2001 compared to 2000. This increase was due to increased volume coupled with restructured pricing for some customers. Service charges on deposit accounts increased $130,000, or 6.2%, in 2001 compared to 2000. Also contributing to the increase in non-interest income was an $89,000, or 423.8%, increase in income from securities transactions. This was the result of the sale of some securities to reposition the portfolio in the changing rate environment. Somewhat offsetting these increases was a decrease in other non-interest income of $305,000, or 16.6%, from $1,837,000 in 2000 to $1,532,000 in 2001. Proceeds from a life insurance policy of approximately $81,000 along with $22,000 in one-time fee income during 2000, contributed to this decrease. Also, income from trust and brokerage fees decreased $247,000, or 4.5%, from $5,474,000 in 2000 to $5,227,000 in 2001. This was due, in part, to the downturn in the stock market during late 2000 and 2001. Market values have been depressed causing fee income, which is based on market valuation, to decline in this area.

Non-interest income decreased $1,622,000, or 9.1%, from 1999 to 2000. This decrease was primarily due to a decrease at FirsTech, Inc. in remittance processing income of $1,546,000, or 19.0%. Although the number of items processed was comparable between 2000 and 1999, there was a shift from lockbox payments to mechanized payments which have both lower revenue streams as well as lower costs. Gain on sales of mortgage loans held-for-sale decreased $315,000, or 59.8%. This decrease reflected a $34,349,000, or 57.4%, decrease in mortgage loans sold during 2000 compared to 1999 due to the changing interest rate environment. Also contributing to the decrease in non-interest income was a $298,000, or 14.0%, decrease in other income from $2,135,000 in 1999 to $1,837,000 in 2000. This decrease was due, in part, to $159,000 in consulting revenue in 1999, which did not occur in 2000, as well as a decrease of $96,000 in mortgage servicing income. Further contributing to the decrease in non-interest income was a decrease in income from securities transactions of $120,000, or 85.1%. This was mainly the result of selling an equity investment in 1999 for a gain of $100,000 with no comparable sales in 2000. Somewhat offsetting these decreases was an increase of $576,000, or 11.8%, in trust and brokerage fees. The majority of this increase was due to the addition of new business. Higher market values during the first three quarters of 2000 also added to the increase in assets under management on which fees are based. Service charges on deposit accounts increased $81,000, or 4.0%.

Non-interest Expense

Total non-interest expense decreased $4,568,000, or 13.2%, to $30,121,000 in 2001 from $34,689,000 in 2000. The 2000 expense was a decrease of $1,100,000, or
3.1%, compared to 1999 non-interest expense of $35,789,000. During 2001, merger related professional fees were none compared to $2,544,000 in 2000. During 1999, the Company investigated reconciliation differences, which involved the Company's subsidiary, FirsTech, Inc. in connection with its commercial remittance processing services. After consultation with its professional advisors, the Company's Board of Directors directed that a liability in the amount of $2.5 million be recorded in the fourth quarter of 1999. Investigation of these differences was completed during the fourth quarter of 2001. It was determined that no liability existed and the $2.5 million liability was reversed in non-interest expense in 2001. There was no effect in year 2000 from this reconciliation difference. During 2001, salaries and employee benefits expense decreased $513,000, or 2.8%, equipment expense decreased $247,000, or 6.8%, and service charges from correspondent banks decreased $113,000, or 11.3%. Somewhat offsetting these decreases were increases in other non-interest expense of $500,000, or 11.6%, data processing expense of $473,000, or 32.2%, office supplies expense of $299,000, or 24.2% and occupancy expense of $77,000, or 3.5%. During 2000, salaries and employee benefits decreased $501,000, or 2.7%, other expense decreased $476,000, or 10.0%, service charges from correspondent banks decreased $430,000, or 30.1%, occupancy expense decreased $187,000, or 7.8% and office supplies expense decreased $19,000, or 1.5%. Somewhat offsetting these decreases were increases in merger related professional fees of $2,544,000, equipment expense of $279,000, or 8.3%, and data processing expense of $190,000, or 14.8%.

Salaries and employee benefits decreased $513,000, or 2.8%, from $18,274,000 in 2000 to $17,761,000 in 2001. Salaries and employee benefits in 2001 included $256,000 of expenses related to the termination of employment contracts compared to $1,034,000 in expenses in 2000 related to early retirement and termination of employment contracts as a result of the merger. Salaries and employee benefits in 2000 decreased $501,000, or 2.7%, from $18,775,000 in 1999. This decrease was mainly due to closure of FirsTech, Inc.'s Hammond processing center in 1999.

Equipment expense decreased $247,000, or 6.8%, from $3,652,000 in 2000 to $3,405,000 in 2001. This was primarily due to $587,000 in merger related write-downs of computer equipment and software in 2000. In 2000, equipment expense increased $279,000, or 8.3%, from $3,373,000 in 1999. Included in this increase was the aforementioned merger related write-down of computer equipment and software.

Services charges from correspondent banks decreased $113,000, or 11.3%, from $998,000 in 2000 to $885,000 in 2001. In 2000, services charges from correspondent banks decreased $430,000, or 30.1%, from $1,428,000 in 1999. These decreases reflected a continuing shift from lockbox payments to mechanized payments, which have lower costs.

Other non-interest expense increased $500,000, or 11.6%, from $4,295,000 in 2000 to $4,795,000 in 2001. In 2000, other non-interest expense decreased $476,000, or 10.0%, from $4,771,000 in 1999. Included in these changes was $461,000 in other real estate income in 2000 from the sale of a property which had been previously written down.

Data processing expense increased $473,000, or 32.2%, from $1,470,000 in 2000 to $1,943,000 in 2001. Included in data processing expense were expenses associated with conversion to third party service bureau data processing from in-house processing, and $70,000 in expenses related to computer system conversion and early contract termination as a result of the computer system conversion. In 2000, data processing expense increased $190,000, or 14.8%, from $1,280,000 in 1999. The increases in data processing expense over these periods was due to the Company's continuing commitment to invest in technology as it positions itself for the future.

Office supplies expense increased $299,000, or 24.2%, from $1,236,000 in 2000 to $1,535,000 in 2001. Included in office supplies expense in 2001 were additional printing and mailing expenses and additional supplies purchased to support and announce a computer system conversion necessary to move the Company's subsidiaries toward the same data processing system. In 2000, office supplies expense decreased $19,000, or 1.5%, from $1,255,000 in 1999.

Occupancy expense increased $77,000, or 3.5%, from $2,220,000 in 2000 to $2,297,000 in 2001. In 2000, occupancy expense decreased $187,000, or 7.8%, from $2,407,000 in 1999. This decrease was primarily related to the closure of FirsTech, Inc.'s Hammond processing center.

Income Tax Expense

Income tax expense increased $1,310,000, or 20.4%, from $6,426,000 in 2000 to $7,736,000 in 2001. This was due to an increase in taxable income. In 2000 income tax expense increased $1,261,000, or 24.4%, from $5,165,000 in 1999, due to an increase in taxable income as well as merger related expenses for which the Company has not recognized a tax benefit. The Company's effective tax rate was 32.4%, 34.9% and 30.6% for the years ended December 31, 2001, 2000 and 1999, respectively. The effective tax rate was higher in 2000 due to merger related expenses for which the Company has not recognized a tax benefit.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets increased $60,430,000, or 6%, from $1,091,081,000 at December 31, 2000 to $1,151,511,000 at December 31, 2001. The increase in total assets resulted from an increase of $52,810,000, or 25%, in securities available-for-sale, an increase of $28,928,000, or 49%, in cash and due from banks, an increase of $13,212,000, or 2%, in loans, net of allowance for loan losses, an increase of $6,685,000, or 320%, in mortgage loans held-for-sale, an increase of $579,000, or 13%, in other equity securities, and an increase of $412,000, or 4%, in other assets. These increases were somewhat offset by a decrease of $21,154,000, or 25%, in investment securities held-to-maturity, a decrease of $17,688,000, or 70%, in federal funds sold and interest bearing deposits, a decrease of $1,739,000, or 16%, in accrued interest receivable, and a decrease of $1,615,000, or 8%, in premises and equipment. The increase in year-end assets was partially a result of deposits being $44,177,000, or 5%, higher and federal funds purchased, repurchase agreements and other notes being $15,549,000, or 22%, higher at December 31, 2001 than at December 31, 2000 which provided additional funds for the increase in loans and investments. Average assets were $59,151,000, or 6%, higher in 2001 than 2000. Included in the increase in average assets was an increase of $46,050,000, or 7%, in average net loans including mortgage loans held-for-sale, an increase in average federal funds sold and interest earning deposits of $16,838,000, or 74%, and an increase in tax-exempt investment securities of $8,206,000, or 18%. These increases were somewhat offset by a decrease of $9,090,000, or 3%, in taxable investment securities, a decrease of $2,021,000, or 9%, in other assets, and a decrease of $1,305,000, or 6%, in premises and equipment. The increase in average assets was a result of higher average deposits and Federal Home Loan Bank advances and other borrowings. There was an increase in total average deposits of $45,400,000, or 6%, in 2001 from 2000. Included in this increase were some shifts in the average deposit mix in 2001 versus 2000. Average interest bearing demand deposits increased $26,576,000, or 33%, average time deposits increased $16,285,000, or 5%, and average non-interest bearing demand deposits increased $14,077,000, or 16%. Somewhat offsetting these increases were a decrease in average interest bearing savings of $6,442,000, or 3%, and a decrease of $5,096,000, or 11%, in non-interest bearing savings deposits.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:

                                                  Carrying Value of Securities
                                                         (in thousands)
                                                --------------------------------
December 31,                                      2001        2000        1999
--------------------------------------------------------------------------------
Securities available-for-sale:
     U.S. Treasury .........................    $  8,577    $ 23,812    $ 37,601
     Federal agencies ......................     191,325     156,322     139,812
     Mortgage-backed securities ............      28,279      11,513      14,870
     State and municipal ...................      15,642      15,349      10,220
     Corporate and other obligations .......       3,099         294         320
     Marketable equity securities ..........      19,574       6,396       4,021
                                                --------------------------------
               Total .......................    $266,496    $213,686    $206,844
                                                ================================

Securities held-to-maturity:
     Federal agencies ......................    $  1,750    $ 29,428    $ 28,994
     Mortgage-backed securities ............      19,842      22,642      27,193
     State and municipal ...................      42,226      32,902      33,748
                                                --------------------------------
               Total .......................    $ 63,818    $ 84,972    $ 89,935
                                                ================================

Other equity securities:
     FHLB and FRB stock 1 ..................    $  3,766    $  3,526    $  3,261
     Other equity investments ..............       1,342       1,003          --
                                                --------------------------------
               Total .......................    $  5,108    $  4,529    $  3,261
                                                ================================

               Total securities ............    $335,422    $303,187    $300,040
                                                ================================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The unrealized gain on securities available-for-sale, net of tax effect, increased $2,150,000, to a gain of $2,750,000 at December 31, 2001 from a gain of $600,000 at December 31, 2000.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2001:

                                                       Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
                                  ----------------------------------------------------------------------------------------------
                                                                        December 31, 2001
                                  ----------------------------------------------------------------------------------------------
                                        1 year              1 to 5              5 to 10            Over
                                        or less              years               years           10 Years            Total
                                  ----------------------------------------------------------------------------------------------
                                   Amount     Rate     Amount     Rate     Amount    Rate    Amount    Rate    Amount      Rate
                                  ----------------------------------------------------------------------------------------------
Securities available-for-sale:
  U.S. Treasury ...............   $  5,493    5.83%   $  3,084    3.97%   $    --      --   $     --     --    $  8,577    5.16%
  Federal agencies ............     28,422    5.83%    160,890    4.95%     2,013    6.24%        --     --     191,325    5.09%
  Mortgage-backed securities1 .      4,384    4.22%     22,610    5.94%     1,285    5.28%        --     --      28,279    5.65%
  State and municipal .........        629    6.32%      6,174    6.14%     6,298    7.53%     2,541   7.63%     15,642    6.95%
  Other securities ............         --      --       3,099    5.32%        --      --         --     --       3,099    5.32%
  Marketable equity securities2         --      --          --      --         --      --         --     --      19,574      --
                                  ----------------------------------------------------------------------------------------------
          Total ...............   $ 38,928            $195,857           $  9,596           $  2,541           $266,496
                                  ==============================================================================================
Average Yield .................               5.66%               5.09%              6.96%             7.63%               5.28%
                                  ==============================================================================================
Securities held-to-maturity:
  Federal agencies ............   $     --      --    $  1,750    6.04%  $     --      --   $     --     --    $  1,750    6.04%
  Mortgage-backed securities1 .      8,869    5.23%      9,511    6.29%        --      --      1,462   6.34%     19,842    5.82%
  State and municipal .........      2,448    6.73%     31,885    6.28%     7,893    7.14%        --     --      42,226    6.47%
                                  ----------------------------------------------------------------------------------------------
          Total ...............   $ 11,317            $ 43,146           $  7,893           $  1,462           $ 63,818
                                  ==============================================================================================
Average Yield .................               5.55%               6.27%              7.14%             6.34%               6.25%
                                  ==============================================================================================
Other equity securities2
  FHLB and FRB stock ..........   $     --      --    $     --      --   $     --      --   $     --     --    $  3,766       --
  Other equity investments ....         --      --          --      --         --      --         --     --       1,342       --
                                  ----------------------------------------------------------------------------------------------
         Total ................   $     --      --    $     --      --   $     --      --   $     --     --    $  5,108       --
                                  ==============================================================================================

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

                                                     Amount of Loans Outstanding
                                                       (dollars in thousands)
                                         ----------------------------------------------------
                                           2001       2000       1999       1998       1997
                                         ----------------------------------------------------
Commercial, financial and agricultural   $246,042   $219,541   $188,430   $168,862   $167,752
Real estate ..........................    316,693    319,412    293,761    240,529    234,976
Installment and consumer .............    119,585    129,775    128,085    101,580    112,360
                                         ----------------------------------------------------
     Total loans .....................   $682,320   $668,728   $610,276   $510,971   $515,088
                                         ====================================================

                                                    Percentage of Loans Outstanding
                                            -----------------------------------------------
                                              2001      2000      1999      1998      1997
-------------------------------------------------------------------------------------------
Commercial, financial and agricultural       36.06%    32.83%    30.88%    33.05%    32.57%
Real estate ..........................       46.41%    47.76%    48.13%    47.07%    45.62%
Installment and consumer .............       17.53%    19.41%    20.99%    19.88%    21.81%
                                            -----------------------------------------------
     Total ...........................      100.00%   100.00%   100.00%   100.00%   100.00%
                                            ===============================================

Total loans increased $13,592,000, or 2.0%, from December 31, 2000 to December 31, 2001, with increases in commercial, financial and agricultural loans of $26,501,000, offset somewhat by decreases in installment and consumer loans and real estate loans of $10,190,000 and $2,719,000, respectively.

Total loans increased $58,452,000, or 9.6%, from December 31, 1999 to December 31, 2000, with increases in commercial, financial and agricultural loans, real estate loans, and installment and consumer loans of $31,111,000, $25,651,000 and $1,690,000, respectively. Strong loan demand was responsible for the overall increase in loans from 1999 to 2000.

The balance of loans outstanding as of December 31, 2001 by maturities is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

                                                       December 31, 2001
                                         --------------------------------------------
                                          1 year       1-5        over 5
                                          or less      years      years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $113,822    $100,385    $ 31,835    $246,042
Real estate ..........................     41,684     112,380     162,629     316,693
Installment and consumer .............     38,036      74,294       7,255     119,585
                                         --------------------------------------------
     Total ...........................   $193,542    $287,059    $201,719    $682,320
                                         ============================================

Percentage of total loans outstanding      28.37%      42.07%      29.56%     100.00%
                                         ============================================

As of December 31, 2001, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $74,266,000 in fixed-rate loans and $57,954,000 in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 2001 included $88,621,000 in fixed-rate loans and $186,388,000 in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                               2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at
  beginning of year .......................   $ 8,879     $ 8,682     $ 8,852     $ 8,837     $ 8,969
                                              -------------------------------------------------------
Charge-offs during period:
  Commercial, financial and agricultural ..   $(1,165)    $   (99)    $  (506)    $  (200)    $  (198)
  Residential real estate .................       (27)        (34)         --         (15)        (25)
  Installment and consumer ................    (1,481)     (1,119)       (750)       (933)     (1,383)
                                              -------------------------------------------------------
          Total ...........................   $(2,673)    $(1,252)    $(1,256)    $(1,148)    $(1,606)
                                              -------------------------------------------------------

Recoveries of loans previously charged off:
  Commercial, financial and agricultural ..   $   179     $   463     $   268     $    52     $   154
  Residential real estate .................        37           9          53          14         146
  Installment and consumer ................       167         173         192         288         277
                                              -------------------------------------------------------
          Total ...........................   $   383     $   645     $   513     $   354     $   577
                                              -------------------------------------------------------

          Net charge-offs .................   $(2,290)    $  (607)    $  (743)    $  (794)    $(1,029)
Provision for loan losses .................     2,670         804         573         809         897
                                              -------------------------------------------------------
Allowance for loan losses at end of year ..   $ 9,259     $ 8,879     $ 8,682     $ 8,852     $ 8,837
                                              =======================================================
Ratio of net charge-offs to
  average net loans .......................     0.34%       0.10%       0.14%       0.16%       0.21%
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

The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgment in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved.

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. The majority of the increased charge-offs in commercial, financial, and agricultural loans during 2001 was due to two agricultural credits totaling $847,000. The level of charge-offs of installment and consumer loans in 1999, 2000, and 2001 was reflective of the significant growth of the indirect loan portfolio in 1999 and 2000.

The following table shows the allocation of the allowance for loan losses to each loan category.

                                                    Allocation of the Allowance
                                                          for Loan Losses
                                                           (in thousands)
                                           ------------------------------------------
                                            2001     2000     1999     1998     1997
                                           ------------------------------------------
Allocated:
  Commercial, financial and agricultural   $5,487   $3,426   $3,476   $4,038   $4,340
  Residential real estate ..............      419      855      799    1,040    1,446
  Installment and consumer .............    2,000    1,649    1,289    1,332    1,343
                                           ------------------------------------------
       Total allocated allowance .......   $7,906   $5,930   $5,564   $6,410   $7,129
Unallocated allowances .................    1,353    2,949    3,118    2,442    1,708
                                           ------------------------------------------
Total ..................................   $9,259   $8,879   $8,682   $8,852   $8,837
                                           ==========================================

The portion of the allowance for loan losses which was unallocated decreased by $1,596,000 to $1,353,000 at December 31, 2001 from $2,949,000 a year earlier as the method of allocation was adjusted to be consistent among all subsidiary Banks. This resulted in more of the allowance being allocated to the riskier components of commercial, financial and agricultural (to $5,487,000 at December 31, 2001 from $3,426,000 a year earlier) and installment and consumer ($2,000,000 at December 31, 2001 compared to $1,649,000 a year earlier) while less was allocated to the low risk residential real estate component (down from $855,000 at December 31, 2000 to $419,000 at December 31, 2001). The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocations.

Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

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

                                                 Nonperforming Loans
                                                   (in thousands)
                                ------------------------------------------------
                                    2001       2000     1999      1998     1997
--------------------------------------------------------------------------------

Nonaccrual loans .............. 1 $ 3,341    1 $602   1 $112   1 $1,507 1 $2,530

Loans past due 90 days or more    $ 1,774      $846     $440     $1,084   $1,170

Renegotiated loans ............   $    67      $ 88     $104     $  121   $  140

1    Includes $3,216,000,  $505,000, $112,000, $787,000 and $700,000 at December
     31,  2001,  2000,  1999,  1998  and  1997,  respectively,  of  loans  which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

There were no other interest earning assets which would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2001, the Company had approximately $5,136,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $5,136,000 of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $3,341,000 of nonaccrual loans at December 31, 2001 compared to $602,000 at December 31, 2000. The increase in nonaccrual loans was primarily due to identified agricultural credits. One of the credits was charged down by $700,000 prior to December 31, 2001 and the remaining balances of both credits are substantially secured. Loans past due 90 days or more but still accruing increased by $928,000 in 2001 to a balance of $1,774,000 at December 31, 2001, from $846,000 at December 31, 2000.
These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2001 based on levels of performance and also details the allocation of interest collected during the period in 2001 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                    Nonaccrual and Related Interest Payments
                                 (in thousands)

                                        At December 31,     Cash Interest Payments Applied As:
                                             2001          -----------------------------------
                                      -------------------             Recovery of    Reduction
                                       Book   Contractual  Interest  Prior Partial      of
                                      Balance   Balance     Income    Charge-offs    Principal
                                      --------------------------------------------------------
Contractually past due with:
  Substantial performance .........   $  344    $  344     $   58      $   --         $   71
  Limited performance .............      224       235          4          --              5
  No performance ..................    2,773     2,890         --          --             --
                                      ------------------------------------------------------
Total .............................   $3,341    $3,469     $   62      $   --         $   76
                                      ======================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2001 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment decreased $1,615,000 in 2001 from 2000. This decrease was primarily due to depreciation expense of $2,731,000, proceeds from sale of property of $35,000 and loss on disposal of property of $41,000. These decreases were somewhat offset by $1,192,000 of purchases.

Other Assets

Other assets increased $412,000 in 2001 from 2000. This change was primarily due to an increase in cash surrender value of life insurance.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

              Average Balance and Weighted Average Rate of Deposits
                             (dollars in thousands)

                                2001                  2000                 1999
                          -------------------------------------------------------------
                                    Weighted              Weighted             Weighted
                          Average   Average     Average   Average    Average   Average
                          Balance     Rate      Balance     Rate     Balance     Rate
                         --------------------------------------------------------------
Demand
  Non-interest bearing   $102,136       --     $ 88,059       --    $ 97,856       --
  Interest bearing ...    107,992     2.06%      81,416     2.59%     93,885     2.32%
Savings
  Non-interest bearing     42,810       --       47,906       --      33,896       --
  Interest bearing ...    229,493     2.94%     235,935     3.82%    230,298     3.32%
Time
  $100,000 and over ..    110,966     4.73%      93,761     5.81%     86,418     5.19%
  Under $100,000 .....    249,624     5.85%     250,544     5.62%    237,641     5.30%
                         -------------------------------------------------------------
     Totals ..........   $843,021              $797,621             $779,994
                         =============================================================

In analyzing its deposit activity, management has noted that average total deposits increased $45,400,000, or 6%, during 2001. Included in this increase were shifts in the average deposit mix in 2001 versus 2000. There were increases in average interest bearing demand deposits of $26,576,000, or 33%, average time $100,000 and over of $17,205,000, or 18%, and average non-interest bearing demand deposits of $14,077,000, or 16%. Somewhat offsetting these increases were decreases in average interest bearing savings of $6,442,000, or 3%, average non-interest bearing savings deposits of $5,096,000, or 11%, and average time deposits under $100,000 of $920,000, or less than 1%.

The table below sets forth the maturity of deposits greater than $100,000 at December 31, 2001:

                  Maturity of Time Deposits of $100,000 or More
                                 (in thousands)

                                                                                   Total Time
                               State of Illinois  Brokered                         Deposits of
Maturity at December 31, 2001     Time Deposit      CDs        CDs       IRAs    $100,000 or More
-------------------------------------------------------------------------------------------------
3 months or less ........          $  5,000      $     --   $ 47,976   $    985     $ 53,961
3 to 6 months ...........             5,000            --     15,760        895       21,655
6 to 12 months ..........                --            --     24,989      1,125       26,114
Over 12 months ..........               200        12,000     23,588      2,524       38,312
                                   ---------------------------------------------------------
     Total ..............          $ 10,200      $ 12,000   $112,313   $  5,529     $140,042
                                   =========================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions, securities sold under repurchase agreements, which mature from one day to three years from the date of sale and U.S. Treasury demand notes. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased, repurchase agreements and notes payable at December 31, 2001 and 2000, the average balance for the years ended December 31, 2001, 2000 and 1999, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2001 and 2000, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity rose $10,591,000 from $125,402,000 in December 31, 2000 to $135,993,000 at December 31, 2001. The increase represented net income of $16,171,000, an increase in accumulated other comprehensive income (loss) of $2,150,000 and a $23,000 increase from stock appreciation rights. Decreases included cash dividends declared of $4,945,000, net treasury stock transactions of $2,802,000 and the purchase of $6,000 in fractional shares of common stock following the stock dividend.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Banks are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 2001 and 2000 was 11.8% and 11.6%, respectively. The leverage ratios for the individual banks are disclosed in note 19 in the Notes to Consolidated Financial Statements. All are well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at December 31, 2001 and 2000 was 18.0% and 18.6%--significantly higher than the regulatory minimum. The individual banks' total risk-weighted assets ratios are disclosed in note 19 in the Notes to Consolidated Financial Statements. All are significantly higher than the regulatory minimum.

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

The Company was able to adequately fund loan demand and meet liquidity needs in 2001. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents increased $11,240,000 from December 31, 2000 to December 31, 2001. The increase in 2001 resulted from operating and financing activities, somewhat offset by investing activities. There were differences in sources and uses of cash during 2001 compared to 2000. Less cash was used in the area of investing activities during 2001 compared to 2000. Funding of new loans decreased in 2001 compared to 2000, as the growth of the loan portfolio in 2001 was not as great as in 2000. Principal paydowns from mortgage-backed securities were slightly higher in 2001 compared to 2000. These sources were somewhat offset by higher net purchases of investments in debt and equity securities compared to proceeds from maturities, calls and sales of the same. There was an increase in cash provided by financing activities. This was mainly due to an increase in federal funds purchased, repurchase agreements and notes payable in 2001 compared to a decrease in 2000. This source of funds was somewhat offset by a use of funds to repay FHLB advances and other borrowings in 2001 compared to a source of funds in 2000 when borrowings increased. Less cash was provided by operating activities in 2001 compared to 2000. This was mainly due to more funds used for loans originated for sale offset somewhat by more proceeds from sales of loans originated for sale in 2001 compared to 2000 due to lower interest rates.

The Company's future short-term cash requirements are expected to continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No outside borrowing is anticipated. The Company expects to maintain FHLB advances near the current level. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain funds from several sources. The Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With no parent company debt and sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

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

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2001:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                 (in thousands)

                                                          1-30         31-90       91-180        181-365        Over
                                                          Days         Days         Days           Days        1 Year       Total
                                                      ------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and interest bearing deposits    $    7,484    $       --   $       --    $       --    $       --   $    7,484
  Debt and equity securities1 .....................       27,571        22,373       24,396        32,014       229,068      335,422
  Loans2 ..........................................      166,727        31,815       35,054        62,885       394,614      691,095
                                                      ------------------------------------------------------------------------------
       Total interest earning assets ..............   $  201,782    $   54,188   $   59,450    $   94,899    $  623,682   $1,034,001
                                                      ------------------------------------------------------------------------------

Interest bearing liabilities:
  Savings and interest bearing demand deposits3 ...   $   34,625    $    1,374   $    2,061    $    4,126    $  161,938   $  204,124
  Money market savings deposits ...................      149,554            --           --            --            --      149,554
  Time deposits ...................................       54,140        50,310       65,923        82,727       118,524      371,624
  Federal funds purchased, repurchase agreements
    and notes payable .............................       82,713            27          504         1,477           486       85,207
  FHLB Advances and other borrowings ..............           --           161           --         7,000        27,734       34,895
                                                      ------------------------------------------------------------------------------
       Total interest bearing liabilities .........   $  321,032    $   51,872   $   68,488    $   95,330    $  308,682   $  845,404
                                                      ==============================================================================

Net asset (liability) funding gap .................   $ (119,250)   $    2,316   $   (9,038)   $     (431)   $  315,000   $  188,597
                                                      ------------------------------------------------------------------------------

Repricing gap .....................................         0.63          1.04         0.87          1.00          2.02         1.22
Cumulative repricing gap ..........................         0.63          0.69         0.71          0.76          1.22         1.22
                                                      ==============================================================================

1    Debt and equity securities include securities available-for-sale.

2    Loans include mortgage loans held-for-sale.

3 The total of savings and interest bearing demand deposits does not include $25,401,000 of non-transactional accounts which are savings accounts that are non-interest bearing.

Included in the 1-30 day category of savings and interest bearing demand deposits is non-core deposits plus a percentage, based upon industry-accepted assumptions, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months for each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions, of the core deposits, as follows:

                                   1-30 Days  31-90 Days  91-180 Days   181-365 Days  Over 1 Year
                                   --------------------------------------------------------------
Savings and interest bearing
  demand deposits .............      0.45%      0.85%        1.25%          2.45%        95.00%

At December 31, 2001, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $1,193,000 in 30 days and $1,169,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $35,975,000 from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at December 31, 2001 and December 31, 2000 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

Basis Point Change

                                    +200     +100     -100     -200
                                    -------------------------------

December 31, 2001 ...........       6.6%     3.3%    (3.3%)   (5.6%)
December 31, 2000 ...........       0.2%     0.1%    (0.1%)   (0.2%)

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

New Accounting Rules and Regulations

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. Management does not believe the adoption of Statement No. 141 will have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The standard also provides specific guidelines for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied to the beginning of any entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. Management does not believe the adoption of SFAS No. 142 will have a significant impact on its financial statements.

In June 2001, Statement on Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of Statement No. 143 will have a significant impact on its financial statements.

In August 2001, Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued to supersede Statement No. 121, "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management does not believe the adoption of Statement No. 144 will have a significant impact on its financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1996

This document (including  information  incorporated by reference) contains,  and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable then expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

o The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

o The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

o The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

o    The ability of the Company to compete with other financial  institutions as
     effectively  as  the  Company   currently   intends  due  to  increases  in
     competitive pressures in the financial services sector.

o The inability of the Company to obtain new customers and to retain existing customers.

o The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

o Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

o The ability of the Company to develop and maintain secure and reliable electronic systems.

o The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

o Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

o Business combinations and the integration of acquired businesses which may be more difficult or expensive than expected.

o    The costs, effects and outcomes of existing or future litigation.

o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

o The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

See pages 26 through 27.

Item 8.  Financial Statements and Supplementary Data

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          Independent Auditor's Report

The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited the accompanying consolidated balance sheet of Main Street Trust, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We previously audited and reported on the consolidated statements of income, changes in shareholders' equity and cash flows of BankIllinois Financial Corporation and subsidiary for the year ended December 31, 1999, prior to their restatement for the 2000 pooling of interests. The contribution of BankIllinois Financial Corporation and subsidiary to total shareholders' equity, net interest income, and net income represented 54.9%, 55.4% and 64.6% of the respective restated totals for the year ended December 31, 1999. The other companies included in the December 31, 1999 restated consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended were audited and reported on separately by other auditors; and their report dated January 28, 2000 expressed an unqualified opinion on those financial statements. We also audited the combination of the accompanying consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1999, after restatement for the 2000 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.


/s/ McGladrey & Pullen, LLP


Champaign, Illinois
February 8, 2002

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                        (in thousands, except share data)

                                                                                 2001         2000
                                                                             -------------------------
Assets
Cash and due from banks ...............................................      $   87,895     $   58,967
Federal funds sold and interest bearing deposits ......................           7,484         25,172
                                                                             -------------------------
         Cash and cash equivalents                                               95,379         84,139
                                                                             -------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ...................................          266,496       213,686
  Held-to-maturity, at cost (fair value of $64,727 and $84,849 at
    December 31, 2001 and 2000, respectively) .........................           63,818        84,972
  Other equity securities .............................................            5,108         4,529
                                                                             -------------------------
         Total investments in debt and equity securities ..............          335,422       303,187
                                                                             -------------------------
Loans, net of allowance for loan losses of $9,259 and
  $8,879 at December 31, 2001 and 2000, respectively ..................          673,061       659,849
Mortgage loans held for sale ..........................................            8,775         2,090
Premises and equipment ................................................           19,259        20,874
Accrued interest receivable ...........................................            8,890        10,629
Other assets ..........................................................           10,725        10,313
                                                                             -------------------------
               Total assets ...........................................      $ 1,151,511   $ 1,091,081
                                                                             =========================

Liabilities and Shareholders' Equity
Deposits:
  Demand, non-interest bearing ........................................      $   133,406    $  108,981
  Demand, interest bearing ............................................          111,241        87,517
  Savings .............................................................          267,838       286,123
  Time, $100 and over .................................................          140,042       100,030
  Other time ..........................................................          231,582       257,281
                                                                              ------------------------
               Total deposits                                                    884,109       839,932
Federal funds purchased, repurchase agreements, and notes payable .....           85,207        69,658
Federal  Home Loan Bank  advances  and  other  borrowings .............           34,895        40,978
Accrued interest payable ..............................................            3,390         4,584
Other liabilities .....................................................            7,917        10,527
                                                                              ------------------------
               Total liabilities ......................................        1,015,518       965,679
                                                                              ------------------------
Shareholders' equity:
  Preferred stock, no par value; 2,000,000 shares authorized ..........               --            --
  Common stock, $0.01 par  value; 15,000,000 shares authorized;
    11,111,281 and 11,111,582 shares issued at December 31, 20001
    and 2000, respectively ............................................              111            111
  Paid in capital .....................................................           54,147         54,222
  Retained earnings ...................................................           83,810         72,591
  Accumulated other comprehensive income ..............................            2,750            600
                                                                              -------------------------
                                                                                 140,818        127,524
  Less:  treasury stock, at cost, 267,783 and 117,786 shares at
    December 31, 2001 and 2000, respectively ..........................           (4,825)        (2,122)
                                                                              -------------------------
               Total shareholders' equity .............................          135,993        125,402
                                                                              -------------------------
               Total liabilities and shareholders' equity .............       $1,151,511     $1,091,081
                                                                              =========================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999
                        (in thousands, except share data)

                                                                 2001            2000         1999
                                                              ----------------------------------------
Interest income:
  Loans and fees on loans .................................   $    55,280    $    55,154   $    47,041
  Investments in debt and equity securities:
    Taxable ...............................................        13,831         15,533        16,855
    Tax-exempt ............................................         2,347          2,031         1,948
  Federal funds sold and interest bearing deposits ........         1,737          1,553         1,226
                                                              ----------------------------------------
        Total interest income .............................        73,195         74,271        67,070
                                                              ----------------------------------------
Interest expense:
  Demand, savings, and other time deposits ................        23,586         25,213        22,427
  Time deposits $100 and over .............................         5,245          5,451         4,490
  Federal funds purchased, repurchase agreements,
    and notes payable .....................................         2,550          3,764         3,110
  Federal Home Loan Bank advances and other borrowings ....         2,217          2,171         1,686
                                                              ----------------------------------------
        Total interest expense ............................        33,598         36,599        31,713
                                                              ----------------------------------------
        Net interest income ...............................        39,597         37,672        35,357
Provision for loan losses .................................         2,670            804           573
                                                              ----------------------------------------
        Net interest income after provision for loan losses        36,927         36,868        34,784
                                                              ----------------------------------------
Non-interest income:
  Remittance processing ...................................         7,187          6,605         8,151
  Trust and brokerage fees ................................         5,227          5,474         4,898
  Service charges on deposit accounts .....................         2,217          2,087         2,006
  Securities transactions, net ............................           110             21           141
  Gain on sales of mortgage loans, net ....................           828            212           527
  Other ...................................................         1,532          1,837         2,135
                                                              ----------------------------------------
        Total non-interest income .........................        17,101         16,236        17,858
                                                              ----------------------------------------
Non-interest expense:
  Salaries and employee benefits ..........................        17,761         18,274        18,775
  Occupancy ...............................................         2,297          2,220         2,407
  Equipment ...............................................         3,405          3,652         3,373
  Data processing fees ....................................         1,943          1,470         1,280
  Office supplies .........................................         1,535          1,236         1,255
  Service charges from correspondent banks ................           885            998         1,428
  Merger related professional fees ........................            --          2,544            --
  Reconciliation liability ................................        (2,500)            --         2,500
  Other ...................................................         4,795          4,295         4,771
                                                              ----------------------------------------
        Total non-interest expense ........................        30,121         34,689        35,789
                                                              ----------------------------------------

        Income before income taxes ........................        23,907         18,415        16,853
Income taxes ..............................................         7,736          6,426         5,165
                                                              ----------------------------------------
        Net income ........................................   $    16,171    $    11,989   $    11,688
                                                              ========================================
Per share data:
  Basic earnings per share ................................   $      1.48    $      1.08   $      1.05
  Weighted average shares of common stock outstanding .....    10,930,736     11,077,959    11,122,548
  Diluted earnings per share ..............................   $      1.45    $      1.06   $      1.03
  Weighted average shares of common stock and dilutive
    potential common shares outstanding ...................    11,138,290     11,300,674    11,360,888

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 2001, 2000 and 1999
                        (in thousands, except share data)

                                                                                       Accumulated
                                                                                          Other
                                                                                         Compre-
                                               Common Stock                              hensive      Treasury Stock
                                            -------------------    Paid-In    Retained    Income    --------------------
                                              Shares     Amount    Capital    Earnings    (Loss)      Shares     Amount      Total
                                            ---------------------------------------------------------------------------------------
Balance, January 1, 1999 .................  10,578,973  $   106   $  44,300  $  66,534   $  1,646         --   $      --   $112,586
Restated for 5% stock dividend - 2001 ....     528,922        5       9,916     (9,921)        --         --          --         --
                                            ---------------------------------------------------------------------------------------
Balance January 1, 1999, as restated .....  11,107,895      111      54,216     56,613      1,646         --          --    112,586
                                            ---------------------------------------------------------------------------------------
Comprehensive Income:
  Net income .............................          --       --          --     11,688         --         --          --     11,688
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of taxes ($2,532) ................          --       --          --         --     (4,915)        --          --     (4,915)
  Reclassification adjustment, net of
    tax of ($48) .........................          --       --          --         --        (93)        --          --        (93)
                                                                                                                           --------
  Comprehensive income ...................                                                                                    6,680
                                                                                                                           --------
Fractional shares of common stock
  purchased following stock dividend .....        (211)       --         (5)        --         --         --          --         (5)
Stock appreciation rights ................          --        --         15         --         --         --          --         15
Cash dividends ($0.29 per share) .........          --        --         --     (3,195)        --         --          --     (3,195)
                                            ---------------------------------------------------------------------------------------
Balance, December 31, 1999 ...............  11,107,684       111     54,226     65,106     (3,362)        --          --    116,081
                                                                                                                           --------
Comprehensive Income:
  Net income .............................          --        --         --     11,989         --         --          --     11,989
  Net change in unrealized gain (loss)
    on securities available-for-sale,
    net of taxes of $2,051 ...............          --        --         --         --      3,976         --          --      3,976
  Reclassification adjustment, net of
    tax of $7 ............................          --        --         --         --        (14)        --          --        (14)
                                                                                                                           ---------
  Comprehensive income ...................                                                                                   15,951
                                                                                                                           ---------
Fractional shares of common stock
  purchased following stock dividend
  and merger .............................        (344)       --        (11)        --         --         --          --        (11)
Stock appreciation rights ................          --        --        (64)        --         --         --          --        (64)
Cash dividends ($0.40 per share) .........          --        --         --     (4,472)        --         --          --     (4,472)
Treasury stock transactions, net .........       4,242        --         71        (32)        --    117,786      (2,122)    (2,083)
                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2000 ...............  11,111,582       111     54,222     72,591        600    117,786      (2,122)   125,402
                                                                                                                           ---------
Comprehensive Income:
  Net income .............................          --        --         --     16,171          --        --          --     16,171
  Net change in unrealized gain (loss) on
    securities available-for-sale, net of
    taxes of $1,172 ......................          --        --         --         --       2,221        --          --      2,221
  Reclassification adjustment, net of tax
    of ($39) .............................          --        --         --         --         (71)       --          --        (71)
                                                                                                                           ---------
  Comprehensive income ...................                                                                                   18,321
                                                                                                                           ---------
Fractional shares of common stock
  purchased following stock dividend .....        (301)       --         (6)        --          --        --          --         (6)
Stock appreciation rights ................          --        --         23         --          --        --          --         23
Cash dividends ($0.45 per share) .........          --        --         --     (4,945)         --        --          --     (4,945)
Treasury stock transactions, net .........          --        --        (92)        (7)         --   149,997      (2,703)    (2,802)
                                            ----------------------------------------------------------------------------------------
Balance, December 31, 2001 ...............  11,111,281   $   111  $  54,147   $ 83,810    $  2,750   267,783    ($ 4,825)  $135,993
                                            ========================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                2001         2000        1999
                                                                             -----------------------------------
Cash flows from operating activities:
  Net income .............................................................   $  16,171    $  11,989    $  11,688
  Adjustments to  reconcile  net income to net cash  provided by operating activities:
  Depreciation and amortization ..........................................       2,757        2,839        2,699
  Amortization of bond premiums, net .....................................         (78)         202          783
  Provision for loan losses ..............................................       2,670          804          573
  Deferred income taxes ..................................................      (1,643)         (26)        (975)
  Securities transactions, net ...........................................        (110)         (21)        (141)
  Federal Home Loan Bank stock dividend ..................................        (240)        (169)          --
  Gain on sales of mortgage loans, net ...................................        (828)        (212)        (527)
  Loss on disposal of premises and equipment .............................          41          587           27
  Proceeds from sales of mortgage loans originated for sale ..............     104,155       25,537       59,886
  Mortgage loans originated for sale .....................................    (110,012)     (25,728)     (49,179)
  Other, net .............................................................      (2,377)         647        1,851
                                                                             -----------------------------------
        Net cash provided by operating activities ........................      10,506       16,449       26,685
                                                                             -----------------------------------
Cash flows from investing activities:
  Net increase in loans ..................................................     (15,882)     (59,066)    (101,375)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity .....................................................      32,239        3,456       19,164
    Available-for-sale ...................................................     140,054       38,727       85,529
  Proceeds from sales of investments in debt and equity securities:
    Available-for-sale ...................................................      29,567        9,619       34,573
    Purchases of investments in debt and equity securities:
      Held-to-maturity ...................................................     (21,744)      (3,054)     (21,608)
      Available-for-sale .................................................    (223,994)     (51,581)     (77,623)
      Other equity securities ............................................        (750)      (1,099)         (41)
    Principal paydowns from mortgage-backed securities:
       Held-to-maturity ..................................................       9,948        4,503        3,486
       Available-for-sale ................................................       6,127        2,272        4,253
    Return of principal on other equity securities .......................          31           --           --
    Purchases of premises and equipment ..................................      (1,192)      (1,769)      (3,928)
    Proceeds from sale of premises and equipment .........................          35           --           --
                                                                             -----------------------------------
        Net cash used in investing activities ............................     (45,561)     (57,992)     (57,570)
                                                                             -----------------------------------
Cash flows from financing activities:
  Net increase in deposits ...............................................      44,177       44,857       29,409
  Net increase  (decrease)  in federal  funds  purchased,
    repurchase agreements, and notes payable .............................      15,549       (9,482)      18,899
  Net (decrease) increase in Federal Home Loan Bank
    advances and other borrowings ........................................      (6,083)       8,920        4,154
  Cash dividends paid ....................................................      (4,540)      (3,869)      (3,176)
  MSTI post merger stock transactions, net ...............................      (2,808)      (2,094)          --
                                                                             -----------------------------------
        Net cash provided by financing activities ........................      46,295       38,332       49,286
                                                                             -----------------------------------
        Net increase (decrease) in cash and cash
        equivalents ......................................................      11,240       (3,211)      18,401
Cash and cash equivalents at beginning of year ...........................      84,139       87,350       68,949
                                                                             -----------------------------------
Cash and cash equivalents at end of year .................................   $  95,379    $  84,139    $  87,350
                                                                             ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest .............................................................   $  34,792    $  36,105    $  31,624
    Income taxes .........................................................       8,775        6,684        6,819
  Real estate acquired through or in lieu of foreclosure .................        --             92          410
  Dividends declared not paid ............................................       1,452        1,047          444

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

2. Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Banks offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS. The Company operates primarily to manage its investment in the subsidiaries. Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

     The following is a summary of selected data for the various business segments as of and for the year ending December 31:

                                  Banking      Remittance
                                  Services      Services       Company     Eliminations      Total
                                ---------------------------------------------------------------------
         2001
-----------------------------

Total interest income .......   $    73,122   $       135     $     111     $     (173)   $    73,195
Total interest expense ......        33,771            --            --           (173)        33,598
Provision for loan losses ...         2,670            --            --             --          2,670
Total non-interest income ...        10,504         7,543          (148)          (798)        17,101
Total non-interest expense ..        26,799         5,565        (1,445)          (798)        30,121
Income before income tax ....        20,386         2,113         1,408             --         23,907
Income tax expense ..........         6,355           790           591             --          7,736
Net income ..................        14,031         1,323           817             --         16,171
Total assets ................     1,143,675         7,208       138,392       (137,764)     1,151,511
Depreciation and amortization         2,178           549            30             --          2,757

         2000
-----------------------------

Total interest income .......   $    74,346   $       137     $     172     $     (384)   $    74,271
Total interest expense ......        36,983            --            --           (384)        36,599
Provision for loan losses ...           804            --            --             --            804
Total non-interest income ...         9,933         7,434           174         (1,305)        16,236
Total non-interest expense ..        25,317         5,849         4,828         (1,305)        34,689
Income before income tax ....        21,175         1,722        (4,482)            --         18,415
Income tax expense ..........         6,587           593          (754)            --          6,426
Net income ..................        14,588         1,129        (3,728)            --         11,989
Total assets ................     1,081,001         6,606       129,942       (126,468)     1,091,081
Depreciation and amortization         2,292           523            24             --          2,839

         1999
-----------------------------

Total interest income .......   $    67,105   $       106   $       180    $      (321)   $    67,070
Total interest expense ......        32,034            --            --           (321)        31,713
Provision for loan losses ...           573            --            --             --            573
Total non-interest income ...         9,944         8,718           127           (931)        17,858
Total non-interest expense ..        25,293         7,568         3,859           (931)        35,789
Income before income tax ....        19,149         1,256        (3,552)            --         16,853
Income tax expense ..........         5,946           426        (1,207)            --          5,165
Net income ..................        13,203           830        (2,345)            --         11,688
Total assets ................     1,025,562         6,565       118,667       (115,048)     1,035,746
Depreciation and amortization         2,238           437            24             --          2,699

(b)  Investments in Debt and Equity Securities

     Debt securities classified as held-to-maturity are those securities which the Company has the ability and intent to hold until maturity. These securities are carried at amortized cost, in which the amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income, are recorded using methods which approximate the interest method. These methods consider the timing and amount of prepayments of underlying mortgages in estimating future cash flows on individual mortgage-related securities. Unrealized holding gains and losses for held-to-maturity securities are excluded from earnings and shareholders' equity.

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

     Other equity securities include other investments which are carried at fair value as well as Federal Reserve Bank stock and the Banks' required investment in the capital stock of the Federal Home Loan Bank which are carried at cost which approximates fair value.

(c)  Loans

     Loans are stated at the principal amount outstanding, net of the allowance for loan losses. Interest is credited to income as earned, based upon the principal amount outstanding.

     The accrual of interest on loans is discontinued when, in the opinion of management, the borrower is unable to meet payments as they become due. Interest accrued in the current year is reversed against interest income, and prior years' interest is charged to the allowance for loan losses. Interest income on impaired loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

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

(e)  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to the related occupancy or equipment expense using straight-line and accelerated methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred.

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

(g)  Income Taxes

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

(h)  Earnings Per Share

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

     Earnings per share has been computed as follows:

                                                                       2001          2000          1999
                                                                  -----------------------------------------
     Net income ...............................................   $  16,171,000   $11,989,000   $11,688,000
     Shares:
        Weighted average common shares outstanding ..........        10,930,736    11,077,959    11,122,548
        Dilutive effect of outstanding options, as determined
          by the application of the treasury stock method .             207,554       222,715       238,340
                                                                  -----------------------------------------
        Weighted average common shares outstanding,
          as adjusted .....................................          11,138,290    11,300,674    11,360,888
                                                                  =========================================
     Basic earnings per share .................................   $       1.48    $      1.08   $      1.05
                                                                  =========================================
     Diluted earnings per share ...............................   $       1.45    $      1.06   $      1.03
                                                                  =========================================

(i)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

(j)  Stock Dividend

     During September 2001, the Company effected a 5% stock dividend. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect the stock dividends.

(k)  Reclassification

     Certain amounts in the 1999 and 2000 consolidated financial statements have
     been   reclassified   to   conform   with  the  2001   presentation.   Such
     reclassifications have no effect on previously reported net income.

(l)  Emerging Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later. Management does not believe the adoption of Statement No. 141 will have a significant impact on its financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 142
     addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is required to be applied to the beginning of any entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. Management does not believe the adoption of SFAS No. 142 will have a significant impact on its financial statements.

     In June 2001, Statement on Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of Statement No. 143 will have a significant impact on its financial statements.

     In August 2001, Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued to supersede Statement No. 121, "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management does not believe the adoption of Statement No. 144 will have a significant impact on its financial statements.

3.   Cash and Due from Banks

The compensating balances held at correspondent banks were $74,947,000 and $45,806,000 at December 31, 2001 and 2000, respectively. The Banks maintain such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Banks were required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $9,472,000 and $8,025,000 at December 31, 2001 and 2000, respectively.

4. Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                                            Available-for-Sale
                                                             ---------------------------------------------
                                                                          Gross        Gross
                                                             Amortized  Unrealized   Unrealized    Fair
                                                               Cost       Gains        Losses      Value
                                                             ---------------------------------------------
December 31, 2001
   U.S. Treasury and other
     government agencies .................................   $196,628   $  3,500     $    226     $199,902
   Mortgage-backed securities ............................     27,852        433            6       28,279
   Obligations of states and political subdivisions ......     15,380        293           31       15,642
   Other .................................................     22,408        959          694       22,673
                                                             ---------------------------------------------
                                                             $262,268   $  5,185     $    957     $266,496
                                                             =============================================

December 31, 2000
   U.S. Treasury and other
     government agencies .................................   $180,170   $    661     $    697     $180,134
   Mortgage-backed securities ............................     11,528         69           84       11,513
   Obligations of states and political subdivisions ......     15,087        289           27       15,349
   Other .................................................      5,990      1,480          780        6,690
                                                             ---------------------------------------------
                                                             $212,775   $  2,499     $  1,588     $213,686
                                                             =============================================

                                                                             Held-to-Maturity
                                                             ---------------------------------------------
                                                                          Gross        Gross
                                                             Amortized  Unrealized   Unrealized    Fair
                                                               Cost       Gains        Losses      Value
                                                             ---------------------------------------------
December 31, 2001
   U.S. Treasury and other
    government agencies ..................................   $  1,750   $     66     $     --     $  1,816
   Obligations of states and political subdivisions ......     42,226        735           51       42,910
   Mortgage-backed securities ............................     19,842        179           20       20,001
                                                             ---------------------------------------------
                                                             $ 63,818   $    980     $     71     $ 64,727
                                                             =============================================
December 31, 2000
   U.S. Treasury and other
     government agencies .................................   $ 29,428   $     16     $    175     $ 29,269
   Obligations of states and political subdivisions ......     32,902        320          129       33,093
   Mortgage-backed securities ............................     22,642         10          165       22,487
                                                             ---------------------------------------------
                                                             $ 84,972   $    346     $    469     $ 84,849
                                                             =============================================

A summary of other equity securities (in thousands) at December 31, 2001 and 2000 is as follows:

                                                             2001          2000
                                                            --------------------
Federal Home Loan Bank Stock, at cost ..............        $3,535        $3,295

Federal Reserve Bank Stock, at cost ................           231           231
Other investments, at fair value ...................         1,342         1,003
                                                            --------------------
                                                            $5,108        $4,529
                                                            ====================

Realized gains and losses (in thousands) on sales and maturities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                    2001      2000      1999
                                                   --------------------------
Gross gains ..............................         $  563    $  320    $  223
Gross losses .............................           (453)     (299)      (82)
                                                   --------------------------
Net gains ................................         $  110    $   21    $  141
                                                   ==========================
Applicable income taxes ..................         $   39    $    7    $   49
                                                   ==========================

Investments in debt and equity securities with a carrying value of $217,369,000 and $192,580,000 were pledged at December 31, 2001 and 2000, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.

                                       Available-for-Sale      Held-to-Maturity
                                       -------------------   -------------------
                                       Amortized    Fair     Amortized    Fair
                                         Cost      Value       Cost       Value
                                       -----------------------------------------
Due in one year or less .............. $ 33,901   $ 34,544   $  2,448   $  2,476
Due after one year through five years   170,475    173,247     33,635     34,187
Due after five years through ten years    8,158      8,311      7,893      8,063
Due after ten years ..................    2,515      2,541         --         --
                                       -----------------------------------------
                                       $215,049   $218,643   $ 43,976   $ 44,726
Mortgage-backed securities ...........   27,852     28,279     19,842     20,001
Marketable equity securities .........   19,367     19,574         --         --
Other equity securities ..............    5,138      5,108         --         --
                                       -----------------------------------------
              Total debt securities .. $267,406   $271,604   $ 63,818   $ 64,727
                                       =========================================

5. Loans

A summary of loans (in thousands), by classification, at December 31, 2001 and 2000 is as follows:
                                                           2001           2000
                                                         -----------------------

Commercial, financial, and agricultural ..........       $246,042       $219,541
Real estate ......................................        316,693        319,412
Installment and consumer .........................        119,585        129,775
                                                         -----------------------
                                                         $682,320       $668,728
Less:
   Allowance for loan losses .....................          9,259          8,879
                                                         -----------------------
                                                         $673,061       $659,849
                                                         =======================

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

During 2001, 2000 and 1999, the Company sold approximately $104,155,000, $25,537,000 and $59,886,000, respectively, of residential mortgage loans in the secondary market, primarily to Fannie Mae and Bank of America. Gross gains of approximately $856,000, $228,000 and $562,000, and gross losses of approximately $28,000, $16,000 and $35,000, were realized on the sales during 2001, 2000 and 1999, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2001, 2000 and 1999:

                                                    2001       2000       1999
                                                  ------------------------------

Fannie Mae .................................      $107,950   $111,060   $122,887
Freddie Mac ................................         4,216      1,051      1,432
Illinois Housing Development Authority .....         2,288      2,759      2,605

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2001 was as follows:

                                                                         2001
                                                                       --------

Balance, January 1 .....................................               $ 24,691
New loans ..............................................                 23,416
Repayments .............................................                (15,637)
                                                                       --------
Balance, December 31 ...................................               $ 32,470
                                                                       ========

At December 31, 2001, one to four family real estate mortgage loans of approximately $124,638,000 were pledged to secure advances from the Federal Home Loan Bank.

Activity in the allowance for loan losses (in thousands) for 2001, 2000 and 1999 was as follows:

                                                     2001       2000      1999
                                                    ----------------------------

Balance, beginning of year ......................   $8,879     $8,682    $8,852
Provision charged to expense ....................    2,670        804       573
Loans charged off ...............................   (2,673)    (1,252)   (1,256)
Recoveries on loans previously charged off ......      383        645       513
                                                    ----------------------------
Balance, end of year ............................   $9,259     $8,879    $8,682
                                                    ============================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2001, 2000 and 1999:

                                                       2001     2000      1999
                                                    ----------------------------

Impaired loans on nonaccrual ....................   $   125   $    97    $    --
Impaired loans continuing to accrue interest ....        --        --         --
                                                    ----------------------------
Total impaired loans ............................   $   125   $    97    $    --
                                                    ============================
Other non-accrual loans not classified
    as impaired .................................   $ 3,216   $   505    $   112
                                                    ============================

Allowance for loan losses on impaired loans .....   $    19   $    15    $    --
                                                    ============================
Impaired loans for which there is no related
    allowance for loan losses ...................   $    --   $    --    $    --
                                                    ============================
Average recorded investment in impaired
    loans .......................................   $   142   $    19    $   217
                                                    ============================
Interest income recognized from impaired
    loans .......................................   $    --   $    --    $    --
                                                    ============================
Cash basis interest income recognized from
    impaired loans ..............................   $     5   $    --    $    97
                                                    ============================

6. Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2001 and 2000 is as follows:

                                                              2001        2000
                                                             -------------------
Land ...................................................     $ 4,783     $ 4,835
Furniture and equipment ................................      14,119      15,024
Buildings and leasehold improvements ...................      22,669      22,679
                                                             -------------------
                                                              41,571      42,538
Less accumulated depreciation and amortization .........      22,312      21,664
                                                             -------------------
                                                             $19,259     $20,874
                                                             ===================

Depreciation and amortization expense was $2,731,000, $2,813,000 and $2,672,000 for 2001, 2000 and 1999, respectively.

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2007 and have renewal options to extend the lease terms for various dates through November 2017. The rental expense for these operating leases was $239,000, $202,000 and $209,000 in 2001, 2000 and 1999, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2001 are as follows:

2002                                                      $    232
2003                                                           124
2004                                                           108
2005                                                            52
2006                                                            44
Thereafter                                                      26
                                                          --------
                                                          $    586
                                                          ========

7. Deposits

As of December 31, 2001, the scheduled maturities of time deposits (in thousands) were as follows:

2002                                                            $253,111
2003                                                              83,904
2004                                                              26,604
2005                                                               5,770
2006                                                               2,235
                                                                --------
                                                                $371,624
                                                                ========

8. Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2001 and 2000 is as follows:

                                                                 2001      2000
                                                               -----------------
Federal funds purchased ....................................   $ 5,725   $ 2,375
U.S. Treasury demand notes .................................     2,201     4,569
Securities sold under agreements to repurchase:
  U.S. Treasury and other government agency securities
    with carrying values of $98,968,509 and $88,513,000
    and market values of $99,158,612 and $88,210,000
    at December 31, 2001 and 2000, respectively ............    77,281    62,714
                                                               -----------------
                                                               $85,207   $69,658
                                                               =================

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                     2001      2000       1999
                                                   -----------------------------
Federal funds purchased:
   Average daily balance .......................   $ 4,629    $ 3,549    $ 9,417
   Maximum balance at month-end ................   $12,090    $11,860    $30,300
   Weighted average interest rate at year-end ..     1.29%      5.13%      3.91%
   Weighted average interest rate for the year..     4.36%      4.95%      4.79%

Securities sold under agreements to repurchase:
   Average daily balance .......................   $68,061    $64,173    $62,844
   Maximum balance at month-end ................   $77,281    $80,787    $79,065
   Weighted average interest rate at year-end ..     2.27%      5.32%      5.90%
   Weighted average interest rate for the year .     3.32%      5.28%      4.24%

U.S. Treasury demand notes
   Average daily balance .......................   $ 2,228    $ 2,588    $ 2,401
   Maximum Balance at month-end ................   $ 5,186    $ 5,330    $ 5,490
   Weighted average interest rate at year-end ..     2.70%      6.28%      4.49%
   Weighted average interest rate for the year .     4.12%      6.29%      4.46%

The securities underlying the agreements to repurchase are under the control of the Banks.

9. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2001 is as follows:

                                                   December 31
                             ---------------------------------------------------
                                                 2001                     2000
                             ---------------------------------------------------
                                                             Weighted
                               FHLB        Other              Average
                             Advances    Borrowings   Total     Rate      Total
                             ---------------------------------------------------
Maturing in year ending:
   2001                      $     --      $    --   $    --       -     $11,023
   2002                         7,000           23     7,023    6.09%      7,023
   2003                            --           23        23    8.50%         23
   2004                            --           23        23    8.50%         23
   2005                            --           23        23    8.50%         23
   2006                         5,000           23     5,023    5.69%         23
   2007                         2,734           23     2,757    6.85%      2,817
   2008                        20,000           23    20,023    5.27%     20,023
                              --------------------------------------------------
                              $34,734      $   161   $34,895    5.63%    $40,978
                              ==================================================

The terms of a security agreement with the FHLB require the Banks to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. The Banks had a total remaining borrowing capacity with the FHLB of approximately $35,975,000 at December 31, 2001 at a rate equal to the FHLB current advance rates.

The other borrowings were for the purchase of land at a cost of $266,000. Principal of $23,000 and annual interest is due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of the previous year. The rate at December 31, 2001 was 8.50%.

10. Line of Credit

The Company has an unsecured line of credit of $5,000,000 from a third party lender. As of December 31, 2001, the entire line was available.

11.  Income Taxes

Federal income tax expense (in thousands) for 2001, 2000 and 1999 is summarized as follows:

                                                      2001     2000       1999
                                                    ----------------------------

Current .......................                     $ 9,379   $ 6,452   $ 6,140
Deferred ......................                      (1,643)      (26)     (975)
                                                    ----------------------------
Total .........................                     $ 7,736   $ 6,426   $ 5,165
                                                    ============================

Actual income tax expense (in thousands) for 2001, 2000 and 1999 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                 2001        2000         1999
                                               ---------------------------------

Computed "expected" income taxes .........     $ 8,367      $ 6,445     $ 5,899
Tax-exempt interest income, net of
  disallowed interest expense ............        (718)        (646)       (624)
Nondeductible merger expenses ............          --          509          --
Income taxed at lower rates ..............          --           --        (169)
Other, net ...............................          87          118          59
                                               ---------------------------------
                                               $ 7,736      $ 6,426     $ 5,165
                                               =================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                              2001       2000
                                                             ------------------
Deferred tax assets:
  Allowance for loan losses ..............................   $ 3,102    $ 2,723
  Deferred compensation ..................................     1,631      1,407
  Stock appreciation rights ..............................        85        110
  Other employee benefits ................................       133         54
  Severance payable ......................................        15         48
  Other ..................................................        37        100
                                                             ------------------
        Total deferred tax assets ........................   $ 5,003    $ 4,442
                                                             ------------------
Deferred tax liabilities:
  Unrealized holding gain on available-for-sale securities   $(1,442)   $  (309)
  Premises and equipment .................................    (1,124)    (1,520)
  Mortgage servicing rights ..............................      (229)      (171)
  Deferred loan fees .....................................      (104)      (112)
  Discount accretion .....................................      (161)      (107)
  Other ..................................................      (370)      (869)
                                                             ------------------
        Total deferred tax liabilities ...................   $(3,430)   $(3,088)
                                                             ------------------
Valuation allowance ......................................        --       (287)
                                                             ------------------
         Net deferred tax assets .........................   $ 1,573    $ 1,067
                                                             ==================

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.

12. Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allows for participants' contributions of up to 15% of gross salary, the first 6% of which is available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Total contributions by the Company totaled $746,000, $928,000 and $717,000 for 2001, 2000 and 1999, respectively.

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

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $281,000,   $280,000   and  $260,000  in  2001,   2000  and  1999,
respectively, related to these agreements.

The Company has a deferred compensation plan for nonemployee directors of the Company in which a participating director may defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors electing to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, is credited with phantom stock units. Phantom stock units shall also be increased by any stock dividends or stock splits declared by the Company. At December 31, 2001 and 2000, $285,894 and $276,579 had been deferred from this plan, which represented 22,746 and 22,205 phantom stock units.

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

As a result of the merger, all options granted under the previous plans vested. In 2000, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Director options vest, and thus become exercisable, immediately while officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted.

The Company has an employee stock option plan (Plan) which is accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, no compensation expense for the stock option grants has been recognized. Under this Plan, the Company grants selected key officers stock option awards, which vest and become fully exercisable after the fifth anniversary of the date of the grant. Stock options granted under this Plan shall expire ten years from the date of grant. At December 31, 2001, there were options outstanding (not intended to be incentive stock options) for 31,147 shares. These options were granted on December 31, 1993, with an exercise price of $9.24 per share and have a remaining contractual life of two years as of December 31, 2001. During 1999, all 31,147 shares became vested and exercisable. No shares have been exercised pursuant to the Plan.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                      2001                        2000                        1999
                              --------------------------------------------------------------------------------
                                             Grant                      Grant                        Grant
                                             Price                      Price                        Price
                              Shares         Range        Shares        Range         Shares         Range
                              --------------------------------------------------------------------------------
Options outstanding,
  beginning of year .......   726,273   $ 5.36 - $19.76   604,810   $ 5.36 - $19.76    533,360   $ 5.36 - $16.86
Granted ...................   169,050   $17.50 - $17.50   133,383   $18.37 - $18.30     87,955   $19.76 - $19.76
Exercised .................   (17,360)  $ 5.36 - $12.05    (6,827)  $ 5.36 - $16.86    (13,071)  $ 5.36 - $19.76
Options forfeited .........    (8,965)  $16.86 - $19.76    (5,093)  $12.05 - $19.70     (3,434)  $12.05 - $19.76
                              ----------------------------------------------------------------------------------
Options outstanding,
  end of year .............   868,998   $ 5.36 - $19.76   726,273   $ 5.36 - $19.76    604,810   $ 5.36 - $19.76
                              ==================================================================================
Options exercisable,
  end of year .............   784,769   $ 5.36 - $19.76   687,778   $ 5.36 - $19.76    541,746   $ 5.36 - $19.76
                              ==================================================================================
Weighted average fair value
  of options granted ......                      $ 3.73                       $ 2.20                      $ 3.79
                              ===================================================================================

                   Options Outstanding                    Options Exercisable
--------------------------------------------------------------------------------
                                Weighted
                 Outstanding     Average     Weighted    Exercisable   Weighted
    Range           as of       Remaining     Average      as of        Average
     of          December 31,   Contractual   Exercise   December 31,  Exercise
Exercise price       2001       Life           Price         2001        Price
--------------------------------------------------------------------------------

$ 0.00 - $ 5.93      280,428        2.0       $  5.36      280,428     $  5.36
$ 5.93 - $ 7.90       27,200        3.0          6.92       27,200        6.92
$ 7.90 - $ 9.88       31,147        2.0          9.24       31,147        9.24
$11.86 - $13.83       69,491        0.2         12.20       69,491       12.20
$15.81 - $17.78      247,877        6.5         17.28      184,291       17.21
$17.78 - $19.76      212,855        5.9         18.91      192,212       18.96
                     -----------------------------------------------------------
                     868,998        4.1       $ 12.81      784,769     $ 12.29
                     ===========================================================

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

                                          2001             2000          1999
                                         ---------------------------------------

Number of options granted .......        169,050         133,383         87,955
Risk-free interest rate .........          5.05%           5.14%          6.06%
Expected life, in years .........           6.97            8.80           3.46
Expected volatility .............         14.10%          11.06%          7.79%
Expected dividend yield .........          2.23%           2.39%          1.41%

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

                                           2001           2000            1999
                                        ----------------------------------------

Net income on common stock:
   As reported ....................     $   16,171     $   11,989     $   11,688
   Pro forma ......................         15,878         11,743         11,453
Basic earnings per share:
   As reported ....................     $     1.48     $     1.08     $     1.05
   Pro forma ......................           1.45           1.06           1.03
Diluted earnings per share:
   As reported ....................     $     1.45     $     1.06     $     1.03
   Pro forma ......................           1.43           1.04           1.01

At December 31, 2001, 10,212 SAR's remained outstanding.

14. Dividend Restrictions

Without prior approval of the Comptroller of the Currency, First National Bank of Decatur is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to First National Bank of Decatur's retained net profits (as defined) for that year and the two preceding years. At December 31, 2001, First National Bank of Decatur had available retained earnings of approximately $11,087,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, BankIllinois and First Trust Bank of Shelbyville are restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2001, BankIllinois and First Trust Bank of Shelbyville had available retained earnings of approximately $35,989,000 and $9,405,000 respectively, for the payment of dividends without obtaining prior regulatory approval.

15. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2001 and 2000 and the related condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999 for Main Street Trust, Inc.:

                            Condensed Balance Sheets
                            ------------------------
                                 (in thousands)
                                                           2001          2000
                                                         -----------------------
Assets:
  Cash ...........................................       $  5,411       $  1,587
  Investment in banks ............................        117,550        112,482
  Investment in FirsTech .........................          7,065          6,242
  Investment in other securities .................          6,708          7,255
  Other assets ...................................          2,384          2,752
                                                         -----------------------
                                                         $139,118       $130,318
                                                         =======================
Liabilities and shareholders' equity:
  Dividends payable ..............................       $  1,452       $  1,047
  Other liabilities ..............................          1,673          3,869
  Shareholders' equity ...........................        135,993        125,402
                                                         -----------------------
                                                         $139,118       $130,318
                                                        =======================

                         Condensed Statements of Income
                                 (in thousands)

                                                     2001       2000       1999
                                                   -----------------------------
Revenue:
  Dividends received from subsidiaries .........  $ 12,000   $  5,359   $ 8,438
  Interest income on deposits ..................        39         87       100
  Income on securities .........................        72         85        80
  Securities transactions, net .................      (279)        42        (9)
  Other ........................................       131        132       135
                                                  ------------------------------
       Total revenue ...........................    11,963      5,705     8,744
                                                  ------------------------------
Expenses:
  Reconciliation liability .....................    (2,500)        --     2,500
  Merger related professional fees .............        --      2,544        --
  Termination of pension plan and benefit costs         --         --       743
  Other ........................................     1,055      2,285       615
                                                  ------------------------------
       Total expense ...........................    (1,455)     4,829     3,858
                                                  ------------------------------
       Income before applicable income tax
       expense (benefit) and equity in
       undistributed income or subsidiaries ....    13,408        876     4,886
Applicable income tax expense (benefit) ........       591       (754)   (1,207)
Equity in undistributed income of subsidiaries .     3,354     10,359     5,595
                                                  ------------------------------
       Net income ..............................  $ 16,171   $ 11,989  $ 11,688
                                                  ==============================

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                         2001        2000        1999
                                                       --------------------------------
Cash flows from operating activities:
    Net income .....................................   $ 16,171    $ 11,989    $ 11,688
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in undistributed income of Subsidiaries     (3,354)    (10,359)     (5,595)
      Depreciation .................................         30          24          24
      Other, net ...................................     (1,649)        964         288
                                                       --------------------------------
            Net cash provided by operating activities    11,198       2,618       6,405
                                                       --------------------------------

Cash flows from investing activities:
    Equity securities transactions, net ............        (37)     (2,508)     (1,031)
    Other, net .....................................        (12)         27          --
                                                       --------------------------------
            Net cash used in investing activities ..        (49)     (2,481)     (1,031)
                                                       --------------------------------
Cash flows from financing activities:
    Treasury stock transactions, net ...............     (2,802)     (2,057)         --
    Fractional shares purchased following stock
      dividend and merger ..........................         (6)        (11)         (5)
    Cash dividends paid ............................     (4,540)     (3,869)     (3,176)
    Other, net .....................................         23          37          --
                                                       --------------------------------
            Net cash used in financing activities ..     (7,325)     (5,900)     (3,181)
                                                       --------------------------------
Cash at beginning of year ..........................      1,587       7,350       5,157
                                                       --------------------------------
Cash at end of year ................................   $  5,411    $  1,587    $  7,350
                                                       ================================


16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                                                   Year Ended December 31, 2001
                                                       Three Months Ended
                                         ----------------------------------------------
                                         December 31  September 30   June 30   March 31
                                         ----------------------------------------------
Interest income ........................   $17,278       $18,040     $18,756   $19,121
Interest expense .......................     6,868         8,305       8,846     9,579
                                           -------------------------------------------
        Net interest income ............    10,410         9,735       9,910     9,542
Provision for losses on loans ..........     1,825           235         375       235
                                           -------------------------------------------
        Net interest income after
        provision for losses
        on loans .......................     8,585        9,500       9,535     9,307
Non-interest income ....................     4,420        4,332       4,262     4,087
Non-interest expense ...................     6,328        7,804       7,923     8,066
                                           ------------------------------------------
        Income before income taxes .....     6,677        6,028       5,874     5,328
Income taxes ...........................     2,282        1,984       1,810     1,660
                                           ------------------------------------------

        Net income .....................   $ 4,395      $ 4,044     $ 4,064   $ 3,668
                                           ==========================================

Basic earnings per share ...............   $  0.40       $  0.37    $  0.37   $  0.34
                                           ==========================================

Diluted earnings per share .............   $  0.40       $  0.36    $  0.36   $  0.33
                                           ==========================================


                                                      Year Ended December 31, 2000
                                                           Three Months Ended
                                            ----------------------------------------------
                                            December 31  September 30   June 30   March 31
                                            ----------------------------------------------
Interest income ...........................   $19,489      $18,878      $18,030   $17,874
Interest expense ..........................     9,945        9,525        8,589     8,540
                                              -------------------------------------------
          Net interest income .............     9,544        9,353        9,441     9,334
Provision for losses on loans .............       346          191          131       136
                                              -------------------------------------------
          Net interest income after
               provision for losses
               on loans ...................     9,198        9,162        9,310     9,198
Non-interest income .......................     3,876        3,977        4,064     4,319
Non-interest expense ......................     7,959        7,989        7,643    11,098
                                              -------------------------------------------
          Income before income taxes ......     5,115        5,150        5,731     2,419
Income taxes ..............................     1,581        1,606        1,814     1,425
                                              -------------------------------------------
         Net income .......................   $ 3,534      $ 3,544      $ 3,917   $   994
                                              ===========================================

Basic earnings per share ..................   $  0.32      $  0.32      $  0.35   $  0.09
                                              ===========================================

Diluted earnings per share ................   $  0.31      $  0.31      $  0.35   $  0.09
                                              ===========================================


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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2001 and 2000:

                                                        2001              2000
                                                      --------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ..............................          $173,705          $132,163
  Standby letters of credit ................             3,540             4,093

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $1.75 million to purchase other equity securities.

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

During 1999, the Company investigated reconciliation differences, which involved the Company's subsidiary, FirsTech, Inc. in connection with its commercial remittance processing services. After consultation with its professional advisors, the Company's Board of Directors directed that a liability in the amount of $2.5 million be recorded in the fourth quarter of 1999. Investigation of these differences was completed during the fourth quarter of 2001. It was determined that no liability existed and the $2.5 million liability was reversed in non-interest expense.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2001 and 2000:

                                                      2001                   2000
                                               -------------------   -------------------
                                               Carrying    Fair      Carrying     Fair
                                                Amount     Value      Amount      Value
                                               -----------------------------------------
Assets:
   Cash and cash equivalents ...............   $ 95,379   $ 95,379   $ 84,139   $ 84,139
   Investments in debt and equity securities    335,422    336,331    303,187    303,064
   Mortgage loans held for sale ............      8,775      8,775      2,090      2,090
   Loans ...................................    673,061    705,391    659,849    678,678
   Accrued interest receivable .............      8,890      8,890     10,629     10,629
Liabilities:
   Deposits ................................   $884,109   $885,208   $839,932   $842,984
   Federal funds, repurchase agreements,
        and notes payable ..................     85,207     83,076     69,658     70,338
   FHLB advances and other borrowings ......     34,895     39,337     40,978     40,924
   Accrued interest payable ................      3,390      3,390      4,584      4,584

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

Mortgage loans held for sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2001 and 2000. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

Accrued Interest Receivable

The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Deposit Liabilities

The fair value of deposits with no stated maturity, such as non-interest bearing and interest bearing demand deposits and savings deposits is the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

Federal Funds Purchased, Repurchase Agreements, and Notes Payable

The fair value of federal funds purchased, repurchase agreements, and notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased, repurchase agreements, and notes payable with similar remaining maturities.

Federal Home Loan Bank Advances and Other Borrowings

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following tables:

                                                                                To Be Well
                                                                             Capitalized Under
                                                             For Capital     Prompt Corrective
                                             Actual       Adequacy Purposes  Action Provisions
                                        ------------------------------------------------------
                                         Amount   Ratio     Amount   Ratio    Amount     Ratio
                                        ------------------------------------------------------
As of December 31, 2001:
 Total capital
   (to risk-weighted assets)
   Consolidated .....................   $142,403   18.0%   $ 63,212   8.0%        N/A
   BankIllinois .....................   $ 65,208   14.9%   $ 34,908   8.0%   $ 43,634    10.0%
   First National Bank of Decatur ...   $ 47,672   16.3%   $ 23,363   8.0%   $ 29,204    10.0%
   First Trust Bank of Shelbyville ..   $ 11,084   22.6%   $  3,926   8.0%   $  4,907    10.0%
 Tier I capital
   (to risk-weighted assets)
   Consolidated .....................   $133,053   16.8%   $ 31,606   4.0%        N/A
   BankIllinois .....................   $ 59,983   13.8%   $ 17,454   4.0%   $ 26,181     6.0%
   First National Bank of Decatur ...   $ 44,083   15.1%   $ 11,681   4.0%   $ 17,522     6.0%
   First Trust Bank of Shelbyville ..   $ 10,531   21.5%   $  1,963   4.0%   $  2,944     6.0%
 Tier I capital
   (to average assets)
   Consolidated .....................   $133,053   11.8%   $ 44,950   4.0%        N/A
   BankIllinois .....................   $ 59,983    9.9%   $ 24,200   4.0%   $ 30,250     5.0%
   First National Bank of Decatur ...   $ 44,083   10.2%   $ 17,274   4.0%   $ 21,592     5.0%
   First Trust Bank of Shelbyville ..   $ 10,531   13.3%   $  3,166   4.0%   $  3,957     5.0%

As of December 31, 2000:
 Total capital
   (to risk-weighted assets)
   Consolidated .....................   $133,352   18.6%   $ 57,224   8.0%        N/A    10.0%
   BankIllinois .....................   $ 64,777   16.1%   $ 32,125   8.0%   $ 40,156    10.0%
   First National Bank of Decatur ...   $ 43,886   16.0%   $ 21,996   8.0%   $ 27,495    10.0%
   First Trust Bank of Shelbyville ..   $ 12,194   29.2%   $  3,339   8.0%   $  4,174    10.0%
 Tier I capital
   (to risk-weighted assets)
   Consolidated .....................   $124,474   17.4%   $ 28,612   4.0%        N/A     6.0%
   BankIllinois .....................   $ 59,698   14.9%   $ 16,062   4.0%   $ 24,093     6.0%
   First National Bank of Decatur ...   $ 40,449   14.7%   $ 10,998   4.0%   $ 16,497     6.0%
   First Trust Bank of Shelbyville ..   $ 11,869   28.4%   $  1,669   4.0%   $  2,504     6.0%
 Tier I capital
   (to average assets)
   Consolidated .....................   $124,474   11.6%   $ 42,982   4.0%        N/A     5.0%
   BankIllinois .....................   $ 59,698   10.7%   $ 22,403   4.0%   $ 28,004     5.0%
   First National Bank of Decatur ...   $ 40,449    9.5%   $ 16,952   4.0%   $ 21,190     5.0%
   First Trust Bank of Shelbyville ..   $ 11,869   16.3%   $  2,907   4.0%   $  3,634     5.0%

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2002 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2002 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2002 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2001, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

Name                        Position with Main Street, its subsidiaries
(Age)                       and occupation for the last five years
--------------              ----------------------------------------------------
David B. White              Executive Vice President and Chief Financial
(Age 50)                    Officer of Main Street, BankIllinois, The First
                            National Bank of Decatur, and First Trust Bank of
                            Shelbyville and Director of FirsTech;  Executive
                            Vice President and Chief Financial Officer of
                            BankIllinois Financial and BankIllinois (1993-2000)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2001, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2001, except for Mr. Kenney, who filed a Form 4 reporting a purchase of 5,000 shares five months late.

Item 11.  Executive Compensation

The information in the 2002 Proxy Statement under the caption "Executive Compensation" is incorporated by reference, with the exception of the sections entitled "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", which are not included by reference herein.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information in the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Item 13.  Certain Relationships And Related Transactions

The information in the 2002 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Index to Financial Statements

See page 31.

(a)(2)     Financial Statement Schedules

N/A

(a)(3)     Schedule of Exhibits

The Exhibit Index which immediately follows the signature page to this Form 10-K is incorporated by reference.

(b)        Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

(c)        Exhibits

The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                             MAIN STREET TRUST, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                                        Incorporated
 Exhibit No.           Description                       Herein by                     Filed
                                                        Reference To                  Herewith
----------------------------------------------------------------------------------------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)

     3.2       Bylaws                       Exhibit 3.2 to the Form S-4 filed
                                            with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)

     4.1       Specimen common stock        Exhibit 4.1 to the Form 10-K filed
                                            with the Commission on March 30, 2001
                                            (SEC File No. 000-30031)

     4.2       Second Amended and           Exhibit 4.2 to the Form 10-K filed
               Restated Shareholders'       with the Commission on March 30,
               Agreement, dated as of       2001 (SEC File No. 000-30031)
               November 1, 2000

    10.1       Employment Agreement by                                                   X
               and between the Company
               and Gregory B. Lykins

    10.2       Employment Agreement by                                                   X
               and between the Company
               and Van A. Dukeman

    10.3       Employment Agreement by      Exhibit 10.5 to the Registration
               and between the Company      Statement of Form S-4 filed with
               and David B. White           the Commission on March 15, 1996,
                                            as amended (SEC File No. 33-90342)

    10.4       Employment Agreement by                                                   X
               and between the Company,
               FirsTech, Inc. and Phillip
               C. Wise

    21.1       Subsidiaries of the                                                       X
               Registrant

    23.1       Consent of McGladrey &                                                    X
               Pullen, LLP

    23.2       Consent of BKD LLP                                                        X

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

By:  /s/ Van A. Dukeman                        By:  /s/ David B. White
     ---------------------------                    ----------------------------
     Van A. Dukeman                                 David B. White
     President, CEO and Director                    Executive Vice President and
                                                    Principal Financial and
                                                    Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

/s/ Gregory B. Lykins
-------------------------------------
Gregory B. Lykins                          Chairman and Director

/s/ Van A. Dukeman
-------------------------------------
Van A. Dukeman                             President, CEO and Director

/s/ Phillip C. Wise
-------------------------------------
Phillip C. Wise                            Executive Vice President and Director

/s/ David J. Downey
-------------------------------------
David J. Downey                            Director

/s/ Larry D. Haab
-------------------------------------
Larry D. Haab                              Director

/s/ Frederic L. Kenney
-------------------------------------
Frederic L. Kenney                         Director

/s/ John W. Luttrell
-------------------------------------
John W. Luttrell                           Director


-------------------------------------
August C. Meyer, Jr.                       Director

/s/ Gene A. Salmon
-------------------------------------
Gene A. Salmon                             Director

/s/ George T. Shapland
-------------------------------------
George T. Shapland                         Director

/s/ Thomas G. Sloan
-------------------------------------
Thomas G. Sloan                            Director

/s/ Roy V. VanBuskirk
-------------------------------------
Roy V. VanBuskirk                          Director

/s/ H. Gale Zacheis
-------------------------------------
H. Gale Zacheis                            Director