Form 10-Q
period 2002-03-31
MAIN STREET TRUST INC
filed 2002-05-15
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Illinois                                        37-1338484
--------------------------------------------------------------------------------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                              Number)


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

Indicate the number of shares outstanding of the registrant's common stock, as of May 7, 2002

   Main Street Trust, Inc. Common Stock                               11,206,390

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                          3 - 8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8 - 22

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                                          22


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            22

         Item 2. Changes in Securities                                        22

         Item 3. Defaults Upon Senior Securities                              22

         Item 4. Submission of Matters to a Vote of Security Holders          22

         Item 5. Other Information                                            22

         Item 6. Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                                    23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                  (Unaudited, in thousands, except share data)

                                                                                      March 31,    December 31,
                                                                                        2002          2001
                                                                                     --------------------------
ASSETS
Cash and due from banks ..........................................................   $    40,063    $    87,895
Federal funds sold and interest earning deposits .................................        31,329          7,484
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................................       258,436        266,496
  Held-to-maturity, at cost (fair value of $59,689 and $64,727 at March 31,
    2002 and December 31, 2001, respectively) ....................................        58,623         63,818
  Non-marketable equity securities ...............................................         5,146          5,108
Mortgage loans held for sale .....................................................         2,797          8,775
Loans, net of allowance for loan losses of $9,457 and $9,259
  at March 31, 2002 and December 31, 2001, respectively ..........................       670,589        673,061
Premises and equipment ...........................................................        18,990         19,259
Accrued interest receivable ......................................................         8,504          8,890
Other assets .....................................................................        11,790         10,725
                                                                                     --------------------------
        Total assets .............................................................   $ 1,106,267    $ 1,151,511
                                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing .................................................   $   122,064    $   133,406
    Demand, interest bearing .....................................................       109,998        111,241
    Savings ......................................................................       272,055        267,838
    Time, $100 and over ..........................................................       109,386        140,042
    Other time ...................................................................       224,173        231,582
                                                                                     --------------------------
        Total deposits ...........................................................       837,676        884,109

Federal funds purchased, repurchase agreements and notes payable .................        81,477         85,207
Federal Home Loan Bank advances and other borrowings .............................        34,855         34,895
Accrued interest payable .........................................................         2,675          3,390
Other liabilities ................................................................         8,920          7,917
                                                                                     --------------------------
        Total liabilities ........................................................       965,603      1,015,518
                                                                                     -------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized; 11,199,947 and
    11,111,281 shares issued at March 31, 2002 and December 31, 2001, respectively           112            111
  Paid in capital ................................................................        55,040         54,147
  Retained earnings ..............................................................        84,346         83,810
  Accumulated other comprehensive income .........................................         1,395          2,750
                                                                                     --------------------------
                                                                                         140,893        140,818
  Less: treasury stock, at cost, 12,242 and 267,783 shares at March 31, 2002
    and December 31, 2001, respectively ..........................................          (229)        (4,825)
                                                                                     -------------------------
        Total shareholders' equity ...............................................       140,664        135,993
                                                                                     --------------------------
        Total liabilities and shareholders' equity ...............................   $ 1,106,267    $ 1,151,511
                                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                     MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended March 31, 2002 and 2001
                   (Unaudited, in thousands, except share data)

                                                                          2002        2001
                                                                     -------------------------
Interest income:
  Loans and fees on loans ........................................   $    12,187   $    14,236
  Investments in debt and equity securities
    Taxable ......................................................         3,325         3,682
    Tax-exempt ...................................................           600           543
  Federal funds sold and interest earning deposits ...............            95           660
                                                                     -------------------------
        Total interest income ....................................        16,207        19,121
                                                                     -------------------------

Interest expense:
  Demand, savings, and other time deposits .......................         3,915         6,756
  Time deposits $100 and over ....................................         1,092         1,430
  Federal funds purchased, repurchase agreements and notes payable           326           779
  Federal Home Loan Bank advances and other borrowings ...........           494           614
                                                                     -------------------------
        Total interest expense ...................................         5,827         9,579
                                                                     -------------------------

        Net interest income ......................................        10,380         9,542
Provision for loan losses ........................................           330           235
                                                                     -------------------------
        Net interest income after provision for loan losses ......        10,050         9,307
                                                                     -------------------------
Non-interest income:
  Remittance processing ..........................................         1,949         1,660
  Trust and brokerage fees .......................................         1,453         1,277
  Service charges on deposit accounts ............................           554           484
  Securities transactions, net ...................................            70            77
  Gain on sales of mortgage loans, net ...........................           219           155
  Other ..........................................................           479           434
                                                                     -------------------------
        Total non-interest income ................................         4,724         4,087
                                                                     -------------------------

Non-interest expense:
  Salaries and employee benefits .................................         4,755         4,516
  Occupancy ......................................................           552           614
  Equipment ......................................................           688           761
  Data processing ................................................           563           464
  Office supplies ................................................           341           389
  Service charges from correspondent banks .......................           236           202
  Other ..........................................................         1,033         1,120
                                                                     -------------------------
        Total non-interest expense ...............................         8,168         8,066
                                                                     -------------------------

        Income before income taxes ...............................         6,606         5,328
Income taxes .....................................................         2,196         1,660
                                                                     -------------------------
        Net income ...............................................   $     4,410   $     3,668
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      0.40   $      0.33
  Weighted average shares of common stock outstanding ............    11,097,242    10,988,282

  Diluted earnings per share .....................................   $      0.40   $      0.33
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    11,147,974    11,187,231

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2002 and 2001
                            (Unaudited, in thousands)

                                                                               2002      2001
                                                                             ------------------
Net income ...............................................................   $ 4,410    $ 3,668
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
     ($693) and $599, for March 31, 2002 and 2001, respectively ..........    (1,309)     1,162
  Less:  reclassification adjustment for gains included in
    net income, net of tax of ($24) and ($26), for March 31, 2002
    and 2001, respectively ...............................................       (46)       (51)
                                                                             ------------------
  Other comprehensive income (loss) ......................................    (1,355)     1,111
                                                                             ------------------
  Comprehensive income ...................................................   $ 3,055    $ 4,779
                                                                             ==================

See accompanying notes to unaudited consolidated financial statements.

                         MAIN STREET TRUST, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                   For the Three Months Ending March 31, 2002 and 2001
                                (Unaudited, in thousands)

                                                                            2002         2001
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $   4,410    $   3,668
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................         666          713
    (Accretion) amortization of bond discounts and premiums, net ......         283         (344)
    Provision for loan losses .........................................         330          235
    Securities transactions, net ......................................         (70)         (77)
    Gain on sales of mortgage loans, net ..............................        (219)        (155)
    Federal Home Loan Bank stock dividend .............................         (41)         (66)
    Proceeds from sales of mortgage loans originated for sale .........      26,810       15,818
    Mortgage loans originated for sale ................................     (20,613)     (17,730)
    Other, net ........................................................         326          295
                                                                          ----------------------
        Net cash provided by operating activities .....................      11,882        2,357
                                                                          ----------------------

Cash flows from investing activities:
  Net decrease in loans ...............................................       2,142        2,954
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................         863       15,338
    Available-for-sale ................................................      20,615       29,825
  Proceeds from sales of investments:
    Available-for-sale ................................................      28,889       39,189
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................        (500)      (6,932)
    Available-for-sale ................................................     (45,664)     (51,877)
    Other equity securities ...........................................          --         (250)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................       4,795        1,536
    Available-for-sale ................................................       1,974          467
  Purchases of premises and equipment .................................        (391)        (511)
                                                                          ----------------------
        Net cash provided by investing activities .....................      12,723       29,739
                                                                          ----------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits .................................     (46,433)       4,526
  Net decrease in federal funds purchased,
    repurchase agreements, and notes payable ..........................      (3,730)      (2,652)
  Advances from Federal Home Loan Bank and other borrowings ...........       5,000        5,000
  Payments on Federal Home Loan Bank and other borrowings .............      (5,040)      (5,038)
  Cash dividends paid .................................................      (1,452)      (1,047)
  Issuance of new shares of common stock, net .........................         886           --
  Treasury stock transactions, net ....................................       2,177         (395)
                                                                          ----------------------
        Net cash (used in) provided by financing activities ...........     (48,592)         394
                                                                          ----------------------
        Net (decrease) increase in cash and cash equivalents ..........     (23,987)      32,490
Cash and cash equivalents at beginning of year ........................      95,379       84,139
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  71,392    $ 116,629
                                                                          ======================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ..........................................................   $   6,542    $  10,035
    Income taxes ......................................................         220        1,533
  Dividends declared not paid .........................................       1,454        1,149

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001, and schedules included in Main Street Trust, Inc.'s Form 10-K filed on March 29, 2002.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest earning deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications have no effect on previously reported net income.

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

The Company operates 17 banking centers and is the parent company of BankIllinois, First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc., a retail payment processing company. The Company has applied with its bank regulators for approval to merge BankIllinois and First Trust Bank of Shelbyville effective late in the second quarter of 2002. The resulting bank will be BankIllinois. The merger is not expected to have a significant impact on the consolidated financial statements.

On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

On April 23, 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share.

Note 3.  New Accounting Rules and Regulations

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

Note 4.  Income per Share

Net income per common share has been computed as follows:

                                                               Three Months Ended
                                                             -------------------------
                                                                    March 31,
                                                             -------------------------
                                                                2002          2001*
                                                             -------------------------
Net Income ...............................................   $ 4,410,000   $ 3,668,000
Shares:
  Weighted average common shares outstanding .............    11,097,242    10,988,282
  Dilutive effect of outstanding options, as determined by
    the application of the treasury stock method .........        50,732       198,949
                                                             -------------------------
  Weighted average common shares oustanding,
    as adjusted ..........................................    11,147,974    11,187,231
                                                             =========================
Basic earnings per share .................................   $      0.40   $      0.33
                                                             =========================
Diluted earnings per share ...............................   $      0.40   $      0.33
                                                             =========================

* As restated for 5% Sept. 2001 stock dividend

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets decreased $45.244 million, or 3.9%, to $1.106 billion at March 31, 2002 compared to $1.152 billion at December 31, 2001. Increases in federal funds sold and interest earning deposits, other assets and non-marketable equity securities were offset by decreases in all other asset categories.

Cash and due from banks decreased $47.832 million, or 54.4%, to $40.063 million at March 31, 2002 compared to $87.895 million at December 31, 2001, primarily due to a smaller dollar amount of deposit items in process of collection at March 31, 2002 compared to December 31, 2001.

Federal funds sold and interest earning deposits increased $23.845 million, or 318.6%, to $31.329 million at March 31, 2002 compared to $7.484 million at December 31, 2001. This increase was due to a smaller dollar amount of deposit items in process of collection at March 31, 2002 compared to December 31, 2001.

Total investments in debt and equity securities decreased $13.217 million, or 3.9%, to $322.205 million at March 31, 2002 compared to $335.422 million at December 31, 2001. Investments in securities available-for-sale decreased $8.060 million, or 3.0%, and investments in debt and equity securities held-to-maturity decreased $5.195 million, or 8.1%, at March 31, 2002 compared to December 31, 2001. Slightly offsetting these decreases was an increase in non-marketable equity securities of $0.038 million, or 0.7%, for the same period. Investments fluctuate with loan demand and deposit volume.

Mortgage loans held for sale decreased $5.978 million, or 68.1%, to $2.797 million at March 31, 2002 compared to $8.775 million at December 31, 2001. This decrease was attributable to the decrease in demand due to the interest rate environment, which has seen a slight increase in mortgage rates since the end of 2001.

Loans, net of allowance for loan losses, decreased $2.472 million, or 0.4%, to $670.589 million at March 31, 2002 from $673.061 million at December 31, 2001. Decreases in commercial, financial and agricultural loans of $25.347 million, or 10.3%, and installment and consumer loans of $9.137 million, or 7.6%, were partially offset by an increase of $32.210 million, or 10.2%, in real estate loans at March 31, 2002 compared to December 31, 2001.

Premises and equipment decreased $0.269 million, or 1.4%, from $19.259 million at December 31, 2001 to $18.990 million at March 31, 2002. The decrease was caused by depreciation expense of $0.660 million offset by purchases of $0.391 million.

Other assets increased $1.065 million, or 9.9%, from $10.725 million at December 31, 2001 to $11.790 million at March 31, 2002 primarily due to an increase of $0.478 million in accrued trust income receivable.

Total liabilities decreased $49.915 million, or 4.9%, to $965.603 million at March 31, 2002 from $1.016 billion at December 31, 2001. Decreases in total deposits, federal funds purchased, repurchase agreements and notes payable, accrued interest payable and Federal Home Loan Bank advances and other borrowings were slightly offset by an increase in other liabilities.

Total deposits decreased $46.433 million, or 5.3%, to $837.676 million at March 31, 2002 from $884.109 million at December 31, 2001. Decreases in deposits included $30.656 million, or 21.9%, in time deposits $100,000 and over, $11.342 million, or 8.5%, in non-interest bearing demand deposits, $7.409 million, or 3.2%, in other time and $1.243 million, or 1.1%, in interest bearing demand deposits. Somewhat offsetting these decreases was an increase of $4.217 million, or 1.6%, in savings deposits. The decrease in time deposits $100,000 and over was mainly due to the maturity of a large short-term deposit at the beginning of 2002.

Federal funds purchased, repurchase agreements and notes payable decreased $3.730 million, or 4.4%, to $81.477 million at March 31, 2002 compared to $85.207 million at December 31, 2001. Included in this change were decreases of $4.007 million in repurchase agreements and $1.825 million in federal funds purchased. Somewhat offsetting these decreases was an increase in notes payable of $2.102 million.

Other liabilities increased $1.003 million, or 12.7%, to $8.920 million at March 31, 2002 from $7.917 million at December 31, 2001. This change was primarily due to a $0.588 million increase in federal income taxes payable due to income tax expense being $536,000 higher in the first quarter of 2002 compared to the same period in 2001.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2002 and December 31, 2001:

                   Carrying Value of Securities
                          (in thousands)

                                                        March 31,   December 31,
                                                          2002          2001
                                                        ------------------------
Available-for-sale:
  U.S. Treasury ..................................       $  6,999    $  8,577
  Federal agencies ...............................        184,096     191,325
  Mortgage-backed securities .....................         42,535      28,279
  State and municipal ............................         16,126      15,642
  Corporate and other obligations ................          3,082       3,099
  Marketable equity securities ...................          5,598      19,574
                                                         --------------------
        Total available-for-sale .................       $258,436    $266,496
                                                         ====================

Held-to-maturity:
  Federal agencies ...............................       $  1,750    $  1,750
  Mortgage-backed securities .....................         15,028      19,842
  State and municipal ............................         41,845      42,226
                                                         --------------------
        Total held-to-maturity ...................       $ 58,623    $ 63,818
                                                         ====================

Non-marketable equity securities:
  FHLB and FRB stock1 ............................       $  3,807    $  3,766
  Other equity investments .......................          1,339       1,342
                                                         --------------------
        Total ....................................       $  5,146    $  5,108
                                                         ====================

        Total investment securities ..............       $322,205    $335,422
                                                         ====================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2002. All securities are shown at their contractual maturity.

                                                      Maturities and Weighted Average Yields of Debt Securities
                                                                      (dollars in thousands)
                                                                           March 31, 2002
                                    --------------------------------------------------------------------------------------------
                                         1 year              1 to 5             5 to 10           Over 10
                                         or less              years              years             years              Total
                                    --------------------------------------------------------------------------------------------
                                     Amount     Rate     Amount    Rate     Amount   Rate    Amount     Rate     Amount    Rate
                                    --------------------------------------------------------------------------------------------
Securities available-
  for-sale
  U.S. Treasury .................   $  4,453    6.10%   $  2,546   3.59%   $    --     --    $     --     --    $  6,999   5.19%
  Federal agencies ..............   $ 28,694    6.13%   $153,410   4.80%   $ 1,993   6.24%   $     (1)    --    $184,096   5.02%
  Mortgage-backed
    securities1 .................   $  6,305    2.27%   $ 20,583   5.41%   $ 5,683   5.50%   $  9,964   6.38%   $ 42,535   5.18%
  State and municipal ...........   $  1,020    6.00%   $  6,561   6.15%   $ 6,679   7.53%   $  1,866   7.67%   $ 16,126   6.89%
  Other securities ..............   $     --      --    $  3,082   5.31%   $    --     --    $     --     --    $  3,082   5.31%
  Marketable equity
    securities ..................   $     --      --    $     --     --    $   - -     --    $     --     --    $  5,598     --
                                    --------------------------------------------------------------------------------------------
        Total ...................   $ 40,472            $186,182           $14,355           $ 11,829           $258,436
                                    --------------------------------------------------------------------------------------------
Average Yield ...................               5.52%              4.91%             6.55%              6.58%              5.18%
                                    ============================================================================================
Securities held-
  to-maturity
  Federal agencies ..............   $  1,750     6.04%  $   --       --    $    --     --    $     --     --    $  1,750   6.04%
  Mortgage-backed
    securities1 .................   $  9,891     4.70%  $  3,679   6.53%   $ 1,458   6.53%   $     --     --    $ 15,028   5.33%
  State and municipal ...........   $  3,626     6.40%  $ 30,918   6.25%   $ 7,301   7.13%   $     --     --    $ 41,845   6.42%
                                    --------------------------------------------------------------------------------------------
        Total ...................   $ 15,267            $ 34,597           $ 8,759           $     --           $ 58,623
                                    ============================================================================================
Average Yield ...................                5.26%             6.28%             7.03%                --               6.13%
                                    ============================================================================================

Non-marketable equity securities2
  FHLB and FRB stock ............   $     --       --   $     --     --    $    --     --    $     --     --    $  3,807     --
  Other equity investments ......   $     --       --   $     --     --    $    --     --    $     --     --    $  1,339     --
                                    --------------------------------------------------------------------------------------------
        Total ...................   $     --       --   $     --     --    $    --     --    $     --     --    $  5,146     --
                                    =============================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.
2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans for March 31, 2002 and December 31, 2001 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                            March 31, 2002     December 31, 2001
                                         ------------------- -------------------
                                          Amount  Percentage  Amount  Percentage
                                         ---------------------------------------

Commercial, financial and agricultural   $220,695   32.45%   $246,042    36.06%
Real estate ..........................    348,903   51.31%    316,693    46.41%
Installment and consumer1 ............    110,448   16.24%    119,585    17.53%
                                         ---------------------------------------
        Total loans ..................   $680,046  100.00%   $682,320   100.00%
                                         =======================================

1   Net of unearned discount

The balance of loans outstanding as of March 31, 2002 by maturity is shown in the following table:

         Maturity of Loans Outstanding
             (dollars in thousands)
                 March 31, 2002

                                          1 year      1 to 5      Over 5
                                          or less      years       years      Total
                                         --------------------------------------------
Commercial, financial and agricultural   $106,999    $ 98,991    $ 14,705    $220,695
Real estate ..........................     43,412     131,035     174,456     348,903
Installment and consumer1 ............     35,294      68,317       6,837     110,448
                                         --------------------------------------------
        Total ........................   $185,705    $298,343    $195,998    $680,046
                                         ============================================

Percentage of total loans outstanding      27.31%      43.87%      28.82%     100.00%
                                         ============================================

1   Net of unearned discount

Capital

Total shareholders' equity increased $4.671 million from December 31, 2001 to March 31, 2002. Treasury stock transactions were $3.063 million, primarily due to the exercise of employee stock options. The change in capital is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Shareholders' equity, December 31, 2001 ....................         $ 135,993
  Net income ...............................................             4,410
  Treasury stock transactions, net .........................             3,063
  Stock appreciation rights ................................                 7
  Cash dividends declared ..................................            (1,454)
  Other comprehensive income ...............................            (1,355)
                                                                     ---------
Shareholders' equity, March 31, 2002 .......................         $ 140,664
                                                                     =========

On March 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of the Company's common stock. The dividend of $1.454 million was paid on April 23, 2002 to holders of record on April 5, 2002. On April 23, 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                               To be well
                                                           For capital     capitalized under
                                                            adequacy       prompt corrective
                                            Actual          purposes:      action provisions:
                                      -------------------------------------------------------
                                       Amount    Ratio    Amount    Ratio   Amount    Ratio
                                      -------------------------------------------------------
As of March 31, 2002:
  Total capital
    (to risk-weighted assets)
    Consolidated ..................   $148,640   19.2%   $ 61,927    8.0%        N/A
    BankIllinois ..................   $ 67,616   15.9%   $ 34,074    8.0%   $ 42,592   10.0%
    First National Bank of Decatur    $ 49,162   16.7%   $ 23,520    8.0%   $ 29,400   10.0%
    First Trust Bank of Shelbyville   $ 11,337   26.2%   $  3,464    8.0%   $  4,330   10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ..................   $139,080   18.0%   $ 30,963    4.0%        N/A
    BankIllinois ..................   $ 62,364   14.6%   $ 17,037    4.0%   $ 25,555    6.0%
    First National Bank of Decatur    $ 45,501   15.5%   $ 11,760    4.0%   $ 17,640    6.0%
    First Trust Bank of Shelbyville   $ 10,794   24.9%   $  1,732    4.0%   $  2,598    6.0%
  Tier I capital
    (to average assets)
    Consolidated ..................   $139,080   12.5%   $ 44,400    4.0%        N/A
    BankIllinois ..................   $ 62,364   10.4%   $ 23,940    4.0%   $ 29,925    5.0%
    First National Bank of Decatur    $ 45,501   10.6%   $ 17,118    4.0%   $ 21,397    5.0%
    First Trust Bank of Shelbyville   $ 10,794   14.1%   $  3,069    4.0%   $  3,837    5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2002:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

                                                1-30         31-90         91-180       181-365         Over
                                                Days          Days           Days         Days         1 year       Total
                                             -------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest earning deposits ............   $   31,329    $       --    $       --    $       --    $       --   $   31,329
  Debt and equity securities 1 ...........       15,491        20,359        11,621        38,001       236,733      322,205
  Loans 2 ................................      176,762        24,376        35,606        52,868       393,231      682,843
                                             -------------------------------------------------------------------------------
        Total earning assets .............   $  223,582    $   44,735    $   47,227    $   90,869    $  629,964   $1,036,377
                                             -------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits 3 ....................   $   35,338    $    1,449    $    2,173    $    4,346    $  165,149   $  208,455
  Money market savings
    deposits .............................      146,348            --            --            --            --      146,348
  Time deposits ..........................       33,468        43,610        55,078        86,709       114,694      333,559
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       77,976           505         2,320            91           585       81,477
  FHLB advances and
    other borrowings .....................           --            --         5,000         7,138        22,717       34,855
                                             -------------------------------------------------------------------------------
        Total interest bearing liabilities   $  293,130    $   45,564    $   64,571    $   98,284    $  303,145   $  804,694
                                             -------------------------------------------------------------------------------
Net asset (liability) funding gap ........      (69,548)         (829)      (17,344)       (7,415)      326,819      231,683
                                             -------------------------------------------------------------------------------

Repricing gap ............................         0.76          0.98          0.73          0.92          2.08         1.29
Cumulative repricing gap .................         0.76          0.79          0.78          0.81          1.29         1.29
                                             --------------------------------------------------------------------------------

1    Debt  and  equity  securities   included   securities   available-for-sale,
     securities held-to-maturity, and non-marketable equity securities.

2    Loans are gross and include mortgage loans held-for-sale.

3 The total of savings and interest-bearing demand deposits does not include $27.250 million of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                               1-30 Days   31-90 Days   91-180 Days   181-365 Days   Over 1 Year
                               ---------   ----------   -----------   ------------   -----------
Savings and interest-bearing
  demand deposits                0.45%        0.85%        1.25%         2.45%          95.00%

At March 31, 2002, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $695,000 in the 1-30 days category and $704,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $37 million from the Federal Home Bank on a secured basis.

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

The following table shows projected results at March 31, 2002 and December 31, 2001 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                Basis Point Change
                       ---------------------------------------
                       +200       +100       -100        -200
                       ---------------------------------------

March 31, 2002         2.8%       1.4%       (1.4%)     (3.3%)
December 31, 2001      4.2%       2.1%       (2.1%)     (3.6%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first three months of 2002. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $23.987 million from December 31, 2001 to March 31, 2002. This decrease came from cash used in financing activities offset somewhat by cash provided by operating and investing activities.

There were differences in the sources and uses of cash during the first three months of 2002 compared to the first three months of 2001. More cash was provided by operating activities during the first three months of 2002 compared to the same period of 2001. Cash was provided during the first three months of 2002 for net loans originated for sale because proceeds from sales were higher than originated loans, whereas during the first three months of 2001, originated loans were higher than proceeds from sales. Less cash was provided by investing activities during the first three months of 2002 compared to the same period of 2001 due to changes in the Company's investment portfolio. During the first three months of 2002, net cash provided by investing activities involving the Company's investment portfolio was $10.972 million compared to $27.296 million during the same period in 2001. Cash was used in financing activities during the first three months of 2002 compared to cash provided during the first three months of 2001. This was primarily due to cash used because of decreases in deposits during the first three months of 2002 compared to cash provided from increases in deposits during the same period of 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.457 million at March 31, 2002 compared to $9.259 million at December 31, 2001, as net charge-offs were $132,000 and provisions totaled $330,000 during the first three months of 2002. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.38% at March 31, 2002, or slightly more than the
December 31, 2001 percentage of 1.34%. Gross loans, including loans held-for-sale, decreased 1.2% to $682.843 million at March 31, 2002 from $691.095 million at December 31, 2001.

The allowance for loan losses as a percentage of nonperforming loans was 201.3% at March 31, 2002 compared to 181.0% at December 31, 2001. Nonperforming loans decreased from $5.115 million at December 31, 2001 to $4.699 million at March 31, 2002. The $416,000 decrease in nonperforming loans during the first three months resulted from a $1.125 million decrease in loans past due 90 days or more, offset somewhat by a $709,000 increase in nonaccrual loans. The increase in nonaccruals consisted primarily of residential mortgage loans as well as a more aggressive approach toward placing 90-day consumer loan delinquencies on nonaccrual status. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

Along with other financial institutions, management shares a concern for the outlook of the economy in 2002. In addition to the softening of the economy in 2001, the tragic events of September 11, 2001 further clouded the economic outlook, severely impacting several major industries, as well as the economy as a whole. Additionally, consumer confidence, a key factor in the economy, was negatively impacted. Although the economy shows signs of improving, the past economic slowdown could still adversely affect cash flows from both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)
                                                                March 31,
                                                          ----------------------
                                                            2002          2001
                                                          ----------------------

Allowance for loan losses at
  beginning of year ................................      $ 9,259       $ 8,879
Charge-offs during period:
  Commercial, financial and agricultural ...........      $   (16)      $   (15)
  Real estate ......................................           --            --
  Installment and consumer .........................         (278)         (213)
                                                          ----------------------
        Total ......................................      $  (294)      $  (228)
                                                          ----------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........      $    88       $    44
  Residential real estate ..........................           24            63
  Installment and consumer .........................           50            30
                                                          ----------------------
        Total ......................................      $   162       $   137
                                                          ----------------------
        Net (charge-offs) recoveries ...............      $  (132)      $   (91)
Provision for loan losses ..........................          330           235
                                                          ----------------------
Allowance for loan losses at end of quarter ........      $ 9,457       $ 9,023
                                                          ======================
Ratio of net (charge-offs) recoveries to
  average net loans ................................       -0.02%        -0.01%
                                                          ----------------------

The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                              March 31, 2002   December 31, 2001
                                              ----------------------------------

Allocated:
  Commercial, financial and agricultural ..       $5,486           $5,487
  Residential real estate .................          384              419
  Installment and consumer ................        1,951            2,000
                                                  -----------------------
        Total allocated allowance .........       $7,821           $7,906
Unallocated allowances ....................        1,636            1,353
                                                  -----------------------
Total .....................................        9,457            9,259
                                                  =======================

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

                 Nonperforming Loans (dollars in thousands)

                                              March 31, 2002   December 31, 2001
                                              ----------------------------------

Nonaccrual loans1 .......................         $4,050            $3,341
Loans past due 90 days or more ..........         $  649            $1,774
Renegotiated loans ......................         $   63            $   67


1 Includes $3.886 million at March 31, 2002 and $3.216 million at December 31, 2001 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
     114).

                              Results of Operations

Results of Operations For the Three Months Ended March 31, 2002

Net income for the first three months of 2002 was $4.410 million, a $742,000, or 20.2%, increase from $3.668 million for the same period in 2001. Basic and diluted earnings per share increased $0.07, or 21.2%, to $0.40 per share in the first quarter of 2002 from $0.33 per share in the first quarter of 2001.

Operating earnings for the three months ended March 31, 2002 were $4.410 million compared to $3.883 million for the same period in 2001, an increase of $527,000, or 13.6%. Basic and diluted operating earnings per share increased 14.3%, to $0.40, in the first quarter of 2002 from $0.35 in the first quarter of 2001. The difference between operating and net earnings in the first quarter of 2001 was due to merger and restructuring related expenses, net of tax, of $215,000. The 2001 merger and restructuring expenses consisted of $50,000 of data processing expense and $276,000 of termination of employment contracts, offset by $111,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                          Three Months Ended March 31,

                                                            2002                               2001
                                           --------------------------------------------------------------------
                                            Average                             Average
                                            Balance       Interest     Rate     Balance      Interest     Rate
                                           --------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  273,909    $    3,325    4.86%   $  247,313   $    3,682    5.96%
Tax-exempt investment securities1 (TE) .       55,487           909    6.55%       48,111          823    6.84%
Federal funds sold and interest earning
  deposits2 ............................       20,539            95    1.85%       46,174          660    5.72%
Loans3,4 (TE) ..........................      673,475        12,191    7.24%      657,788       14,247    8.66%
                                           --------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,023,410    $   16,520    6.46%   $  999,386   $   19,412    7.77%
                                           --------------------------------------------------------------------

Cash and due from banks ................   $   48,993                          $   55,702
Premises and equipment .................       19,136                              20,842
Other assets ...........................       18,650                              19,388
                                           --------------------------------------------------------------------
        Total assets ...................   $1,110,189                          $1,095,318
                                           ====================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  106,084    $      150    0.57%   $  114,774   $      685    2.39%
Savings ................................      251,182         1,121    1.79%      225,441        2,167    3.84%
Time deposits ..........................      338,388         3,736    4.42%      361,949        5,334    5.89%
Federal funds purchased, repurchase
  agreements, and notes payable ........       72,304           326    1.80%       70,621          779    4.41%
FHLB advances and other borrowings .....       35,268           494    5.60%       39,073          614    6.29%
                                           --------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  803,226    $    5,827    2.90%   $  811,858   $    9,579    4.72%
                                           --------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  105,026                          $  102,601
Noninterest bearing savings deposits ...       51,961                              37,819
Other liabilities ......................        9,744                              15,959
                                           --------------------------------------------------------------------
        Total liabilities ..............   $  969,957                          $  968,237
Shareholders' equity ...................      140,232                             127,081
                                           --------------------------------------------------------------------
        Total liabilities and
        stockholders' equity ...........   $1,110,189                          $1,095,318
                                           ====================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.56%                              3.05%
                                           ====================================================================

Net interest income (TE) ...............                 $   10,693                         $    9,833
                                           ====================================================================
Net yield on interest
  earnings assets (TE) .................                               4.18%                              3.94%
                                           ====================================================================
See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $19,000 and $35,000 in 2002 and 2001, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $250,000 and $175,000 in 2002 and 2001, respectively, are included in total loan income.

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

           Analysis of Volume and Rate Changes
                     (in thousands)
            Three Months Ended March 31, 2002

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to      Due to
                                                      Year      Volume       Rate
                                                    -------------------------------
Interest Income
  Taxable investment securities ..................   $  (357)   $ 1,870    $(2,227)
  Tax-exempt investment securities (TE) ..........        86        285       (199)
  Federal funds sold and interest earning deposits      (565)      (255)      (310)
  Loans (TE) .....................................    (2,056)     2,114     (4,170)
                                                     ------------------------------
        Total interest income (TE) ...............   $(2,892)   $ 4,014    $(6,906)
                                                     ------------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $(1,581)   $   926    $(2,507)
  Time deposits ..................................    (1,598)      (329)    (1,269)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (453)       125       (578)
  FHLB advances and other borrowings .............      (120)       (57)       (63)
                                                     ------------------------------
        Total interest expense ...................   $(3,752)   $   665    $(4,417)
                                                     ------------------------------

Net Interest Income (TE) .........................   $   860    $ 3,349    $(2,489)
                                                     ==============================

1 Due to deposit reclassifications described above, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $860,000, or 8.7%, higher for the first three months of 2002 compared to 2001. Total tax-equivalent interest income was $2.892 million, or 14.9%, lower in 2002 compared to 2001, and interest expense decreased $3.752 million, or 39.2%. The decrease in tax-equivalent interest income was mainly due to lower rates, offset somewhat by an increase in average balances. The decrease in interest expense was due primarily to lower rates.

The decrease in total tax-equivalent interest income was mainly due to a decrease in interest income from loans, federal funds sold and interest-earning deposits and taxable investment securities, offset somewhat by an increase in interest income from tax-exempt investment securities. The decrease in interest income from loans was due to lower rates, offset somewhat by an increase in average balances. The decrease in interest income from federal funds sold and interest earning deposits was due to a combination of lower rates and lower average balances. The decrease in interest income from taxable investment securities was due to lower rates, offset somewhat by an increase in average balances. The increase in interest income from tax-exempt investment securities was due to an increase in average balances, offset somewhat by lower rates.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Interest expense on time deposits decreased due to lower rates as well as a decrease in average balances. Interest expense on interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable decreased primarily due to lower rates, offset slightly by an increase in average balances. The decrease in interest expense on FHLB advances and other borrowings was a combination of lower rates and lower average balances.

The provision for loan losses recorded was $330,000 during the first three months of 2002. This was $95,000, or 40.4%, higher than the $235,000 recorded during the first three months of 2001. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

Total non-interest income increased $637,000, or 15.6%, during the first three months of 2002 compared to the first three months of 2001. Included in this increase was an increase of $289,000, or 17.4%, in income from remittance processing. This increase was primarily due to increased volume coupled with restructured pricing for some customers. Income from trust and brokerage fees increased $176,000, or 13.8%, during the first quarter of 2002 compared to the first quarter of 2001. This was mainly due to an increase in total assets under management upon which fees are based. Total assets under management increased $380.0 million, or 33.4%, at March 31, 2002 compared to March 31, 2001. Service charges on deposit accounts increased $70,000, or 14.5%, during the first quarter of 2002 compared to the same period in 2001. Gains on sales of mortgage loans held-for-sale increased $64,000, or 41.3%, during the first three months of 2002 compared to the same period in 2001. This increase reflected a $10.992 million, or 69.5%, increase in funded mortgage loans held-for-sale during the first quarter of 2002 compared to the first quarter of 2001. This increase was reflective of lower mortgage interest rates during the first three months of 2002 compared to the same period in 2001. Other income increased $45,000, or 10.4%, during the first three months of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a $7,000, or 9.1%, decrease in income from securities transactions during the first three months of 2002 compared to the same period in 2001.

Total non-interest expense increased $102,000, or 1.3%, during the first three months of 2002 compared to the same period in 2001. Of this increase, salaries and employee benefits increased $239,000, or 5.3%, during the first quarter of 2002 compared to the first quarter of 2001. Data processing expense increased $99,000, or 21.3%, in the first quarter of 2002 compared to the first quarter of 2001. As a result of a computer system conversion at the Company's Decatur bank in 2001, computer processing expense increased due to a change from in-house data processing to third party service bureau data processing. Also contributing to the overall increase in non-interest expense was an increase in service charges from correspondent banks of $34,000, or 16.8%, in the first three months of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a decrease in other non-interest expense of $87,000, or 7.8%, during the first quarter of 2002 compared to the first quarter of 2001. Equipment expense decreased $73,000, or 9.6%, during the first three months of 2002 compared to the same period in 2001. This decrease was primarily due to conversion to third party service bureau data processing from in-house data processing. Occupancy expense decreased $62,000, or 10.1%, during the first three months of 2002 compared to the same period in 2001. This was mainly due to lower utilities and maintenance expenses because of the mild winter in 2002. Office supplies decreased $48,000, or 12.3%, in the first quarter of 2002 compared to the first quarter of 2001. Included in office supplies expense in 2001 were additional printing and mailing expense to announce a computer system conversion, and additional supplies purchased as a result of the conversion.

Income tax expense increased $536,000, or 32.3%, during the first three months of 2002 compared to the first three months of 2001. The effective tax rate increased to 33.2% during the first quarter of 2002 from 31.2% during the first quarter of 2001. The difference in the effective tax rate was that the 2001 expense was offset by a State net operating loss carry forward.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Company's subsidiary banks offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations:

o retail lockbox processing of payments delivered by mail on behalf of the biller
o processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges
o concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS

The Company operates primarily to manage its investment in the subsidiaries. Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

                                    Banking     Remittance
                                   Services      Services    Company     Eliminations     Total
--------------------------------------------------------------------------------------------------
March 31, 2002
  Total interest income .......   $   16,194   $       24   $       43    $      (54)   $   16,207
  Total interest expense ......        5,881           --           --           (54)        5,827
  Provision for loan losses ...          330           --           --            --           330
  Total non-interest income ...        2,880        1,980           27          (163)        4,724
  Total non-interest expense ..        6,836        1,331          164          (163)        8,168
  Income before income tax ....        6,027          673          (94)           --         6,606
  Income tax expense ..........        1,965          269          (38)           --         2,196
  Net income ..................        4,062          404          (56)           --         4,410
  Total assets ................    1,095,135        7,790      142,862      (139,520)    1,106,267
  Depreciation and amortization          532          126            8            --           666

March 31, 2001
  Total interest income .......   $   19,123   $       37      $    27    $      (66)   $   19,121
  Total interest expense ......        9,645           --           --           (66)        9,579
  Provision for loan losses ...          235           --           --            --           235
  Total non-interest income ...        2,446        1,777        4,011        (4,147)        4,087
  Total non-interest expense ..        6,427        1,332          513          (206)        8,066
  Income before income tax ....        5,262          482        3,525        (3,941)        5,328
  Income tax expense ..........        1,638          165         (143)           --         1,660
  Net income ..................        3,624          317        3,668        (3,941)        3,668
  Total assets ................    1,085,406        6,454      133,917      (129,817)    1,095,960
  Depreciation and amortization          584          123            6            --           713

Recent Regulatory Developments

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA
PATRIOT Act also requires the Secretary of the Treasury to prescribe, by regulations to be issued jointly with the federal banking regulators and certain other agencies, minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations suspected of engaging in terrorist acts or money laundering activities.

During the first quarter of 2002, the Financial Crime Enforcement Network (FinCEN), a bureau of the Department of the Treasury, issued proposed and interim regulations as mandated by the USA PATRIOT Act that would: (i) prohibit certain financial institutions from providing correspondent accounts to foreign shell banks; (ii) require such financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks; (iii) require certain financial institutions that provide correspondent accounts to foreign banks to maintain records of the ownership of such foreign banks and their agents in the United States; (iv) require the termination of correspondent accounts of foreign banks that fail to turn over their account records in response to a lawful request from the Secretary of the Treasury or the Attorney General; and (v) encourage information sharing among financial institutions and federal law enforcement agencies to identify, prevent, deter and report money laundering and terrorist activity. To date, it has not been possible to predict the impact the USA PATRIOT ACT and its implementing regulations may have on the Company or its subsidiary banks in the future.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

o The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

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

o The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increase in competitive pressures in the financial services sector.

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

MAIN STREET TRUST, INC.



Date:  May 14, 2002



By:  /s/ David B. White
     --------------------------------------------
     David B. White, Executive Vice President
     and Chief Financial Officer

By:  /s/ Van A. Dukeman
     --------------------------------------------
     Van A. Dukeman, President
     and Chief Executive Officer