Form 10-Q
period 2002-06-30
MAIN STREET TRUST INC
filed 2002-08-14
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


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

Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.         YES   X   NO ____
                              -----

Indicate the number of shares outstanding of the registrant's common stock, as of August 7, 2002.

Main Street Trust, Inc. Common Stock                                  10,501,787

                                Table of Contents


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)                          3 - 10

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10 - 28

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                             28

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            29

         Item 2. Changes in Securities                                        29

         Item 3. Defaults Upon Senior Securities                              29

         Item 4. Submission of Matters to a Vote of Security Holders          29

         Item 5. Other Information                                            29

         Item 6. Exhibits and Reports on Form 8-K                             29


SIGNATURES                                                                    30

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001
                  (Unaudited, in thousands, except share data)

                                                                                     June 30,     December 31,
                                                                                        2002         2001
                                                                                    ---------------------------
ASSETS
Cash and due from banks .........................................................   $    60,589    $    87,895
Federal funds sold and interest earning deposits ................................         3,603          7,484
Investments in debt and equity securities:
  Available-for-sale, at fair value .............................................       248,846        266,496
  Held-to-maturity, at cost (fair value of $55,048 and $64,727
    at June 30, 2002 and December 31, 2001, respectively) .......................        53,391         63,818
  Non-marketable equity securities ..............................................         6,079          5,108
Mortgage loans held for sale ....................................................         2,131          8,775
Loans, net of allowance for loan losses of $9,401 and $9,259
  at June 30, 2002 and December 31, 2001, respectively ..........................       680,661        673,061
Premises and equipment ..........................................................        18,928         19,259
Accrued interest receivable .....................................................         7,631          8,890
Other assets ....................................................................        13,447         10,725
                                                                                    --------------------------
        Total assets ............................................................   $ 1,095,306    $ 1,151,511
                                                                                    ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing ................................................   $   111,491    $   133,406
    Demand, interest bearing ....................................................        98,144        111,241
    Savings .....................................................................       291,015        267,838
    Time, $100 and over .........................................................       129,718        140,042
    Other time ..................................................................       231,074        231,582
                                                                                    --------------------------
        Total deposits ..........................................................       861,442        884,109

Federal funds purchased, repurchase agreements and notes payable ................        55,182         85,207
Federal Home Loan Bank advances and other borrowings ............................        37,839         34,895
Accrued interest payable ........................................................         2,785          3,390
Other liabilities ...............................................................         9,093          7,917
                                                                                    --------------------------
        Total liabilities .......................................................       966,341      1,015,518
                                                                                    --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ...................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized; 11,219,319 and
    11,111,281 shares issued at June 30, 2002 and December 31, 2001, respectively           112            111
  Paid in capital ...............................................................        55,347         54,147
  Retained earnings .............................................................        87,065         83,810
  Accumulated other comprehensive income ........................................         2,975          2,750
                                                                                    --------------------------
                                                                                        145,499        140,818
Less: treasury stock, at cost, 711,832 and 267,783 shares
  at June 30, 2002 and December 31, 2001, respectively ..........................       (16,534)        (4,825)
                                                                                    --------------------------

        Total shareholders' equity ..............................................       128,965        135,993
                                                                                    --------------------------
        Total liabilities and shareholders' equity ..............................   $ 1,095,306    $ 1,151,511
                                                                                    ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2002 and 2001
                  (Unaudited, in thousands, except share data)

                                                                         2002          2001
                                                                     -------------------------
Interest income: .................................................
  Loans and fees on loans ........................................   $    24,382   $    28,349
  Investments in debt and equity securities
    Taxable ......................................................         6,455         7,186
    Tax-exempt ...................................................         1,194         1,107
  Federal funds sold and interest earning deposits ...............           196         1,235
                                                                     -------------------------
        Total interest income ....................................        32,227        37,877

Interest expense:
  Demand, savings, and other time deposits .......................         7,400        12,996
  Time deposits $100 and over ....................................         2,325         2,776
  Federal funds purchased, repurchase agreements and notes payable           649         1,482
  Federal Home Loan Bank advances and other borrowings ...........           993         1,171
                                                                     -------------------------
        Total interest expense ...................................        11,367        18,425
                                                                     -------------------------

        Net interest income ......................................        20,860        19,452
Provision for loan losses ........................................           660           610
                                                                     -------------------------
        Net interest income after provision for loan losses ......        20,200        18,842

Non-interest income:
  Remittance processing ..........................................         3,786         3,320
  Trust and brokerage fees .......................................         2,882         2,647
  Service charges on deposit accounts ............................         1,150         1,037
  Securities transactions, net ...................................           290           219
  Gain on sales of mortgage loans, net ...........................           395           315
  Other ..........................................................           955           811
                                                                     -------------------------
        Total non-interest income ................................         9,458         8,349

Non-interest expense:
  Salaries and employee benefits .................................         9,851         8,813
  Occupancy ......................................................         1,161         1,125
  Equipment ......................................................         1,362         1,571
  Data processing ................................................         1,238           861
  Office supplies ................................................           634           787
  Service charges from correspondent banks .......................           483           439
  Other ..........................................................         2,368         2,393
                                                                     -------------------------
        Total non-interest expense ...............................        17,097        15,989

        Income before income taxes ...............................        12,561        11,202
Income taxes .....................................................         4,108         3,470
                                                                     -------------------------
        Net income ...............................................   $     8,453   $     7,732
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      0.77   $      0.70
  Weighted average shares of common stock outstanding ............    11,045,188    10,972,701

  Diluted earnings per share .....................................   $      0.76   $      0.69
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    11,110,716    11,174,324

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Six Months Ended June 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                                            2002      2001
                                                                          ------------------
Net income ............................................................   $ 8,453    $ 7,732
                                                                          ------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax1 of
      $476 and $1,059 for June 30, 2002 and 2001, respectively ........       399      2,057
  Less:  reclassification adjustment for (gains) losses included in net income, net of tax1 of $(116) and $(74), for June 30, 2002
    and 2001, respectively ............................................      (174)      (145)
                                                                          ------------------
  Other comprehensive income, net of tax ..............................       225      1,912
                                                                          ------------------
  Comprehensive income ................................................   $ 8,678    $ 9,644
                                                                          ==================

See accompanying notes to unaudited consolidated financial statements.

1 During the second quarter of 2002, the Company's tax rate used to calculate deferred taxes on investment securities was increased to reflect a change in the tax position of the Company.

                     MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2002 and 2001
                   (Unaudited, in thousands, except share data)

                                                                        2002           2001
                                                                     -------------------------
Interest income:
  Loans and fees on loans ........................................   $    12,195   $    14,113
  Investments in debt and equity securities
    Taxable ......................................................         3,130         3,504
    Tax-exempt ...................................................           594           564
  Federal funds sold and interest earning deposits ...............           101           575
                                                                     -------------------------
        Total interest income ....................................        16,020        18,756
                                                                     -------------------------

Interest expense:
  Demand, savings, and other time deposits .......................         3,485         6,240
  Time deposits $100 and over ....................................         1,233         1,346
  Federal funds purchased, repurchase agreements and notes payable           323           703
  Federal Home Loan Bank advances and other borrowings ...........           499           557
                                                                     -------------------------
        Total interest expense ...................................         5,540         8,846
                                                                     -------------------------

        Net interest income ......................................        10,480         9,910
Provision for loan losses ........................................           330           375
                                                                     -------------------------
        Net interest income after provision for loan losses ......        10,150         9,535

Non-interest income:
  Remittance processing ..........................................         1,837         1,660
  Trust and brokerage fees .......................................         1,429         1,370
  Service charges on deposit accounts ............................           596           553
  Securities transactions, net ...................................           220           142
  Gain on sales of mortgage loans, net ...........................           176           160
  Other ..........................................................           476           377
                                                                     -------------------------
        Total non-interest income ................................         4,734         4,262

Non-interest expense:
  Salaries and employee benefits .................................         5,096         4,297
  Occupancy ......................................................           609           511
  Equipment ......................................................           674           810
  Data processing ................................................           675           397
  Office supplies ................................................           293           398
  Service charges from correspondent banks .......................           247           237
  Other ..........................................................         1,335         1,273
                                                                     -------------------------
        Total non-interest expense ...............................         8,929         7,923

        Income before income taxes ...............................         5,955         5,874
Income taxes .....................................................         1,912         1,810
                                                                     -------------------------
        Net income ...............................................   $     4,043   $     4,064
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      0.37   $      0.37
  Weighted average shares of common stock outstanding ............    11,028,764    10,956,848

  Diluted earnings per share .....................................   $      0.36   $      0.36
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    11,107,133    11,162,617

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES
                   Consolidated Statements of Comprehensive Income
                  For the Three Months Ended June 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                                        2002        2001
                                                                       ------------------
Net income .........................................................   $ 4,043    $ 4,064
                                                                       ------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax1 of
      $1,169 and $460 for June 30, 2002 and 2001, respectively .....     1,708        895
   Less:  reclassification adjustment for (gains) losses included in net income, net of tax1 of $(92) and $(48) for June 30, 2002
     and 2001, respectively ........................................      (128)       (94)
                                                                       ------------------
   Other comprehensive income, net of tax ..........................     1,580        801
                                                                       ------------------
   Comprehensive income ............................................   $ 5,623    $ 4,865
                                                                       ==================

See accompanying notes to unaudited consolidated financial statements.

1 During the second quarter of 2002, the Company's tax rate used to calculate deferred taxes on investment securities was increased to reflect a change in the tax position of the Company.

                         MAIN STREET TRUST, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows
                     For the Six Months Ending June 30, 2002 and 2001
                                (Unaudited, in thousands)

                                                                             2002         2001
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $   8,453    $   7,732
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................       1,321        1,429
    (Accretion) amortization of bond discounts and premiums, net ......         548         (228)
    Provision for loan losses .........................................         660          610
    Securities transactions, net ......................................        (290)        (219)
    Gain on sales of mortgage loans, net ..............................        (395)        (315)
    Federal Home Loan Bank stock dividend .............................         (89)        (105)
    Proceeds from sales of mortgage loans originated for sale .........      45,411       39,402
    Mortgage loans originated for sale ................................     (38,372)     (44,731)
    Other, net ........................................................        (962)      (2,244)
                                                                           ---------------------
        Net cash provided by operating activities .....................      16,285        1,331
                                                                           ---------------------
Cash flows from investing activities:
  Net increase in loans ...............................................      (8,499)      (4,917)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       1,791       26,956
    Available-for-sale ................................................      51,866       42,337
  Proceeds from sales of investments:
    Available-for-sale ................................................      43,122       68,737
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................        (575)     (17,493)
    Available-for-sale ................................................     (80,720)    (111,351)
    Other equity securities ...........................................        (880)        (500)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................       9,157        4,179
    Available-for-sale ................................................       3,730        1,372
  Principal paydowns on other equity securities .......................          31           31
  Purchases of premises and equipment .................................        (977)        (892)
                                                                           ---------------------
        Net cash provided by investing activities .....................      18,046        8,459
                                                                           ---------------------
Cash flows from financing activities:
  Net decrease in deposits ............................................     (22,667)     (37,184)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................     (30,025)       8,445
  Advances from Federal Home Loan Bank and other borrowings ...........      12,977        5,000
  Payments on Federal Home Loan Bank and other borrowings .............     (10,033)      (5,053)
  Cash dividends paid .................................................      (2,906)      (2,197)
  Issuance of new shares of common stock, net .........................       1,222         --
  Treasury stock transactions, net ....................................     (14,086)        (961)
                                                                          ----------------------
        Net cash used in financing activities .........................     (65,518)     (31,950)
                                                                          ----------------------
        Net decrease in cash and cash equivalents .....................     (31,187)     (22,160)
Cash and cash equivalents at beginning of year ........................      95,379       84,139
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  64,192    $  61,979
                                                                          ======================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ..........................................................   $  11,972    $  18,879
    Income taxes ......................................................       4,741        5,338
  Real estate acquired through or in lieu of foreclosure ..............         239         --
  Dividends declared not paid .........................................       1,366        1,146

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2001, and schedules included in Main Street Trust, Inc.'s. Form 10-K filed on March 20, 2002.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002.

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

The Company operates 17 banking centers and is the parent company of BankIllinois, First National Bank of Decatur, and FirsTech, Inc., a retail payment processing company. The Company received approval from its bank regulators to merge BankIllinois and the Company's former banking subsidiary, First Trust Bank of Shelbyville. The merger was effective June 19, 2002 and the resulting bank is BankIllinois. The merger is not expected to have a significant impact on the consolidated financial statements.

On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

On April 23, 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share. The tender offer was completed on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares outstanding, repurchased at a cost, including expenses, of $16.534 million.

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

Note 4.  Income per Share

         Net income per common share has been computed as follows:

                                                Six Month Ended           Three Months Ended
                                                    June 30,                    June 30,
                                            -----------------------------------------------------
                                               2002          2001*         2002          2001*
                                            -----------------------------------------------------
Net Income ..............................   $ 8,453,000   $ 7,732,000   $ 4,043,000   $ 4,064,000
                                            =====================================================
Shares:
  Weighted average common shares
    outstanding .........................    11,045,188    10,972,701    11,028,764    10,956,848
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ...........        65,528       201,623        78,369       205,769
                                            -----------------------------------------------------
  Weighted average common shares
    outstanding, as adjusted ............    11,110,716    11,174,324    11,107,133    11,162,617
                                            =====================================================
Basic earnings per share ................   $      0.77   $      0.70   $      0.37   $      0.37
                                            =====================================================
Diluted earnings per share ..............   $      0.76   $      0.69   $      0.36   $      0.36
                                            =====================================================

* As restated for 5% Sept. 2001 stock dividend

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition

Assets and Liabilities

Total assets decreased $56.205 million, or 4.9%, to $1.095 billion at June 30, 2002 compared to $1.152 billion at December 31, 2001. Increases in loans, other assets and non-marketable equity securities were offset by decreases in all other asset categories.

Cash and due from banks decreased $27.306 million, or 31.1%, to $60.589 million at June 30, 2002 compared to $87.895 million at December 31, 2001, due to a smaller dollar amount of deposit items in process of collection at June 30, 2002 compared to December 31, 2001.

Federal funds sold and interest earning deposits decreased $3.881 million, or 51.9%, to $3.603 million at June 30, 2002 compared to $7.484 million at December 31, 2001. Federal funds sold and interest earning deposits fluctuate with loan demand and deposit volume.

Total investments in debt and equity securities decreased $27.106 million, or 8.1%, to $308.316 million at June 30, 2002 compared to $335.422 million at December 31, 2001. Investments in securities available-for-sale decreased $17.650 million, or 6.6%, and investments in debt and equity securities held-to-maturity decreased $10.427 million, or 16.3%, at June 30, 2002 compared to December 31, 2001. Slightly offsetting these decreases was an increase in non-marketable equity securities of $0.971 million, or 19.0%, for the same period. Investments fluctuate with loan demand and deposit volume.

Mortgage loans held for sale decreased $6.644 million, or 75.7%, to $2.131 million at June 30, 2002 compared to $8.775 million at December 31, 2001.
Although interest rates continue to be low and demand good, the volume of mortgage loans during the first half of 2002 decreased compared to the increased volume during the fourth quarter of 2001.

Loans, net of allowance for loan losses, increased $7.600 million, or 1.1% to $680.661 million at June 30, 2002 from $673.061 million at December 31, 2001. An increase in real estate loans of $34.632 million, or 10.9%, was partially offset by decreases in commercial, financial and agricultural loans of $15.566 million, or 6.3%, and installment and consumer loans of $11.324 million, or 9.5%, at June 30, 2002 compared to December 31, 2001.

Premises and equipment decreased $0.331 million, or 1.7%, from $19.259 million at December 31, 2001 to $18.928 million at June 30, 2002. The decrease was caused by depreciation expense of $1.308 million offset by purchases of $0.977 million.

Other assets increased $2.722 million, or 25.4%, from $10.725 million at December 31, 2001 to $13.447 million at June 30, 2002. Included in this increase was a $1 million receivable for a US Treasury Note that had matured on June 30th and was collected on July 1st, as well as other real estate owned of $0.239 million at June 30, 2002 compared to $0 at December 31, 2001.

Total liabilities decreased $49.177 million, or 4.8%, to $966.341 million at June 30, 2002 from $1.016 billion at December 31, 2001. Decreases in federal funds purchased, repurchase agreements and notes payable, total deposits, and accrued interest payable were slightly offset by an increase in Federal Home Loan Bank advances and other borrowings and other liabilities.

Total deposits decreased $22.667 million, or 2.6%, to $861.442 million at June 30, 2002 from $884.109 million at December 31, 2001. Decreases in deposits included $21.915 million, or 16.4%, in non-interest bearing demand deposits, $13.097 million, or 11.8%, in interest bearing demand deposits, $10.324 million, or 7.4%, in time deposits $100,000 and over, and $0.508 million, or 0.2%, in other time. Somewhat offsetting these decreases was an increase of $23.177 million, or 8.7%, in savings deposits. The decrease in time deposits $100,000 and over included the maturity of a short-term $25.6 million deposit at the beginning of 2002. Despite the decrease from year-end, total deposits were $58.694 million, or 7.3%, higher than the June 30, 2001 balance of $802.748 million. Much of the shift in deposit volume from both non-interest bearing demand deposits and interest bearing demand deposits into savings deposits was the result of reclassifying additional accounts identified as non-transactional (exhibiting stable balance portions) into the savings category. Current regulations allow this reclassification in order to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

Federal funds purchased, repurchase agreements and notes payable decreased $30.025 million, or 35.2%, to $55.182 million at June 30, 2002 compared to $85.207 million at December 31, 2001. Included in this change were decreases of $25.149 million in repurchase agreements, $3.675 million in federal funds purchased and $1.201 million in notes payable.

Federal Home Loan Bank advances and other borrowings increased $2.944 million, or 8.4%, to $37.839 million at June 30, 2002 compared to $34.895 million at
December 31, 2001. The Company temporarily borrowed $3 million from a correspondent bank to fund the tender offer. This borrowing is expected to be repaid during the third quarter from dividends received from subsidiary companies.

Other liabilities increased $1.176 million, or 14.9%, to $9.093 million at June 30, 2002 from $7.917 million at December 31, 2001.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for June 30, 2002 and December 31, 2001:

                   Carrying Value of Securities
                          (in thousands)

                                                       June 30,     December 30,
                                                         2002           2001
                                                       -----------------------
Available-for-sale:
  U.S. Treasury ..................................     $  4,496       $  8,577
  Federal agencies ...............................      179,035        191,325
  Mortgage-backed securities .....................       43,160         28,279
  State and municipal ............................       16,462         15,642
  Corporate and other obligations ................        1,006          3,099
  Marketable equity securities ...................        4,687         19,574
                                                       -----------------------
        Total available-for-sale .................     $248,846       $266,496
                                                       =======================
Held-to-maturity:
  Federal agencies ...............................     $  1,750       $  1,750
  Mortgage-backed securities .....................       10,657         19,842
  State and municipal ............................       40,984         42,226
                                                       -----------------------
        Total held-to-maturity ...................     $ 53,391       $ 63,818
                                                       =======================
Non-marketable equity securities:
  FHLB and FRB stock1 ............................     $  3,855       $  3,766
  Other equity investments .......................        2,224          1,342
                                                       -----------------------
        Total ....................................     $  6,079       $  5,108
                                                       =======================
        Total investment securities ..............     $308,316       $335,422

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at June 30, 2002. All securities are shown at their contractual maturity.

                                             Maturities and Weighted Average Yields of Debt Securities
                                                                (dollars in thousands)
                                    ---------------------------------------------------------------------------------------
                                                                    June 30, 2002
                                    ---------------------------------------------------------------------------------------
                                    1 year            1 to 5            5 to 10          Over 10
                                    or less           years              years            years             Total
                                    Amount    Rate    Amount    Rate     Amount   Rate    Amount    Rate    Amount     Rate
                                    ---------------------------------------------------------------------------------------
Securities available-
  for-sale
  U.S. Treasury .................   $ 2,446   5.71%  $  2,050   3.03%   $    --     --    $    --     --    $  4,496   4.49%
  Federal agencies ..............   $58,525   5.30%  $117,869   4.73%   $ 2,641   6.42%   $    --     --    $179,035   4.94%
  Mortgage-backed ...............   $14,755   4.03%  $ 14,059   5.48%   $ 4,403   7.37%   $ 9,943   6.29%   $ 43,160   5.36%
    securities 1
  State and municipal ...........   $   764   6.63%  $  8,008   6.41%   $ 5,475   7.55%   $ 2,215   7.27%   $ 16,462   6.91%
  Other securities ..............   $ 1,006   4.26%  $     --     --    $    --     --    $    --     --    $  1,006   4.26%
  Marketable equity
    securities ..................   $    --          $     --     --    $    --     --    $    --     --    $  4,687     --
                                    ----------------------------------------------------------------------------------------
        Total ...................   $77,496          $141,986           $12,519           $12,158           $248,846
                                    ========================================================================================
Average Yield ...................             5.07%             4.88%             7.25%             6.47%              5.14%
                                    ========================================================================================
Securities held-
  to-maturity
  Federal agencies ..............   $ 1,750   6.03%  $     --     --    $    --     --    $    --     --    $  1,750   6.03%
  Mortgage-backed
    securities1 .................   $ 4,125   5.20%  $  4,825   6.15%   $   337   4.20%   $ 1,370   6.42%   $ 10,657   5.75%
  State and municipal ...........   $ 4,859   6.07%  $ 29,218   6.27%   $ 6,907   7.14%   $    --     --    $ 40,984   6.39%
                                    ----------------------------------------------------------------------------------------
        Total ...................   $10,734          $ 34,043           $ 7,244           $ 1,370           $ 53,391
                                    ========================================================================================
Average Yield ...................             5.73%             6.25%             7.00%             6.42%              6.25%
                                    ========================================================================================
Non-marketable equity securities2
  FHLB and FRB stock ............   $    --     --   $     --     --    $    --     --    $    --     --    $  3,855     --
  Other equity investments ......        --     --         --     --         --     --         --     --       2,224     --
                                    ---------------------------------------------------------------------------------------
        Total ...................   $    --     --   $     --     --    $    --     --    $    --     --    $  6,079     --
                                    =======================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans for June 30, 2002 and December 31, 2001 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                            June 30, 2002     December 31, 2001
                                        ----------------------------------------
                                         Amount  Percentage   Amount  Percentage
                                        ----------------------------------------

Commercial, financial and agricultural  $230,476    33.40%   $246,042    36.06%
Real estate ..........................   351,325    50.91%    316,693    46.41%
Installment and consumer1 ............   108,261    15.69%    119,585    17.53%
                                        ----------------------------------------
        Total loans ..................  $690,062   100.00%   $682,320   100.00%
                                        ========================================
1  Net of unearned discount

The balance of loans outstanding as of June 30, 2002 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)
                                  June 30, 2002

                                          1 year    1 to 5    Over 5
                                         or less     years     years      Total
                                         ---------------------------------------

Commercial, financial and agricultural   $112,495  $ 96,773  $ 21,208   $230,476
Real estate ..........................     40,332   133,695   177,298    351,325
Installment and consumer1 ............     33,593    61,428    13,240    108,261
                                         ---------------------------------------
        Total ........................   $186,420  $291,896  $211,746   $690,062
                                         =======================================
Percentage of total loans outstanding      27.01%    42.30%    30.69%    100.00%
                                         =======================================

1  Net of unearned discount

Capital

Total shareholders' equity decreased $7.028 million from December 31, 2001 to June 30, 2002. Treasury stock transactions were $14.086 million, primarily due to the completion of the tender offer, offset partially by the exercise of employee stock options. Stock options exercised prior to the completion of the tender offering were fulfilled using existing treasury stock, if available, and through the issuance of new shares. The change is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Shareholders' equity, December 31, 2001 .....................        $ 135,993
Net income ..................................................            8,453
Issuance of new shares of common stock, net .................            1,222
Treasury stock transactions, net ............................          (14,086)
Stock appreciation rights ...................................              (22)
Cash dividends declared .....................................           (2,820)
Other comprehensive income ..................................              225
                                                                     ---------
Shareholders' equity, June 30, 2002 .........................        $ 128,965
                                                                     =========

On June 18, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.13 per share of the Company's common stock. The dividend of $1.366 million was paid on July 19, 2002 to holders of record on July 8, 2002. On April 23, 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share. The tender offer was completed on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares outstanding, repurchased at a cost, including expenses, of $16.534 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                          To Be Well
                                                        For Capital    Capitalized Under
                                                         Adequacy      Prompt Corrective
                                          Actual         Purposes      Action Provisions:
                                     ----------------------------------------------------
                                      Amount   Ratio   Amount   Ratio   Amount    Ratio
                                     ----------------------------------------------------
As of June 30, 2002:
  Total capital
    (to risk-weighted assets)
    Consolidated .................   $134,754  17.7%  $ 60,797   8.0%       N/A
    BankIllinois .................   $ 75,159  16.0%  $ 37,493   8.0%  $ 46,867   10.0%
    First National Bank of Decatur   $ 49,169  16.6%  $ 23,770   8.0%  $ 29,713   10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .................   $125,262  16.5%  $ 30,398   4.0%       N/A
    BankIllinois .................   $ 69,332  14.8%  $ 18,747   4.0%  $ 28,120    6.0%
    First National Bank of Decatur   $ 45,504  15.3%  $ 11,885   4.0%  $ 17,828    6.0%
  Tier I capital
    (to average assets)
    Consolidated .................   $125,262  11.4%  $ 44,034   4.0%       N/A
    BankIllinois .................   $ 69,332  10.5%  $ 26,315   4.0%  $ 32,894    5.0%
    First National Bank of Decatur   $ 45,504  10.5%  $ 17,262   4.0%  $ 21,578    5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2002:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

                                               1-30        31-90      91-180      181-365      Over
                                               Days         Days       Days         Days      1 year      Total
                                             ---------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest earning deposits ............   $  3,603    $     --    $    --     $     --    $     --   $    3,603
  Debt and equity securities 1 ...........      7,221      18,331      23,502      33,932     225,330      308,316
  Loans 2 ................................    168,053      28,217      32,180      51,137     412,606      692,193
                                             ---------------------------------------------------------------------
        Total earning assets .............   $178,877    $ 46,548    $ 55,682    $ 85,069    $637,936   $1,004,112
                                             ---------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits 3 ....................   $ 50,280    $  1,330    $  1,996    $  3,991    $151,669   $  209,266
  Money market savings deposits ..........    142,922          --          --          --          --      142,922
  Time deposits ..........................     30,573      45,056      63,649      84,937     136,577      360,792
  Federal funds purchased, repurchase
    agreements, and notes payable ........     54,181          --         289         127         585       55,182
  FHLB advances and other borrowings .....      8,000      10,000       2,000      10,138       7,701       37,839
                                             ---------------------------------------------------------------------
        Total interest bearing liabilities   $285,956    $ 56,386    $ 67,934    $ 99,193    $296,532   $  806,001
                                             ---------------------------------------------------------------------
        Net asset (liability) funding gap    (107,079)     (9,838)    (12,252)    (14,124)    341,404      198,111
                                             ---------------------------------------------------------------------
Repricing gap ............................       0.63        0.83        0.82        0.86        2.15         1.25
Cumulative repricing gap .................       0.63        0.66        0.69        0.72        1.25         1.25
                                             =====================================================================

1    Debt  and  equity   securities   include   securities   available-for-sale,
     securities held-to-maturity, and non-marketable equity securities.

2    Loans are gross and include mortgage loans held-for-sale.

3 The total of savings and interest-bearing demand deposits does not include $36.971 million of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                                   1-30 Days  31-90 Days   91-180 Days  181-365 Days  Over 1 Year
                                   --------------------------------------------------------------
Savings and interest-bearing
  demand deposits ...............    0.45%       0.85%        1.25%         2.45%        95.00%

At June 30, 2002, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $1.071 million in the 1-30 days category and $1.169 million in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank and correspondent banks to meet short-term requirements. Additionally, the Company can borrow approximately $38 million from the Federal Home Bank on a secured basis.

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

The following table shows projected results at June 30, 2002 and December 31, 2001 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                              Basis Point Change
                                         ----------------------------

                                         +200   +100    -100    -200
June 30, 2002 ....................       4.0%   2.0%   (2.0%)  (4.1%)
December 31, 2001 ................       4.2%   2.1%   (2.1%)  (3.6%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first six months of 2002. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $31.187 million from December 31, 2001 to June 30, 2002. This decrease came from cash used in financing activities offset somewhat by cash provided by operating and investing activities.

There were differences in the sources and uses of cash during the first six months of 2002 compared to the first six months of 2001. More cash was provided by operating activities during the first six months of 2002 compared to the same period of 2001. Cash was provided during the first six months of 2002 from net loans originated for sale because proceeds from sales were higher than originated loans, whereas during the first six months of 2001, cash was used by net loans originated for sale because originated loans were higher than proceeds from sales. More cash was provided by investing activities during the first six months of 2002 compared to the first six months of 2001 due to changes in the Company's investment portfolio. During the first six months of 2002, net cash provided by investing activities involving the Company's investment portfolio was $27.522 million compared to $14.268 million during the same period in 2001. More cash was used in financing activities during the first six months of 2002 compared to the first six months of 2001. This was mainly due to a decrease in federal funds purchased, repurchase agreements and notes payable during the first six months of 2002 compared to an increase during the same period in 2001, and an increase in purchases of treasury stock during the first six months of 2002 compared to the same period in 2001, primarily due to the tender offer. These uses of cash were slightly offset by a net source of funds from Federal Home Loan Bank and other borrowings due to advances exceeding payments during the first half of 2002 compared to the same period in 2001.

 Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. The unallocated portion of the allowance is determined by economic conditions and the other factors mentioned above. The balance of the allowance for loan losses was $9.401 million at June 30, 2002 compared to $9.259 million at December 31, 2001, as net charge-offs were $518,000 and provisions totaled $660,000 during the first six months of 2002. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.36% at June 30, 2002, compared to 1.34% at December 31, 2001 as gross loans, including loans held-for-sale, remained fairly stable, increasing slightly to $692.193 million at June 30, 2002 from $691.095 million at December 31, 2001.

The allowance for loan losses as a percentage of nonperforming loans was 274.0% at June 30, 2002. Nonperforming loans decreased from $5.115 million at December 31, 2001 to $3.431 million at June 30, 2002. The $1.684 million decrease in nonperforming loans during the first six months of 2002 was mainly due to a $1.635 million decrease in nonaccrual loans. The decrease in nonaccrual loans was due primarily to the successful resolution and payoff of a $1.727 million agricultural credit. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are numerous indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the recent substantial decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                         June 30,      June 30,
                                                          2002           2001
                                                         ----------------------
Allowance for loan losses at
  beginning of year ................................     $ 9,259       $ 8,879
                                                         ---------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $   (40)      $  (243)
  Real estate ......................................         (32)           --
  Installment and consumer .........................        (671)         (501)
                                                         ---------------------
        Total ......................................     $  (743)      $  (744)
                                                         ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $   124       $    90
  Residential real estate ..........................          26            36
  Installment and consumer .........................          75           104
                                                         ---------------------
        Total ......................................     $   225       $   230
                                                         ---------------------
        Net (charge-offs) recoveries ...............     $  (518)      $  (514)
Provision for loan losses ..........................         660           610
                                                         ---------------------
Allowance for loan losses at end of quarter ........     $ 9,401       $ 8,975
                                                         =====================
Ratio of net (charge-offs) recoveries to
  average net loans ................................       (0.08)%       (0.08)%
                                                         ---------------------

The following table shows the allocation of the allowance for loan losses allocated to each category.

            Allocation of the Allowance for Loan Losses

                                                          June 30,  December 31,
                                                            2002         2001
                                                          ----------------------
Allocated:
  Commercial, financial and agricultural .............     $5,688       $5,487
  Residential real estate ............................        341          419
  Installment and consumer ...........................      1,907        2,000
                                                           -------------------
        Total allocated allowance ....................     $7,936       $7,906
Unallocated allowances ...............................      1,465        1,353
                                                           -------------------
Total ................................................     $9,401       $9,259
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

       Nonaccrual, Past Due and Restructured Loans (dollars in thousands)

                                                          June 30,  December 31,
                                                            2002       2001
                                                           ---------------------

Nonaccrual loans 1 ...............................         $1,706     $3,341
                                                           =================

Loans past due 90 days or more ...................         $1,725     $1,774
                                                           =================

Restructured loans 2 .............................         $   58     $   67
                                                           =================

1 Includes $780,000 at June 30, 2002 and $3.216 million at December 31, 2001 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

2 Management does not consider restructured loans of $58,000 and $67,000 at June 30, 2002 and December 31, 2001, respectively, to be nonperforming.

         Other Nonperforming Assets (dollars in thousands)

                                              June 30, 2002    December 31, 2001
                                              ----------------------------------
Other real estate owned ................           $239              $ --
                                                   ======================

Nonperforming other assets .............           $140              $153
                                                   ======================

                              Results of Operations

Results of Operations For the Six Months Ended June 30, 2002

Net income for the first six months of 2002 was $8.453 million, a $721,000, or 9.3%, increase from $7.732 million for the same period in 2001. Basic earnings per share increased $0.07, or 10.0%, to $0.77 in the first six months of 2002 from $0.70 in the same period in 2001. Diluted earnings per share increased $0.07, or 10.1%, to $0.76 in the first six months of 2002 from $0.69 during the same period in 2001.

Operating earnings for the six months ended June 30, 2002 were $8.817 million compared to $7.947 million for the same period in 2001, an increase of $870,000, or 10.9%. Basic operating earnings per share increased 11.1% to $0.80 in the first six months of 2002 from $0.72 during the same period in 2001. Diluted operating earnings per share for the six months of 2002 increased 11.3% to $0.79 from $0.71 in the same period in 2001. The difference between operating and net earnings was due to merger and restructuring related expenses, net of tax, of $364,000 during the first half of 2002, compared to $215,000 during the same period in 2001. The 2002 merger and restructuring related expenses consisted of $529,000 of termination of employment contracts, $40,000 of professional fees and $38,000 of data processing expense, offset by $243,000 of tax benefit. The 2001 merger and restructuring related expenses consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts offset by $111,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                            Six Months Ended June 30,

                                                            2002                             2001
                                           -------------------------------------------------------------------
                                             Average                             Average
                                             Balance      Interest     Rate      Balance   Interest      Rate
                                           -------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  267,901    $    6,455    4.86%   $  243,223   $ 7,186      5.96%
Tax-exempt investment securities1 (TE) .       55,179         1,837    6.71%       50,245     1,677      6.73%
Federal funds sold and interest earning
  deposits2 ............................       20,147           196    1.96%       48,037     1,235      5.18%
Loans3,4 (TE) ..........................      676,729        24,390    7.27%      662,057    28,381      8.64%
                                           -------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,019,956    $   32,878    6.50%   $1,003,562   $38,479      7.73%
                                           -------------------------------------------------------------------

Cash and due from banks ................   $   47,655                          $   50,859
Premises and equipment .................       19,068                              20,724
Other assets ...........................       18,759                              20,013
                                           -------------------------------------------------------------------
        Total assets ...................   $1,105,438                          $1,095,158
                                           ===================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  101,178    $      262    0.52%  $   93,903   $  1,170      2.51%
Savings ................................      250,925         2,196    1.76%     228,558      4,021      3.55%
Time deposits ..........................      342,511         7,267    4.28%     363,878     10,581      5.86%
Federal funds purchased, repurchase
  agreements, and notes payable ........       71,629           649    1.83%      71,683      1,482      4.17%
FHLB advances and other borrowings .....       35,725           993    5.61%      40,009      1,171      5.90%
                                           -------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  801,968    $   11,367    2.86%  $  798,031     18,425      4.66%
                                           -------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  103,983                         $  113,071
Noninterest bearing savings deposits ...       48,601                             40,743
Other liabilities ......................       10,717                             14,909
                                           -------------------------------------------------------------------
        Total liabilities ..............   $  965,269                         $  966,754
Shareholders' equity ...................      140,169                            128,404
                                           -------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,105,438                         $1,095,158
                                           ===================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.64%                             3.08%
                                           ===================================================================

Net interest income (TE) ...............                 $   21,511                        $ 20,054
                                           ===================================================================
Net yield on interest
  earnings assets (TE) .................                               4.25%                             4.03%
                                           ===================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $33,000 and $70,000 in 2002 and 2001, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $492,000 and $440,000 in 2002 and 2001, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% at June 30, 2002, compared to 34% at June 30, 2001. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

           Analysis of Volume and Rate Changes
                     (in thousands)
             Six Months Ended June 30, 2002

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
                                                    -------------------------------
Interest Income
  Taxable investment securities ..................   $  (731)   $ 1,637    $(2,368)
  Tax-exempt investment securities (TE) ..........       160        173        (13)
  Federal funds sold and interest earning deposits    (1,039)      (502)      (537)
  Loans (TE) .....................................    (3,991)     1,740     (5,731)
                                                     -----------------------------
        Total interest income (TE) ...............   $(5,601)   $ 3,048    $(8,649)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $(2,733)   $ 1,274    $(4,007)
  Time deposits ..................................    (3,314)      (591)    (2,723)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (833)        (1)      (832)
  FHLB advances and other borrowings .............      (178)      (121)       (57)
                                                     -----------------------------
        Total interest expense ...................   $(7,058)   $   561    $(7,619)
                                                     -----------------------------

Net Interest Income (TE) .........................   $ 1,457    $ 2,487    $(1,030)
                                                     =============================

1 Due to current regulatory issues, the Company is allowed to reclassify certain non-transactional, or stable, demand deposits to savings deposits. Because of these reclassifications, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $1.457 million, or 7.3% higher for the first six months of 2002 compared to 2001. Total tax-equivalent interest income was $5.601 million or 14.6% lower in 2002 compared to 2001, and interest expense decreased $7.058 million, or 38.3%. The decrease in interest income was due to a decrease in rate offset somewhat by an increase in average earnings assets. The decrease in interest expense was due to a decrease in rate offset slightly by an increase in average interest bearing liabilities.

The decrease in total interest income was mainly due to a decrease in interest income from loans as well as federal funds sold and interest earning deposits, and taxable interest securities, offset slightly by an increase in income from tax-exempt investment securities. The decreases in interest income from loans and taxable investments were due to decreases in rates during the first six months of 2002 compared to the first six months of 2001, offset somewhat by increases in average balances. The decrease in interest income on federal funds sold and interest earnings deposits was due to decreases in both rate and average balance. The increase in tax-exempt investment interest income was due to an increase in average balance.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Interest expense on interest bearing demand and savings deposits decreased during the first six months of 2002 compared to the first six months of 2001 due to a decrease in rates, offset somewhat by an increase in average balances. Interest expense on time deposits, federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings decreased during the first six months of 2002 compared to the first six months of 2001 due to both lower average balances and lower rates.

The provision for loan losses recorded was $660,000 during the first six months of 2002. This was $50,000, or 8.2%, higher than the $610,000 recorded during the first six months of 2001. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $1.109 million, or 13.3%, during the first six months of 2002 compared to the first six months of 2001. Included in this increase was an increase of $466,000, or 14.0%, in income from remittance processing. This increase was primarily due to renegotiated contracts, which included restructured pricing for some customers. Income from trust and brokerage fees increased $235,000, or 8.9%, during the first six months of 2002 compared to the same period in 2001. This increase was due, in part, to an increase in assets under management with full investment discretion, which generate higher fee income, and an increase in estate fee income. Other income increased $144,000, or 17.8%, during the first six months of 2002 compared to the same period in 2001. Of this increase, slightly more than one-half was attributable to increases in MasterCard/Visa merchant income and Visa debit interchange fees. Service charges on deposit accounts increased $113,000, or 10.9%, during the first six months of 2002 compared to the same period in 2001. Gains on sales of mortgage loans held-for-sale increased $80,000, or 25.4%, during the first six months of 2002 compared to the same period in 2001. This increase reflected a $6.009 million, or 15.3%, increase in funded mortgage loans held-for-sale during the first six months of 2002 compared to the same period in 2001. This increase was reflective of lower interest rates during the first six months of 2002. Income from securities transactions increased $71,000, or 32.4%, during the first six months of 2002 compared to the same period in 2001.

Total non-interest expense increased $1.108 million, or 6.9%, during the first six months of 2002 compared to the same period in 2001. Of this increase, salaries and employee benefits increased $1.038 million, or 11.8%, in the first six months of 2002 compared to the same period in 2001. Contributing to the increase in salaries and employee benefits was an increase of $273,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts, and an increase of $309,000 in group insurance costs. Data processing expense increased $377,000, or 43.8%, in the first six months of 2002 compared to the same period in 2001. Contributing to this increase was a computer system conversion at the Company's Decatur bank late in the first quarter of 2001 from in-house data processing to third party service bureau data processing, conversion to a new system and a software upgrade at the Company's remittance processing subsidiary FirstTech, costs to merge First Trust Bank of Shelbyville and BankIllinois computer records, as well as more extensive development of the Company's internet services during the first six months of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a decrease of $209,000, or 13.3%, in equipment expense during the first six months of 2002 compared to the same period in 2001. This decrease was due, in part, to conversion to third party service bureau data processing from in-house data processing at the Company's Decatur bank. Office supplies decreased $153,000, or 19.4%, in the first six months of 2002 compared to the first six months of 2001. Included in office supplies expense in 2001 were additional printing and mailing expense to announce a computer system conversion, and additional supplies purchased as a result of the conversion.

Income tax expense increased $638,000, or 18.4%, during the first six months of 2002 compared to the first six months of 2001. The effective tax rate increased to 32.7% during the first six months of 2002 from 31.0% during the same period in 2001. The difference in the effective tax rate was that the 2001 expense was offset by a state net operating loss carry forward that was fully utilized in 2001.

Results of Operations For the Three Months Ended June 30, 2002

Net income for the second quarter of 2002 was $4.043 million, a $21,000, or 0.5%, decrease from $4.064 million for the same period in 2001. Basic earnings per share was $0.37 in both the second quarter of 2002 and the second quarter of 2001. Diluted earnings per share was $0.36 in both the second quarter of 2002 and the second quarter of 2001.

Operating earnings for the second quarter of 2002 were $4.407 million compared to $4.064 million for the same period in 2001, an increase of $343,000, or 8.4%. Basic operating earnings per share increased 8.1%, to $0.40, in the second quarter of 2002 from $0.37 during the same period in 2001. Diluted operating earnings per share for the second quarter of 2002 increased 11.1% to $0.40 from $0.36 in the same period in 2001. The difference between operating and net earnings in the second quarter of 2002 was due to merger and restructuring related expenses, net of tax, of $364,000. The 2002 merger and restructuring related expenses consisted of $529,000 of termination of employment contracts, $40,000 of professional fees and $38,000 of data processing expense, offset by $243,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                           Three Months Ended June 30,

                                                               2002                                 2001
                                               ---------------------------------------------------------------------
                                                Average                             Average
                                                Balance      Interest     Rate      Balance       Interest    Rate
                                               ---------------------------------------------------------------------
Assets
Taxable investment securities1                 $  261,893     $ 3,130     4.79%    $  233,279     $ 3,504     6.02%
Tax-exempt investment securities1 (TE)             54,871         928     6.78%        51,939         854     6.60%
Federal funds sold and interest earning
  deposits2                                        19,755         101     2.05%        34,398         575     6.70%
Loans3,4 (TE)                                     679,983      12,200     7.20%       666,354      14,132     8.51%
                                               --------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE)               $1,016,502     $16,359     6.46%    $  985,970     $19,065     7.76%
                                               --------------------------------------------------------------------
Cash and due from banks                        $   46,317                          $   54,907
Premises and equipment                             19,000                              20,514
Other assets                                       18,868                              20,825
                                               --------------------------------------------------------------------
        Total assets                           $1,100,687                          $1,082,216
                                               ====================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits               $   96,272     $   105     0.44%    $   99,941       $ 545     2.19%
Savings                                           250,668       1,082     1.73%       224,361       1,793     3.21%
Time deposits                                     346,634       3,531     4.09%       360,612       5,248     5.84%
Federal funds purchased, repurchase
  agreements, and notes payable                    70,954         323     1.83%        72,555         703     3.89%
FHLB advances and other borrowings                 36,182         499     5.53%        40,932         557     5.46%
                                               --------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense       $  800,710     $ 5,540     2.78%    $  798,401     $ 8,846     4.44%
                                               --------------------------------------------------------------------
Noninterest bearing demand deposits            $   102,940                         $  118,066
Noninterest bearing savings deposits                45,241                             20,623
Other liabilities                                   11,690                             14,894
                                               --------------------------------------------------------------------
        Total liabilities                      $   960,581                         $  951,984
Shareholders' equity                               140,106                            130,232
                                               --------------------------------------------------------------------
        Total liabilities and
        shareholders' equity                   $ 1,100,687                         $1,082,216
                                               ====================================================================
Interest spread (average rate earned
  minus average rate paid) (TE)                                           3.68%                               3.31%
                                               ====================================================================

Net interest income (TE)                                      $10,819                                 $10,219
                                               ====================================================================
Net yield on interest
  earnings assets (TE)                                                    4.27%                               4.16%
                                               ====================================================================

See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $14,000 and $35,000 in 2002 and 2001, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses. Nonaccrual loans are included in the total.

4 Loan fees of approximately $242,000 and $265,000 in 2002 and 2001, respectively, are included in total loan income.

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

           Analysis of Volume and Rate Changes
                     (in thousands)
            Three Months Ended June 30, 2002

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous    Due to     Due to
                                                       Year     Volume       Rate
                                                     ------------------------------
Interest Income
  Taxable investment securities ..................   $  (374)   $ 1,998    $(2,372)
  Tax-exempt investment securities (TE) ..........        74         47         27
  Federal funds sold and interest earning deposits      (474)      (180)      (294)
  Loans (TE) .....................................    (1,932)     1,809     (3,741)
                                                     -----------------------------
        Total interest income (TE) ...............   $(2,706)   $ 3,674    $(6,380)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $(1,151)   $ 1,017    $(2,168)
  Time deposits ..................................    (1,717)      (198)    (1,519)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (380)       (15)      (365)
  FHLB advances and other borrowings .............       (58)      (114)        56
                                                     -----------------------------
        Total interest expense ...................   $(3,306)   $   690    $(3,996)
                                                     -----------------------------

Net Interest Income (TE) .........................   $   600    $ 2,984    $(2,384)
                                                     =============================

1 Due to current regulatory issues, the Company is allowed to reclassify certain non-transactional, or stable, demand deposits to savings deposits. Because of these reclassifications, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $0.600 million, or 5.9%, higher for the second quarter of 2002 compared to the second quarter of 2001. Total tax-equivalent interest income was $2.706 million, or 14.2%, lower in 2002 compared to 2001, and interest expense decreased $3.306 million, or 37.4%. The decrease in interest income was due to a decrease in rates offset somewhat by an increase in average balances. The decrease in interest expense was due to a decrease in rates offset slightly by an increase in average balances.

The decrease in total interest income was due to decreases in interest income from loans, federal funds sold and interest earning deposits, and taxable investment securities. These decreases were offset slightly by an increase in tax-exempt investment securities interest. The decreases in interest income from loans and taxable investment securities were due to a decrease in rates during the second quarter of 2002 compared to the second quarter of 2001, offset somewhat by an increase in average balances. The decrease in federal funds sold and interest earning deposits was due to a decrease in both average balance and rate. The increase in interest from tax-exempt investments was caused by an increase in both average balances and rate.

The decrease in total interest expense was due to decreases in interest expense on all categories of interest bearing liabilities. Interest expense on time deposits and federal funds purchased, repurchase agreements and notes payable decreased during the second quarter of 2002 compared to the second quarter of 2001 due to both decreases in rates and average balances. Interest expense on interest bearing demand and savings deposits decreased during the second quarter of 2002 compared to the second quarter of 2001 due to a decrease in rates, offset somewhat by an increase in average balances. Interest expense on FHLB advances and other borrowings decreased due to a decrease in average balances, offset somewhat by higher rates.

The provision for loan losses recorded was $330,000 during the second quarter of 2002. This was $45,000, or 12.0%, less than the $375,000 recorded during the second quarter of 2001. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $472,000, or 11.1%, during the second quarter of 2002 compared to the second quarter of 2001. Included in this increase was an increase of $177,000, or 10.7%, in income from remittance processing in the second quarter of 2002 compared to the same quarter in 2001. This increase was primarily due to renegotiated contracts, which included restructured pricing for some customers. Other income increased $99,000, or 26.3%, during the second quarter of 2002 compared to the same period in 2001. This increase was due, in part, to increases in MasterCard/Visa merchant income and Visa debit interchange fees. Income from securities transactions increased $78,000, or 54.9%, during the second quarter of 2002 compared to the second quarter of 2001. Income from trust and brokerage fees increased $59,000, or 4.3%, during the second quarter of 2002 compared to the same period in 2001. This increase was due, in part, to an increase in assets under management with full investment discretion, which generate higher fee income, and an increase in estate fee income. Service charges on deposit accounts increased $43,000, or 7.8%, during the second quarter of 2002 compared to the same period in 2001. Gains on sales of mortgage loans held-for-sale increased $16,000, or 10.0%, during the second quarter of 2002 compared to the same period in 2001.

Total non-interest expense increased $1.006 million, or 12.7%, during the second quarter of 2002 compared to the same period in 2001. Of this increase, salaries and employee benefits increased $799,000, or 18.6%, in the second quarter of 2002 compared to the second quarter of 2001. Contributing to the increase in salaries and employee benefits was an increase of $529,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts, and an increase of $181,000 in group insurance costs. Data processing expense increased $278,000, or 70.0%, in the second quarter of 2002 compared to the same period in 2001. This was due, in part, to conversion to a new system and a software upgrade at the Company's remittance processing subsidiary FirstTech, a change at the Company's Decatur bank to a different trust accounting system, costs to merge First Trust Bank of Shelbyville and BankIllinois computer records and more extensive development of the Company's internet services. Occupancy expense increased $98,000, or 19.2%, in the second quarter of 2002 compared to the second quarter of 2001. Other noninterest expense increased $62,000, or 4.9%, during the second quarter of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a decrease of $136,000, or 16.8%, in equipment expense during the second quarter of 2002 compared to the same period in 2001. This decrease was due, in part, to conversion to third party service bureau data processing from in-house data processing at the Company's Decatur bank. Office supplies decreased $105,000, or 26.4%, in the second quarter of 2002 compared to the second quarter of 2001. Included in office supplies expense in 2001 were additional printing and mailing expense to announce a computer system conversion, and additional supplies purchased as a result of the conversion.

Income tax expense increased $102,000, or 5.6%, during the second quarter of 2002 compared to the second quarter of 2001. The effective tax rate increased to 32.1% during the second quarter of 2002 from 30.8% during the same period in 2001. The difference in the effective tax rate was that the 2001 expense was offset by a state net operating loss carry forward that was fully utilized in 2001.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. BankIllinois and First National Bank of Decatur offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail to the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. The following is a summary of selected data for the various business segments:

                                   Banking    Remittance
                                  Services     Services      Company    Eliminations     Total
-------------------------------------------------------------------------------------------------
June 30, 2002
 Total interest income .......   $   32,196   $       50   $       75    $      (94)   $   32,227
 Total interest expense ......       11,456           --            5           (94)       11,367
 Provision for loan losses ...          660           --           --            --           660
 Total non-interest income ...        5,876        3,847           58          (323)        9,458
 Total non-interest expense ..       13,764        2,605        1,051          (323)       17,097
 Income before income tax ....       12,192        1,292         (923)           --        12,561
 Income tax expense ..........        3,957          516         (365)           --         4,108
 Net income ..................        8,235          776         (558)           --         8,453
 Total assets ................    1,083,377        6,026      134,819      (128,916)    1,095,306
 Depreciation and amortization        1,065          241           15            --         1,321

June 30, 2001
 Total interest income .......   $   37,872   $       72      $    58    $     (125)   $   37,877
 Total interest expense ......       18,550           --           --          (125)       18,425
 Provision for loan losses ...          610           --           --            --           610
 Total non-interest income ...        5,135        3,541          117          (444)        8,349
 Total non-interest expense ..       13,100        2,646          687          (444)       15,989
 Income before income tax ....       10,747          967         (512)           --        11,202
 Income tax expense ..........        3,319          330         (179)           --         3,470
 Net income ..................        7,428          637         (333)           --         7,732
 Total assets ................    1,065,623        6,876      136,740      (140,768)    1,068,471
 Depreciation and amortization        1,170          246           13            --         1,429

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document (including  information  incorporated by reference) contains,  and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should", or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 14, 2002, the Company's annual meeting of shareholders was held. At the meeting, David J. Downey, Van A. Dukeman, Larry D. Haab, and Gene A Salmon were elected to serve as Class III directors with terms expiring in 2005. Continuing as Class I directors with terms expiring in 2003 were Frederic L. Kenney, Gregory B. Lykins, August C. Meyer, and Phillip C. Wise. Continuing as Class II directors with terms expiring in 2004 were George T. Shapland, Thomas G. Sloan, Roy V. VanBuskirk, and H. Gale Zacheis.

         There were 11,182,601 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         Election of Directors:             For           Withheld
         -----------------------------------------------------------------------

         David J. Downey                 9,845,368         29,606

         Van A. Dukeman                  9,845,547         29,427

         Larry D. Haab                   9,845,547         29,427

         Gene A. Salmon                  9,848,360         26,614

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             99.1.  Certificate of Chief Executive Officer

             99.2.  Certificate of Chief Financial Officer

         b.  Reports

             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:  August 14, 2002



By:  /s/ David B. White
     ----------------------------------------
     David B. White, Executive Vice President
     and Chief Financial Officer

By:  /s/ Van A.Dukeman
     ----------------------------------------
     Van A. Dukeman, President
     and Chief Executive Officer