Form 10-Q
period 2002-09-30
MAIN STREET TRUST INC
filed 2002-11-14
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of the registrant's common stock, as of November 12, 2002

   Main Street Trust, Inc. Common Stock                               10,469,232

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         8

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                                          25

         Item 4.  Controls and Procedures                                     25

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            25

         Item 2. Changes in Securities                                        25

         Item 3. Defaults Upon Senior Securities                              26

         Item 4. Submission of Matters to a Vote of Security Holders          26

         Item 5. Other Information                                            26

         Item 6. Exhibits and Reports on Form 8-K                             26


SIGNATURES AND CERTIFICATIONS                                                 27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001
                  (Unaudited, in thousands, except share data)

                                                                                     September 30,  December 31,
                                                                                        2002           2001
                                                                                     ---------------------------
ASSETS
Cash and due from banks ..........................................................   $    51,242    $    87,895
Federal funds sold and interest earning deposits .................................         4,079          7,484
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................................       250,766        266,496
  Held-to-maturity, at cost (fair value of $66,263 and $64,727
    at September 30, 2002 and December 31, 2001, respectively) ...................        63,679         63,818
  Non-marketable equity securities ...............................................         6,716          5,108
Mortgage loans held for sale .....................................................         3,694          8,775
Loans, net of allowance for loan losses of $9,490 and $9,259
  at September 30, 2002 and December 31, 2001, respectively ......................       677,077        673,061
Premises and equipment ...........................................................        18,811         19,259
Accrued interest receivable ......................................................         8,165          8,890
Other assets .....................................................................        11,360         10,725
                                                                                     --------------------------
        Total assets .............................................................   $ 1,095,589    $ 1,151,511
                                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing .................................................   $   112,297    $   133,406
    Demand, interest bearing .....................................................        81,216        111,241
    Savings ......................................................................       312,299        267,838
    Time, $100 and over ..........................................................       125,646        140,042
    Other time ...................................................................       231,663        231,582
                                                                                     --------------------------
        Total deposits ...........................................................       863,121        884,109

Federal funds purchased, repurchase agreements and notes payable .................        58,566         85,207
Federal Home Loan Bank advances and other borrowings .............................        29,823         34,895
Accrued interest payable .........................................................         2,634          3,390
Other liabilities ................................................................         9,277          7,917
                                                                                     --------------------------
        Total liabilities ........................................................       963,421      1,015,518
                                                                                     --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized; 11,219,319 and
    11,111,281 shares issued at September 30, 2002 and December 31, 2001,
    respectively .................................................................          112            111
  Paid in capital ................................................................        55,358         54,147
  Retained earnings ..............................................................        90,172         83,810
  Accumulated other comprehensive income .........................................         3,965          2,750
                                                                                     --------------------------
                                                                                         149,607        140,818
Less: treasury stock, at cost, 748,727 and 267,783 shares at September 30, 2002
  and December 31, 2001, respectively ............................................       (17,439)        (4,825)
                                                                                     --------------------------

        Total shareholders' equity ...............................................       132,168        135,993
                                                                                     --------------------------
        Total liabilities and shareholders' equity ...............................   $ 1,095,589    $ 1,151,511
                                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2002 and 2001
                  (Unaudited, in thousands, except share data)

                                                                       2002            2001
                                                                   ----------------------------
Interest income:
  Loans and fees on loans ......................................   $     11,999    $     13,795
  Investments in debt and equity securities
    Taxable ....................................................          3,177           3,349
    Tax-exempt .................................................            589             604
   Federal funds sold and interest earning deposits ............            106             292
                                                                   ----------------------------
        Total interest income ..................................         15,871          18,040

Interest expense:
  Demand, savings, and other time deposits .....................          3,432           5,836
  Time deposits $100 and over ..................................          1,246           1,253
  Federal funds purchased, repurchase agreements and notes
    payable ....................................................            270             619
  Federal Home Loan Bank advances and other borrowings .........            451             597
                                                                   ----------------------------
        Total interest expense .................................          5,399           8,305
                                                                   ----------------------------

        Net interest income ....................................         10,472           9,735
Provision for loan losses ......................................            330             235
                                                                   ----------------------------
        Net interest income after provision for loan losses ....         10,142           9,500

Non-interest income:
  Remittance processing ........................................          1,769           1,785
  Trust and brokerage fees .....................................          1,743           1,365
  Service charges on deposit accounts ..........................            612             561
  Gain on sales of mortgage loans, net .........................            378             175
  Securities transactions, net .................................            (62)             83
  Other ........................................................            164             363
                                                                   ----------------------------
        Total non-interest income ..............................          4,604           4,332

Non-interest expense:
  Salaries and employee benefits ...............................          4,556           4,281
  Occupancy ....................................................            598             549
  Equipment ....................................................            707             739
  Data processing ..............................................            494             488
  Office supplies ..............................................            325             392
  Service charges from correspondent banks .....................            226             221
  Other ........................................................          1,151           1,134
                                                                   ----------------------------
        Total non-interest expense .............................          8,057           7,804

        Income before income taxes .............................          6,689           6,028
Income taxes ...................................................          2,210           1,984
                                                                   ----------------------------
        Net income .............................................   $      4,479    $      4,044
                                                                   ============================

Per share data:
  Basic earnings per share .....................................   $       0.43    $       0.37
  Weighted average shares of common stock outstanding ..........     10,486,735      10,916,747

  Diluted earnings per share ...................................   $       0.42    $       0.36
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ..................................     10,591,587      11,120,508

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2002 and 2001
                            (Unaudited, in thousands)


                                                              2002       2001
                                                            --------------------

Net income ............................................     $ 4,479     $ 4,044
                                                            --------------------
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains arising during period,
      net of tax 1 of $635 and $612, for September 30,
      2002 and 2001, respectively .....................         953       1,186
    Less:  reclassification adjustment for losses
      (gains) included in net income, net of tax1 of
      $25 and ($29), for September 30, 2002
      and 2001, respectively ..........................          37         (54)
                                                            --------------------
    Other comprehensive income, net of tax ............         990       1,132
                                                            --------------------
    Comprehensive income ..............................     $ 5,469     $ 5,176
                                                            ===================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                                             2002        2001
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $  12,932    $  11,776
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................       1,989        2,009
    Amortization (accretion) of bond discounts and premiums, net ......         830         (179)
    Provision for loan losses .........................................         990          845
    Securities transactions, net ......................................        (228)        (302)
    Gain on sales of mortgage loans, net ..............................        (773)        (490)
    Federal Home Loan Bank stock dividend .............................        (121)        (135)
    Proceeds from sales of mortgage loans originated for sale .........      79,865       60,060
    Acquisitions of mortgage loans originated for sale ................     (74,011)     (65,911)
    Other, net ........................................................          25       (2,080)
                                                                          ----------------------
        Net cash provided by operating activities .....................      21,498        5,593
                                                                          ----------------------

Cash flows from investing activities:
  Net increase in loans ...............................................      (5,295)     (16,894)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       1,841       28,559
    Available-for-sale ................................................      72,620       58,332
  Proceeds from sales of investments:
    Available-for-sale ................................................      44,732       89,715
    Purchases of investments in debt and equity securities:
  Held-to-maturity ....................................................     (14,058)     (22,135)
    Available-for-sale ................................................    (108,702)    (176,252)
    Other equity securities ...........................................      (1,720)        (500)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      12,262        6,932
    Available-for-sale ................................................       8,934        2,515
  Principal paydowns on other equity securities .......................         106           31
  Purchases of premises and equipment .................................      (1,531)      (1,150)
  Proceeds from sales of premises and equipment .......................          10           --
                                                                          -----------------------
        Net cash provided by (used in) investing activities ...........       9,199      (30,847)
                                                                          ----------------------

Cash flows from financing activities:
  Net decrease in deposits ............................................     (20,988)      (3,383)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................     (26,641)       9,162
  Advances from Federal Home Loan Bank and other borrowings ...........      13,000        5,000
  Payments on Federal Home Loan Bank and other borrowings .............     (18,072)      (6,068)
  Cash dividends paid .................................................      (4,273)      (3,343)
  Issuance of new shares of common stock, net .........................       1,222         --
  Treasury stock transactions, net ....................................     (15,003)      (2,021)
                                                                          ----------------------
        Net cash used in financing activities .........................     (70,755)        (653)
                                                                          ----------------------
        Net decrease in cash and cash equivalents .....................     (40,058)     (25,907)
Cash and cash equivalents at beginning of year ........................      95,379       84,139
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  55,321    $  58,232
                                                                          ======================

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest ..........................................................   $  17,522    $  27,552
    Income taxes ......................................................       6,734        5,486
  Real estate acquired through or in lieu of foreclosure ..............         289         --
  Dividends declared not paid .........................................       1,361        1,197

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. (the "Company") and its subsidiaries, as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002.

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

On April 23, 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share. The tender offer was completed on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares outstanding, repurchased at a cost, including expenses, of $16.556 million.

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

Note 4.  Income per Share

Net income per common share has been computed as follows:

                                                Nine Months Ended         Three Months Ended
                                            -----------------------------------------------------
                                                 September 30,                September 30,
                                               2002          2001          2002          2001
                                            -----------------------------------------------------
Net Income ..............................   $12,932,000   $11,776,000   $ 4,479,000   $ 4,044,000
                                            =====================================================
Shares:
  Weighted average common shares
    outstanding .........................    10,900,115    10,953,118    10,486,735    10,916,747
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ...........        79,774       207,708       104,852       203,761
                                            -----------------------------------------------------
Weighted average common shares
  outstanding, as adjusted ..............    10,979,889    11,160,826    10,591,587    11,120,508
                                            =====================================================
Basic earnings per share ................   $      1.19   $      1.08   $      0.43   $      0.37
                                            =====================================================
Diluted earnings per share ..............   $      1.18   $      1.06   $      0.42   $      0.36
                                            =====================================================

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets decreased $55.922 million, or 4.9%, to $1.096 billion at September 30, 2002 compared to $1.152 billion at December 31, 2001. Decreases in cash and due from banks, investments available-for-sale, mortgage loans held for sale, federal funds sold and interest earning deposits, accrued interest receivable, premises and equipment and investments held-to-maturity were partially offset by increases in loans, non-marketable equity securities and other assets.

Cash and due from banks decreased $36.653 million, or 41.7%, to $51.242 million at September 30, 2002 compared to $87.895 million at December 31, 2001, due to a smaller dollar amount of deposit items in process of collection at September 30, 2002 compared to December 31, 2001.

Federal funds sold and interest earning deposits decreased $3.405 million, or 45.5%, to $4.079 million at September 30, 2002 compared to $7.484 million at December 31, 2001. Federal funds sold and interest earning deposits fluctuate with loan demand and deposit volume.

Total investments in debt and equity securities decreased $14.261 million, or 4.3%, to $321.161 million at September 30, 2002 compared to $335.422 million at December 31, 2001. Investments in securities available-for-sale decreased $15.730 million, or 5.9%, and investments in debt and equity securities held-to-maturity decreased $0.139 million, or 0.2%, at September 30, 2002 compared to December 31, 2001. Somewhat offsetting these decreases was an increase in non-marketable equity securities of $1.608 million, or 31.5%, for the same period. Investments fluctuate with loan demand and deposit volume.

Mortgage loans held for sale decreased $5.081 million, or 57.9%, to $3.694 million at September 30, 2002 compared to $8.775 million at December 31, 2001. This decrease was mainly attributable to faster loan processing time by the Company's secondary market investors.

Loans, net of allowance for loan losses, increased $4.016 million, or 0.6%, to $677.077 million at September 30, 2002 from $673.061 million at December 31, 2001. An increase in real estate loans of $36.751 million, or 11.6%, was partially offset by decreases in installment and consumer loans of $18.296 million, or 15.3%, and commercial, financial and agricultural loans of $14.208 million, or 5.8%, at September 30, 2002 compared to December 31, 2001.

Premises and equipment decreased $0.448 million, or 2.3%, from $19.259 million at December 31, 2001 to $18.811 million at September 30, 2002. The decrease was caused by depreciation expense of $1.969 million and disposals of $0.010 million offset by purchases of $1.531 million.

Other assets increased $0.635 million, or 5.9%, from $10.725 million at December 31, 2002 to $11.360 million at September 30, 2002.

Total liabilities decreased $52.097 million, or 5.1%, to $963.421 million at September 30, 2002 from $1.016 billion at December 31, 2001. Decreases in total deposits, federal funds purchased, repurchase agreements and notes payable, Federal Home Loan Bank advances and other borrowings and accrued interest payable was slightly offset by an increase in other liabilities.

Total deposits decreased $20.988 million, or 2.4%, to $863.121 million at September 30, 2002 from $884.109 million at December 31, 2001. Decreases in deposits included $30.025 million, or 27.0%, in interest bearing demand deposits, $21.109 million, or 15.8%, in non-interest bearing demand deposits and $14.396 million, or 10.3%, in time deposits $100,000 and over. Somewhat offsetting these decreases were increases of $44.461 million, or 16.6%, in savings deposits and $0.081 million, or 0.03%, in other time deposits. The decrease in time deposits $100,000 and over included the maturity of a short-term $25.6 million deposit at the beginning of 2002. Despite the decrease from year-end, total deposits were $26.572 million, or 3.2%, higher than the September 30, 2001 balance of $836.549 million. Much of the shift in deposit volume from both non-interest bearing deposits and interest bearing demand deposits into savings deposits was the result of reclassifying additional accounts identified as non-transactional (exhibiting stable balance portions) into the savings category. Current regulations allow this reclassification in order to reduce the balances required to be held at the Federal Reserve Bank in a non-interest bearing reserve account.

Federal funds purchased, repurchase agreements and notes payable decreased $26.641 million, or 31.3%, to $58.566 million at September 30, 2002 compared to $85.207 million at December 31, 2001. Included in this change were decreases of $31.365 million in repurchase agreements and $1.201 million in notes payable offset somewhat by an increase of $5.925 million in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $5.072 million, or 14.5%, to $29.823 million at September 30, 2002 compared to $34.895 million at December 31, 2001.

Other liabilities increased $1.360 million, or 17.2%, to $9.277 million at September 30, 2002 from $7.917 million at December 31, 2001.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for September 30, 2002 and December 31, 2001:

                   Carrying Value of Securities
                          (in thousands)


                                                     September 30,  December 31,
                                                     ---------------------------
Available-for-sale:
  U.S. Treasury ................................       $  3,583       $  8,577
  Federal agencies .............................        187,411        191,325
  Mortgage-backed securities ...................         38,123         28,279
  State and municipal ..........................         16,887         15,642
  Corporate and other obligations ..............          1,011          3,099
  Marketable equity securities .................          3,751         19,574
                                                       -----------------------
        Total available-for-sale ...............       $250,766       $266,496
                                                       =======================
Held-to-maturity:
  Federal agencies .............................       $  1,750       $  1,750
  Mortgage-backed securities ...................         21,012         19,842
  State and municipal ..........................         40,917         42,226
                                                       -----------------------
        Total held-to-maturity .................       $ 63,679       $ 63,818
                                                       =======================
Non-marketable equity securities:
  FHLB and FRB stock1 ..........................       $  3,898       $  3,766
  Other equity investments .....................          2,818          1,342
                                                      ------------------------
        Total ..................................       $  6,716       $  5,108
                                                       =======================
        Total investment securities ............       $321,161       $335,422
                                                       =======================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at September 30, 2002. All securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                    September 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                     1 year             1 to 5            5 to 10            Over 10
                                    or less              years              years             years             Total
                                     Amount    Rate     Amount    Rate     Amount    Rate    Amount     Rate    Amount    Rate
--------------------------------------------------------------------------------------------------------------------------------
Securities available-
  for-sale
  U.S. Treasury .................   $  1,526   5.74%   $  2,057   3.03%   $     --     --    $    --       --   $  3,583   4.18%
  Federal agencies ..............   $ 67,783   4.78%   $117,525   4.52%   $  2,103   6.46%   $    --       --   $187,411   4.63%
  Mortgage-backed ...............   $ 11,621   3.75%   $ 12,578   5.37%   $  8,995   6.53%   $ 4,929    6.64%   $ 38,123   5.31%
    securities1
  State and municipal ...........   $    759   5.85%   $  8,167   4.53%   $  5,682   4.98%   $ 2,279    5.25%   $ 16,887   4.84%
  Other securities ..............   $  1,011   4.26%   $     --      --   $     --      --   $    --       --   $  1,011   4.26%
  Marketable equity
    securities ..................   $     --       -   $     --      --   $     --      --   $ 3,751       --   $  3,751      --
                                    --------------------------------------------------------------------------------------------
         Total ..................   $ 82,700           $140,327           $ 16,780           $10,959            $250,766
                                    --------------------------------------------------------------------------------------------
Average Yield ...................              4.66%               4.57%             6.00%              6.20%              4.74%
                                   =============================================================================================
Securities held-
  to-maturity
  Federal agencies ..............   $  1,750   6.03    $     --       --   $    --      --   $    --       --   $  1,750   6.03%
  Mortgage-backed
    securities1 .................   $  2,485   5.33%   $  7,748    5.13%   $   331   5.27%   $ 10,448   5.88%   $ 21,012   5.53%
  State and municipal ...........   $  6,739   4.07%   $ 28,595    4.15%   $ 5,583   4.75%   $     --      --   $ 40,917   4.22%
                                    --------------------------------------------------------------------------------------------
        Total ...................   $ 10,974           $ 36,343            $ 5,914           $ 10,448           $ 63,679
                                    ============================================================================================
Average Yield ...................              4.67%               4.36%             4.78%              5.88%              4.70%
                                    ============================================================================================
Non-marketable equity securities2
  FHLB and FRB stock ............   $     --      --   $     --       --   $    --      --   $     --      --   $  3,898      --
  Other equity investments ......   $     --      --   $     --       --   $    --      --   $     --      --   $  2,818      --
                                    --------------------------------------------------------------------------------------------
        Total ...................   $     --      --   $     --       --   $    --      --   $     --      --   $  6,716      --
                                    ============================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans for September 30, 2002 and December 31, 2001 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                               Amount of Loans Outstanding
                                                 (dollars in thousands)
                                         ---------------------------------------
                                          September 30, 2002   December 31, 2001
                                         ------------------  -------------------
                                          Amount  Percentage  Amount  Percentage
                                         ---------------------------------------

Commercial, financial and agricultural   $231,834   33.77%   $246,042    36.06%
Real estate ..........................    353,444   51.48%    316,693    46.41%
Installment and consumer1 ............    101,289   14.75%    119,585    17.53%
                                         ---------------------------------------
        Total loans ..................   $686,567  100.00%   $682,320   100.00%
                                         =======================================
1 Net of unearned discount

The balance of loans outstanding as of September 30, 2002 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

                                                      September 30, 2002
                                         --------------------------------------------
                                          1 year     1 to 5       Over 5
                                         or less      years       years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $112,433    $ 97,207    $ 22,194   $ 231,834
Real estate ..........................     47,069     137,142     169,233     353,444
Installment and consumer1 ............     33,941      59,577       7,771     101,289
                                         --------------------------------------------
        Total ........................   $193,443    $293,926    $199,198    $686,567
                                         ============================================
Percentage of total loans outstanding      28.18%      42.81%      29.01%     100.00%
                                         ============================================

1 Net of unearned discount

Capital

Total shareholders' equity decreased $3.825 million from December 31, 2001 to September 30, 2002. Treasury stock transactions were $15.003 million, primarily due to the completion of the $16.556 million tender offer during the second quarter of 2002, offset partially by the exercise of employee stock options. Stock options exercised prior to the completion of the tender offering were fulfilled using existing treasury stock, if available, and through the issuance of new shares. The change in shareholders' equity is summarized as follows:

                                                                  (in thousands)
                                                                  --------------
Shareholders' equity, December 31, 2001 .....................        $ 135,993
Net income ..................................................           12,932
Issuance of new shares of common stock, net .................            1,222
Treasury stock transactions, net ............................          (15,003)
Stock appreciation rights ...................................               (9)
Cash dividends declared .....................................           (4,182)
Other comprehensive income ..................................            1,215
                                                                     ---------
Shareholders' equity, September 30, 2002 ....................        $ 132,168
                                                                     =========

On September 17, 2002, the board of directors of the Company declared a quarterly cash dividend of $0.13 per share of the Company's common stock. The dividend of $1.361 million was paid on October 18, 2002, to holders of record on October 7, 2002. In April 2002, the Company commenced a tender offer to acquire up to 1,200,000 of its shares of common stock at a price of $23.00 per share. The tender offer was completed on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares outstanding, repurchased at a cost, including expenses, of $16.556 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of September 30, 2002, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                            To be well
                                                          For capital    capitalized under
                                                            adequacy     prompt corrective
                                           Actual           purposes:   action provisions:
                                     -----------------------------------------------------
                                      Amount    Ratio    Amount   Ratio    Amount    Ratio
                                     -----------------------------------------------------
As of September 30, 2002:
  Total capital
   (to risk-weighted assets)
    Consolidated .................   $136,370   17.8%   $ 61,432   8.0%        N/A
    BankIllinois .................   $ 73,894   15.7%   $ 37,645   8.0%   $ 47,056   10.0%
    First National Bank of Decatur   $ 47,686   16.6%   $ 22,990   8.0%   $ 28,738   10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .................   $126,796   16.5%   $ 30,716   4.0%        N/A
    BankIllinois .................   $ 68,037   14.5%   $ 18,822   4.0%   $ 28,234    6.0%
    First National Bank of Decatur   $ 44,092   15.3%   $ 11,495   4.0%   $ 17,243    6.0%
  Tier I capital
    (to average assets)
    Consolidated .................   $126,796   11.6%   $ 43,581   4.0%        N/A
    BankIllinois .................   $ 68,037   10.5%   $ 26,021   4.0%   $ 32,526    5.0%
    First National Bank of Decatur   $ 44,092   10.1%   $ 17,420   4.0%   $ 21,775    5.0%


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

The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2002:

                                                   Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                           (dollars in thousands)
                                             -------------------------------------------------------------------------------
                                                1-30         31-90          91-180       181-365        Over
                                                Days          Days           Days          Days        1 year        Total
                                             -------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest earning deposits ............   $    4,079    $       --    $       --    $       --    $       --   $    4,079
  Debt and equity securities 1 ...........       18,603        22,816        27,726        32,654       219,362      321,161
  Loans 2 ................................      196,419        21,476        28,564        53,694       390,108      690,261
                                             -------------------------------------------------------------------------------
        Total earning assets .............   $  219,101    $   44,292    $   56,290    $   86,348    $  609,470   $1,015,501
                                             -------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits 3 ....................   $   38,727    $    1,348    $    2,022    $    4,050    $  153,879   $  200,026
  Money market savings
    deposits .............................      150,022            --            --            --            --      150,022
  Time deposits ..........................       36,539        39,210        59,190        80,969       141,401      357,309
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       55,660           126           934         1,746           100       58,566
  FHLB advances and
    other borrowings .....................        2,000        10,000        10,138            --         7,685       29,823
                                             -------------------------------------------------------------------------------
        Total interest bearing liabilities   $  282,948    $   50,684    $   72,284    $   86,765    $  303,065   $  795,746
                                             -------------------------------------------------------------------------------
        Net asset (liability) funding gap       (63,847)       (6,392)      (15,994)         (417)      306,405      219,755
                                             -------------------------------------------------------------------------------

Repricing gap ............................         0.77          0.87          0.78          1.00          2.01         1.28
Cumulative repricing gap .................         0.77          0.79          0.79          0.82          1.28         1.28
                                             ===============================================================================

1    Debt  and  equity   securities   include   securities   available-for-sale,
     securities held-to-maturity, and non-marketable equity securities.

2    Loans are gross and include mortgage loans held-for-sale.

3 The total of savings and interest-bearing demand deposits does not include $43.467 million of non-transactional accounts which are savings accounts that are non-interest bearing.

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

                               1-30 Days  31-90 Days  91-180 Days  181-365 Days  Over 1 Year
                               -------------------------------------------------------------
Savings and interest-bearing
  demand deposits                0.45%       0.85%       1.25%        2.45%         95.00%

At September 30, 2002, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $0.638 million in the 1-30 days category and $0.702 million in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank and correspondent banks to meet short-term requirements. Additionally, the Company can borrow approximately $44 million from the Federal Home Bank on a secured basis.

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

The following table shows projected results at September 30, 2002 and December 31, 2001 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                      Basis Point Change
                            ---------------------------------------
                            +200       +100        -100        -200
September 30, 2002          5.5%       2.7%       (2.7%)      (6.1%)
December 31, 2001           4.2%       2.1%       (2.1%)      (3.6%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first nine months of 2002. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $40.058 million from December 31, 2001 to September 30, 2002. This decrease came from cash used in financing activities offset somewhat by cash provided by operating and investing activities.

There were differences in the sources and uses of cash during the first nine months of 2002 compared to the first nine months of 2001. More cash was used in financing activities during the first nine months of 2002 compared to the first nine months of 2001. This was mainly due to a decrease in federal funds purchased, repurchase agreements and notes payable, an increase in purchases of treasury stock, primarily due to the tender offer, and an increase in the net use of funds on Federal Home Loan Bank and other borrowings due to payments exceeding advances during the first nine months of 2002 compared to the same period in 2001. More cash was provided by operating activities during the first nine months of 2002 compared to the same period of 2001, primarily from net loans originated for sale because proceeds from sales were higher than originated loans during the first nine months of 2002, whereas during the first nine months of 2001 cash was used by net loans originated for sale because originated loans were higher than proceeds from sales. More cash was provided by investing activities during the first nine months of 2002 compared to the first nine months of 2001. This was due to a smaller amount of loan growth in the first nine months of 2002 compared to the same period in 2001 and due to changes in the Company's investment portfolio. During the first nine months of 2002, net cash provided by investing activities involving the Company's investment portfolio was $16.015 million compared to $12.803 million cash used by investing activities during the same period in 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. The unallocated portion of the allowance is determined by economic conditions and the other factors mentioned above. The balance of the allowance for loan losses was $9.490 million at September 30, 2002 compared to $9.259 million at December 31, 2001, as net charge-offs were $0.759 million and provisions totaled $0.990 million during the first nine months of 2002. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.37% at September 30, 2002, a slight increase over the December 31, 2001 percentage of 1.34%. Gross loans, including loans held-for-sale, remained stable with $690.261 million at September 30, 2002 compared to $691.095 million at December 31, 2001.

The allowance for loan losses as a percentage of non-performing loans was 404.5% at September 30, 2002 compared to 181.0% at December 31, 2001. Non-performing loans decreased from $5.115 million at December 31, 2001, to $2.346 million at September 30, 2002. The $2.769 million decrease in non-performing loans during the first nine months resulted from a $1.857 million decrease in nonaccrual loans and a $0.912 million decrease in loans over 90 days past due. The decrease in nonaccrual loans was due primarily to the successful resolution and payoff of a $1.727 million agricultural credit. The decrease in 90 day delinquencies was due largely to a reduction in residential mortgage loans over 90 days past due. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

Along with other financial institutions, management shares a concern for the outlook of the economy during the remainder of 2002. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                             September 30,
                                                         ---------------------
                                                          2002           2001
                                                         ---------------------
Allowance for loan losses at
  beginning of year ................................     $ 9,259       $ 8,879
                                                         ---------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $   (96)      $  (302)
  Real estate ......................................         (32)         --
  Installment and consumer .........................        (969)         (859)
                                                         ---------------------
        Total ......................................     $(1,097)      $(1,161)
                                                         ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $   187       $   135
  Residential real estate ..........................          28            37
  Installment and consumer .........................         123           129
                                                         ---------------------
        Total ......................................     $   338       $   301
                                                         ---------------------
        Net (charge-offs) recoveries ...............     $  (759)      $  (860)
Provision for loan losses ..........................         990           845
                                                         ---------------------
Allowance for loan losses at end of quarter ........     $ 9,490       $ 8,864
                                                         =====================
Ratio of net (charge-offs) recoveries to
  average net loans ................................     (0.11)%       (0.13)%
                                                         =====================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses

                                                     September 30,  December 31,
                                                          2002          2001
                                                     ---------------------------
Allocated:
  Commercial, financial and agricultural .........       $5,737        $5,487
  Residential real estate ........................          397           419
  Installment and consumer .......................        1,847         2,000
                                                         --------------------
        Total allocated allowance .................       $7,981       $7,906
Unallocated allowances ............................        1,509        1,353
                                                          -------------------
Total .............................................       $9,490       $9,259
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

       Nonaccrual, Past Due and Restructured Loans (dollars in thousands)

                                       September 30, 2002   December 31, 2001
                                       -----------------------------------------
Nonaccrual loans1 ..................         $1,484             $3,341
Loans past due 90 days or more .....         $  862             $1,774
Restructured loans2 ................         $   47             $   67

1 Includes $658,000 at September 30, 2002 and $3.216 million at December 31, 2001 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

2    Management does not consider  restructured  loans of $47,000 and $67,000 at
     September   30,  2002  and   December  31,   2001,   respectively,   to  be
     nonperforming.

                Other Nonperforming Assets (dollars in thousands)

                                          September 30, 2002   December 31, 2001
                                          --------------------------------------

Other real estate owned ...........            $  50                $  --
Nonperforming other assets ........            $ 239                $ 153

                              Results of Operations

Results of Operations For the Nine Months Ended September 30, 2002

Net income for the first nine months of 2002 was $12.932 million, a $1.156 million, or 9.8%, increase from $11.776 million for the same period in 2001. Basic earnings per share increased $0.11, or 10.2%, to $1.19 in the first nine months of 2002 from $1.08 in the same period of 2001. Diluted earnings per share increased $0.12, or 11.3%, to $1.18 in the first nine months of 2002 from $1.06 during the same period in 2001.

Operating earnings for the nine months ended September 30, 2002 were $13.296 million compared to $11.991 million for the same period in 2001, an increase of $1.305 million, or 10.9%. Basic operating earnings per share increased 11.9% to $1.22 in the first nine months of 2002 from $1.09 in the same period of 2001. Diluted operating earnings per share for the first nine months of 2002 increased 13.1%, or $0.14, to $1.21 from $1.07 in the same period in 2001. The difference between operating and net earnings was due to merger and restructuring related expenses, net of tax, of $364,000 during the first nine months of 2002 compared to $215,000 during the same period in 2001. The 2002 merger and restructuring related expenses consisted of $529,000 of termination of employment contracts, $40,000 of professional fees and $38,000 of data processing expense, offset by $243,000 of tax benefit. The 2001 merger and restructuring related expenses consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefit.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

  Consolidated Average Balance Sheet and Interest Rates
          (dollars in thousands)

                                            Nine Months Ended September 30,
                                           --------------------------------
                                                           2002                                 2001
                                           --------------------------------     ----------------------------------
                                            Average                              Average
                                            Balance       Interest     Rate      Balance      Interest      Rate
                                           -----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  264,543    $    9,632    4.87%    $  245,250   $   10,513      5.73%
Tax-exempt investment securities1 (TE) .       55,083         2,743    6.66%        51,756        2,626      6.78%
Federal funds sold and interest earning
  deposits2 ............................       20,794           302    1.94%        42,728        1,527      4.78%
Loans3,4 (TE) ..........................      676,320        36,396    7.20%       665,531       42,198      8.48%
                                           -----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,016,740    $   49,073    6.45%    $1,005,265   $   56,864      7.56%
                                           -----------------------------------------------------------------------
Cash and due from banks ................   $   46,970                           $   50,237
Premises and equipment .................       19,022                               20,537
Other assets ...........................       18,599                               20,179
                                           -----------------------------------------------------------------------
        Total assets ...................   $1,101,331                           $1,096,218
                                           =======================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   93,182    $      788    1.13%    $  107,482   $    1,804      2.24%
Savings ................................      257,588         2,827    1.47%       225,261        5,629      3.34%
Time deposits ..........................      349,112        10,788    4.13%       362,054       15,428      5.70%
Federal funds purchased, repurchase
  agreements, and notes payable ........       68,859           919    1.78%        73,757        2,101      3.81%
FHLB advances and other borrowings .....       34,555         1,444    5.59%        40,292        1,768      5.87%
                                           -----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  803,296    $   16,766    2.79%    $  808,846   $   26,730      4.42%
                                           -----------------------------------------------------------------------
Noninterest bearing demand deposits ....   $   96,384                           $  102,326
Noninterest bearing savings deposits ...       53,948                               40,806
Other liabilities ......................       10,778                               14,436
                                           -----------------------------------------------------------------------
        Total liabilities ..............   $  964,406                           $  966,414
Shareholders' equity ...................      136,925                              129,804
                                           -----------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,101,331                           $1,096,218
                                           =======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                              3.66%                                  3.14%
                                           =======================================================================
Net interest income (TE) ...............                $   32,307                           $   30,134
                                           =======================================================================
Net yield on interest
  earnings assets (TE) .................                              4.25%                                  4.01%
                                           =======================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $49,000 and $93,000 in 2002 and 2001, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $742,000 and $722,000 in 2002 and 2001, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% at September 30, 2002, compared to 34% at September 30, 2001. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                       Analysis of Volume and Rate Changes
                                 (in thousands)
                      Nine Months Ended September 30, 2002

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to     Due to
                                                       Year     Volume      Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (881)   $ 1,151    $(2,031)
  Tax-exempt investment securities (TE) ..........       117        190        (74)
  Federal funds sold and interest earning deposits    (1,225)      (568)      (657)
  Loans (TE) .....................................    (5,802)     1,091     (6,893)
                                                     -----------------------------
        Total interest income (TE) ...............   $(7,791)   $ 1,864    $(9,655)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $(3,818)   $   629    $(4,447)
  Time deposits ..................................    (4,640)      (534)    (4,106)
  Federal funds purchased,
    repurchase agreements and notes payable ......    (1,182)      (132)    (1,050)
  FHLB advances and other borrowings .............      (324)      (243)       (81)
                                                     -----------------------------
        Total interest expense ...................   $(9,964)   $  (280)   $(9,684)
                                                     -----------------------------
Net Interest Income (TE) .........................   $ 2,173    $ 2,144    $    29
                                                     =============================

1 Due to current regulatory issues, the Company is allowed to reclassify certain non-transactional, or stable, demand deposits to savings deposits. Because of these reclassifications, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $2.173 million, or 7.2%, higher for the first nine months of 2002 compared to 2001. Total tax-equivalent interest income was $7.791 million, or 13.7%, lower in 2002 compared to 2001, and interest expense decreased $9.964 million, or 37.3%. The decrease in interest income was due to a decrease in rate offset somewhat by an increase in average earning assets. The decrease in interest expense was due primarily to a decrease in rate.

The decrease in total interest income was mainly due to a decrease in interest income from loans as well as federal funds sold and interest earning deposits, and taxable investment securities, offset slightly by an increase in income from tax-exempt investment securities. The decreases in interest income from loans and taxable investment securities were primarily due to decreases in rate offset somewhat by increases in average balances outstanding during the first nine months of 2002 compared to the first nine months of 2001. The decrease in federal funds sold and interest earning deposits resulted from a decrease in rates as well as a decrease in average balances outstanding. The increase in tax-exempt investment securities was due to an increase in average balances outstanding offset somewhat by a decrease in rates for the first nine months of 2002 compared to the first nine months of 2001.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Decreases in interest expense on time deposits, and federal funds purchased, repurchase agreements and notes payable during the first nine months of 2002 compared to the first nine months of 2001 were due primarily to decreases in rate, but also to decreases in average balances. Interest expense on interest bearing demand and savings deposits decreased during the first nine months of 2002 compared to the first nine months of 2001 due to a decrease in rates, offset somewhat by an increase in average balances. Interest expense on FHLB advances and other borrowings decreased during the first nine months of 2002 compared to the same period in 2001 due to both lower average balances and lower rates.

The provision for loan losses recorded was $990,000 during the first nine months of 2002. This was $145,000, or 17.2%, higher than the $845,000 recorded during the first nine months of 2001. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Totalnon-interest income increased $1.381 million, or 10.9%, during the first nine months of 2002 compared to the first nine months of 2001. Included in this increase was an increase of $613,000, or 15.3%, from trust and brokerage fees. A uniform trust fee schedule was adopted throughout the Company resulting in the recognition of increased fees as well as an increase in estate fee income. Remittance processing income increased $450,000, or 8.8%, during the first nine months of 2002 compared to the first nine months of 2001. This increase was primarily due to renegotiated contracts, which included restructured pricing for some customers. Income on gains on sales of mortgage loans held-for-sale increased $283,000, or 57.8%, during the first nine months of 2002 compared to the same period in 2001. This increase reflected a $19.805 million, or 33.0%, increase in funded mortgage loans held-for-sale during the first nine months of 2002 compared to the same period in 2001. This increase was reflective of lower interest rates during the first nine months of 2002. Service charges on deposit accounts increased $164,000, or 10.3%, during the first nine months of 2002 compared to the first nine months of 2001. Somewhat offsetting these increases were decreases of $74,000, or 24.5%, in securities transactions and $55,000, or 4.7%, in other non-interest income. The decrease in other noninterest income included a write-down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds.

Total non-interest expense increased $1.361 million, or 5.7%, during the first nine months of 2002 compared to the same period in 2001. Of this increase, salaries and employee benefits increased $1.313 million, or 10.0%, during the first nine months of 2002 compared to the same period in 2001. Contributing to the increase in salaries and employee benefits was an increase of $273,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts, and an increase of $449,000 in group health insurance costs. Data processing expense increased $383,000, or 28.4%, in the first nine months of 2002 compared to the first nine months of 2001. Contributing to this increase were a computer system conversion at the Company's Decatur bank late in the first quarter of 2001 from in-house data processing to third party service bureau data processing, conversion to a new system and a software upgrade at the Company's remittance processing subsidiary FirsTech, costs to merge First Trust Bank of Shelbyville and BankIllinois computer records, as well as to continue development of the Company's internet services during the first nine months of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a decrease in equipment expense of $241,000, or 10.4%, during the first nine months of 2002 compared to the same period in 2001. This decrease was due, in part, to conversion to third party service bureau data processing from in-house data processing at the Company's Decatur bank during the first quarter in 2001. Office supplies decreased $220,000, or 18.7% during the first nine months of 2002 compared to the first nine months of 2001. Included in office supplies expense in 2001 were additional printing and mailing expense to announce a computer system conversion, and additional supplies purchased as a result of the conversion.

Income tax expense increased $864,000, or 15.8%, during the first nine months of 2002 compared to the first nine months of 2001. The effective tax rate increased to 32.8% during the first nine months of 2002 from 31.7% during the same period in 2001. This difference in the effective tax rate was that the 2001 expense was offset by a state net operating loss carry forward that was fully utilized in 2001.

Results of Operations For the Three Months Ended September 30, 2002

Net income for the third quarter of 2002 was $4.479 million, a $435,000, or 10.8%, increase from $4.044 million for the same period in 2001. Basic earnings per share increased 16.2% to $0.43 in the third quarter of 2002 from $0.37 during the same period in 2001. Diluted earnings per share increased 16.7% to $0.42 in the third quarter of 2002 from $0.36 in the third quarter of 2001.

Operating income and earnings per share for the third quarter of 2002 and 2001 were the same as net income for those quarters.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                        Three Months Ended September 30,

                                                           2002                                2001
                                           ---------------------------------   ---------------------------------
                                             Average                             Average
                                             Balance     Interest      Rate      Balance     Interest     Rate
                                           ---------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  257,827    $    3,177    4.89%   $  251,297   $    3,349     5.29%
Tax-exempt investment securities1 (TE) .       54,891           906    6.55%       55,522          915     6.54%
Federal funds sold and interest earning
  deposits2 ............................       22,088           106    1.90%        9,970          292    11.62%
Loans3,4 (TE) ..........................      675,502        12,006    7.05%      678,110       13,817     8.08%
                                           --------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,010,308    $   16,195    6.36%   $  994,899   $   18,373     7.33%
                                           ---------------------------------------------------------------------

Cash and due from banks ................   $   45,600                          $   50,136
Premises and equipment .................       18,930                              20,193
Other assets ...........................       18,279                              21,347
                                           ---------------------------------------------------------------------
        Total assets ...................   $1,093,117                          $1,086,575
                                           =====================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   77,190    $      205    1.05%   $  103,170   $      543     2.09%
Savings ................................      270,914           952    1.39%      231,237        1,699     2.92%
Time deposits ..........................      362,314         3,521    3.86%      357,200        4,847     5.38%
Federal funds purchased, repurchase
  agreements, and notes payable ........       63,319           270    1.69%       78,462          619     3.13%
FHLB advances and other borrowings .....       32,215           451    5.55%       40,417          597     5.86%
                                           ---------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  805,952    $    5,399    2.66%   $  810,486   $    8,305     4.07%
                                           ---------------------------------------------------------------------

Noninterest bearing demand deposits ....   $   81,186                          $  104,466
Noninterest bearing savings deposits ...       64,642                              23,575
Other liabilities ......................       10,900                              14,780
                                           ---------------------------------------------------------------------
        Total liabilities ..............   $  962,680                          $  953,307
Shareholders' equity ...................      130,437                             133,268
                                           ---------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,093,117                          $1,086,575
                                           =====================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                              3.70%                                3.26%
                                           =====================================================================
Net interest income (TE) ...............                $   10,796                          $   10,068
                                           =====================================================================
Net yield on interest
  earnings assets (TE) .................                              4.24%                                4.01%
                                           =====================================================================

]  See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $16,000 and $23,000 in 2002 and 2001, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses. Nonaccrual loans are included in the total.
4 Loan fees of approximately $250,000 and $282,000 in 2002 and 2001, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)

                                                  Three Months Ended September 30, 2002
                                                  -------------------------------------
                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
                                                    ------------------------------
Interest Income
  Taxable investment securities ..................   $  (172)   $   469    $  (641)
  Tax-exempt investment securities (TE) ..........        (9)       (19)        10
  Federal funds sold and interest earning deposits      (186)     1,038     (1,224)
  Loans (TE) .....................................    (1,811)       (52)    (1,759)
                                                     -----------------------------
        Total interest income (TE) ...............   $(2,178)   $ 1,436    $(3,614)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits1 ..   $(1,085)   $   593    $(1,678)
  Time deposits ..................................    (1,326)       460     (1,786)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (349)      (103)      (246)
  FHLB advances and other borrowings .............      (146)      (116)       (30)
                                                    ------------------------------
        Total interest expense ...................   $(2,906)   $   834    $(3,740)
                                                     -----------------------------

Net Interest Income (TE) .........................   $   728    $   602    $   126
                                                     =============================

1 Due to current regulatory issues, the Company is allowed to reclassify certain non-transactional, or stable, demand deposits to savings deposits. Because of these reclassifications, interest bearing demand and savings deposits are included in the same line for comparability.

Net interest income on a tax equivalent basis was $728,000, or 7.2%, higher for the third quarter of 2002 compared to the third quarter of 2001. Total tax-equivalent interest income was $2.178 million, or 11.9%, lower in 2002 compared to 2001, and interest expense decreased $2.906 million, or 35.0%. The decrease in interest income was due to a decrease in rates offset somewhat by an increase in average balances. The decrease in interest expense was due to a decrease in rates offset slightly by an increase in average balances.

The decrease in total interest income was due to decreases in all categories of interest earning assets. The decrease in interest income from loans was due to a decrease in both rates and average balances during the third quarter of 2002 compared to the third quarter of 2001. The decrease in income from tax-exempt securities was due to a decrease in volume, offset somewhat by an increase in tax equivalized rate. The increase in rate on tax-exempt securities was due to the increase in the federal income tax statutory rate to 35% during the third quarter of 2002 from 34% during the same period in 2001. The decreases in taxable investment securities and federal funds sold and interest earning deposits was due to decreases in rates, offset somewhat by increases in average balances.

The decrease in total interest expense was due to decreases in interest expense in all categories of interest bearing liabilities. Interest expense on federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings decreased during the third quarter of 2002 compared to the third quarter of 2001 due to both decreases in rates and average balances. Interest expense on interest bearing demand and savings deposits and time deposits decreased during the third quarter of 2002 compared to the third quarter of 2001 due to decreases in rates, offset somewhat by increases in average balances.

The provision for loan losses recorded was $330,000 during the third quarter of 2002. This was $95,000, or 40.4%, more than the $235,000 recorded during the third quarter of 2001. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $272,000, or 6.3%, during the third quarter of 2002 compared to the third quarter of 2001. Included in this increase was an increase of $378,000, or 27.7%, in income from trust and brokerage fees in the third quarter of 2002 compared to the same quarter in 2001. A uniform trust fee schedule was adopted throughout the Company resulting in the recognition of increased fees as well as an increase in estate fee income. Gains on sales of mortgage loans held-for-sale increased $203,000, or 116.0%, during the third quarter of 2002 compared to the same period in 2001. This increase reflected a $13,796,000, or 66.8%, increase in funded mortgage loans held-for-sale during the third quarter of 2002 compared to the same period in 2001. This increase was the result of lower interest rates during the third quarter of 2002 compared to the same period in 2001. Service charges on deposit accounts increased $51,000, or 9.1%, during the third quarter of 2002 compared to the same period in 2001. Somewhat offsetting these increases was a decrease of $199,000, or 54.8%, in other income during the third quarter of 2002 compared to the same period in 2001. This decrease included a write-down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds. Income from securities transactions decreased $145,000, or 174.7%, during the third quarter of 2002 compared to the third quarter of 2001. Included in this decrease was recognition of a net loss on marketable equity securities of $168,000 in the third quarter of 2002 compared to none in the third quarter of 2001. Income from remittance processing decreased $16,000, or 0.9%, during the third quarter of 2002 compared to the same period in 2001.

Total non-interest expense increased $253,000, or 3.2%, during the third quarter of 2002 compared to the same period in 2001. Of this increase, salaries and employee benefits increased $275,000, or 6.4%, in the third quarter of 2002 compared to the third quarter of 2001. Contributing to the increase in salaries and employee benefits was a 76.9% increase in group health insurance. Other categories with increases during the third quarter of 2002 compared to the same period in 2001 included occupancy expense with an increase of $49,000, or 8.9%, other noninterest expense with an increase of $17,000, or 1.5%, data processing with an increase of $6,000, or 1.2%, and service charges from correspondent banks with an increase of $5,000, or 2.3%. Somewhat offsetting these increases were decreases of $67,000, or 17.1%, in office supplies expense and $32,000, or 4.3%, in equipment expense during the third quarter of 2002 compared to the same period in 2001.

Income tax expense increased $226,000, or 11.4%, during the third quarter of 2002 compared to the third quarter of 2001. The effective tax rate increased to 33.0% during the third quarter of 2002 from 32.9% during the same period in 2001.

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

                                  Banking     Remittance
                                  Services     Services     Company       Eliminations    Total
-------------------------------------------------------------------------------------------------
September 30, 2002
 Total interest income .......   $   47,963   $       69   $      185    $     (119)   $   48,098
 Total interest expense ......       16,869           --           16          (119)       16,766
 Provision for loan losses ...          990           --           --            --           990
 Total non-interest income ...        8,975        5,646          (76)         (483)       14,062
 Total non-interest expense ..       20,567        3,853        1,217          (483)       25,154
 Income before income tax ....       18,512        1,862       (1,124)           --        19,250
 Income tax expense ..........        6,021          744         (447)           --         6,318
 Net income ..................       12,491        1,118         (677)           --        12,932
 Total assets ................    1,083,664        6,451      134,817      (129,343)    1,095,589
 Depreciation and amortization        1,584          383           22            --         1,989


September 30, 2001
 Total interest income .......   $   55,932   $      105     $     89    $     (209)   $   55,917
 Total interest expense ......       26,939           --           --          (209)       26,730
 Provision for loan losses ...          845           --           --            --           845
 Total non-interest income ...        7,762        5,398          151          (630)       12,681
 Total non-interest expense ..       19,589        3,997          837          (630)       23,793
 Income before income tax ....       16,321        1,506         (597)           --        17,230
 Income tax expense ..........        5,120          547         (213)           --         5,454
 Net income ..................       11,201          959         (384)           --        11,776
 Total assets ................    1,095,240        7,212      140,264      (138,041)    1,104,675
 Depreciation and amortization        1,619          369           21            --         2,009

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.


Item 4.  Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

MAIN STREET TRUST, INC.



Date:  November 14, 2002



By:  /s/ David B. White
     ---------------------------------------------
     David B. White, Executive Vice President
     and Chief Financial Officer

By:  /s/ Van A. Dukeman
     ---------------------------------------------
     Van A. Dukeman, President
     and Chief Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Van A. Dukeman, Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Street Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ Van A. Dukeman
---------------------------------
Van A. Dukeman
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David B. White, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Main Street Trust, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002


/s/ David B. White
---------------------------------
David B. White
Chief Financial Officer