Form 10-Q/A
period 2002-09-30
MAIN STREET TRUST INC
filed 2002-12-10
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A
                        Amendent No. 1 to Report on 10-Q

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



                               Amendments to 10-Q

This Amendment No 1 to Form 10-Q ("Amendment No. 1") is being filed for the purpose of adding the nine month income statements for the periods ending September 30, 2002 and 2001 to Item 1, Financial Statements, in the Quarterly Report on Form 10-Q for fiscal quarter ended September 30, 2002, originally filed with the Securities and Exchange Commission on November 14, 2002:

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                                          27

         Item 4.  Controls and Procedures                                     27

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            27

         Item 2. Changes in Securities                                        27

         Item 3. Defaults Upon Senior Securities                              28

         Item 4. Submission of Matters to a Vote of Security Holders          28

         Item 5. Other Information                                            28

         Item 6. Exhibits and Reports on Form 8-K                             28


SIGNATURES AND CERTIFICATIONS                                                 29

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

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2002 and 2001
                  (Unaudited, in thousands, except share data)

                                                                        2002          2001
                                                                     -------------------------
Interest income:
  Loans and fees on loans ........................................   $    36,381   $    42,144
  Investments in debt and equity securities
    Taxable ......................................................         9,632        10,513
    Tax-exempt ...................................................         1,783         1,733
  Federal funds sold and interest earning deposits ...............           302         1,527
                                                                     -------------------------
        Total interest income ....................................        48,098        55,917

Interest expense:
  Demand, savings, and other time deposits .......................        10,832        18,832
  Time deposits $100 and over ....................................         3,571         4,029
  Federal funds purchased, repurchase agreements and notes payable           919         2,101
  Federal Home Loan Bank advances and other borrowings ...........         1,444         1,768
                                                                     -------------------------
        Total interest expense ...................................        16,766        26,730
                                                                     -------------------------

        Net interest income ......................................        31,332        29,187
Provision for loan losses ........................................           990           845
                                                                     -------------------------
        Net interest income after provision for loan losses ......        30,342        28,342

Non-interest income:
  Remittance processing ..........................................         5,555         5,105
  Trust and brokerage fees .......................................         4,625         4,012
  Service charges on deposit accounts ............................         1,762         1,598
  Securities transactions, net ...................................           228           302
  Gain on sales of mortgage loans, net ...........................           773           490
  Other ..........................................................         1,119         1,174
                                                                     -------------------------
        Total non-interest income ................................        14,062        12,681

Non-interest expense:
  Salaries and employee benefits .................................        14,407        13,094
  Occupancy ......................................................         1,759         1,674
  Equipment ......................................................         2,069         2,310
  Data processing ................................................         1,732         1,349
  Office supplies ................................................           959         1,179
  Service charges from correspondent banks .......................           709           660
  Other ..........................................................         3,519         3,527
                                                                     -------------------------
        Total non-interest expense ...............................        25,154        23,793

        Income before income taxes ...............................        19,250        17,230
Income taxes .....................................................         6,318         5,454
                                                                     -------------------------
        Net income ...............................................   $    12,932   $    11,776
                                                                     =========================

Per share data:
  Basic earnings per share .......................................   $      1.19   $      1.08
  Weighted average shares of common stock outstanding ............    10,900,115    10,953,118

Diluted earnings per share .......................................   $      1.18   $      1.06
Weighted average shares of common stock and dilutive potential
  common shares outstanding ......................................    10,979,889    11,160,826

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2002 and 2001
                            (Unaudited, in thousands)

                                                                           2002        2001
                                                                         --------------------
Net income ...........................................................   $ 12,932    $ 11,776
                                                                         --------------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax1 of
      $1,111 and $1,671, for September 30, 2002 and 2001, respectively      1,352       3,243
    Less:  reclassification adjustment for gains included in net income, net of tax1 of ($91) and ($103), for September 30, 2002
      and 2001, respectively .........................................       (137)       (199)
                                                                         --------------------
    Other comprehensive income, net of tax ...........................      1,215       3,044
                                                                         --------------------
    Comprehensive income .............................................   $ 14,147    $ 14,820
                                                                         ====================

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



Date:  December 10, 2002



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

1. I have reviewed this quarterly report on Form 10-Q/A of Main Street Trust, Inc.;

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

Date:   December 10, 2002

/s/ Van A. Dukeman
---------------------------------
Van A. Dukeman
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, David B. White, Chief Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Main Street Trust, Inc.;

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

Date:   December 10, 2002


/s/ David B. White
---------------------------------
David B. White
Chief Financial Officer