Form 10-K
period 2002-12-31
MAIN STREET TRUST INC
filed 2003-03-24
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission File Number: 33-90342

                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Illinois                                         37-1338484
--------------------------------                 -------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The index to exhibits is located on page 68 of 68 total sequentially numbered pages.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

As of March 17, 2003, the Registrant had issued and outstanding 10,499,599 shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported price on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $159,630,562*.


* Based on the last reported price ($22.75) of an actual transaction in Registrant's Common Stock on June 28, 2002, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 6, 2003.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.   Description of Business..............................................4
          A.    General
          B.    Business of the Company and Subsidiary
          C.    Competition
          D.    Monetary Policy and Economic Conditions
          E.    Regulation and Supervision
          F.    Employees
          G.    Internet Website

Item 2.   Properties..........................................................12
Item 3.   Legal Proceedings...................................................12
Item 4.   Submission of Matters to a Vote of Security Holders.................12

                                     Part II

Item 5.   Market for Registrant's Common Equity and
            Related Shareholder Matters.......................................12
Item 6.   Selected Consolidated Financial Data................................13
Item 7.   Management's Discussion and Analysis
            Financial Condition and Results of Operations.....................13
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk..........35
Item 8.   Financial Statements and Supplementary Data.........................35
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ...........................61

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..................62
Item 11.  Executive Compensation..............................................62
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and related shareholder matters....................62
Item 13.  Certain Relationships and Related Transactions......................63
Item 14.  Controls and Procedures.............................................63

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................64

                                     PART I

Item 1.  Description of Business

A.   General

MAIN STREET TRUST, INC. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on August 12, 1999, and is the parent company of BankIllinois, The First National Bank of Decatur and FirsTech, Inc.

On  March  23,  2000,  the  Company  acquired  all of the  outstanding  stock of
BankIllinois, The First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. into the Company. The merger, which was accounted for as a pooling of interests, was completed on March 23, 2000. Accordingly, prior period consolidated financial data has been restated as though the prior entities had been consolidated for all periods presented. The Company subsequently merged the Company's former banking subsidiary, First Trust Bank of Shelbyville, into BankIllinois effective June 19, 2002.

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through BankIllinois and The First National Bank of Decatur (the "Banks"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2002, the Company had consolidated total assets of $1.123 billion, shareholders' equity of $134.470 million and trust assets under administration of approximately $1.415 billion. Substantially all of the income of the Company is currently derived from dividends received from the Banks. The amount of these dividends is directly related to the earnings of the Banks and is subject to various regulatory restrictions. See "Regulation and Supervision."

Banking Segment

The Banks conduct a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings, time and individual retirement accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. The Company offers personalized financial planning services through the PrimeVest Investment Center and through Raymond James, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the trust & investments division offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, farm management, 401K administration and miscellaneous consulting.

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

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2002, 2001 and 2000, FirsTech, Inc. accounted for $7.5 million (9%), $7.7 million (9%), and $7.6 million (8%), respectively, of the consolidated total revenues of the Company and accounted for $2.4 million (9%), $2.1 million (9%), and $1.7 million (9%), respectively, of the consolidated income before income tax of the Company. See Note 2 to the Consolidated Financial Statements for an analysis of segment operations.

FirsTech, Inc. provides retail lockbox processing for organizations. In 2002, 2001 and 2000, remittance processing for these companies accounted for approximately 41%, 42% and 52%, respectively, of the total revenue of FirsTech, Inc.

FirsTech, Inc. processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2002, 2001 and 2000, the remittance collection business for these companies accounted for approximately 54%, 53% and 41%, respectively, of the total revenue of FirsTech, Inc.

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

E. Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Commissioner of Banks and Real Estate (the "Commissioner"), the Office of the Comptroller of the Currency (the "OCC"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

The following is a summary of the material elements of the regulatory framework that applies to the Company and its subsidiaries. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law. Any change in statutes, regulations or regulatory policies may have a material effect on the business of the Company and its subsidiaries.

The Company

General. The Company, as the sole shareholder of the Bank Subsidiaries, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank Subsidiaries and to commit resources to support the Bank Subsidiaries in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company acquisition involving a bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking ... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has received approval to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring "control" of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. "Control" is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2002, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporation Act, as amended, which prohibits the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or
(ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank Subsidiaries

General. BankIllinois is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Illinois-chartered FDIC-insured bank, BankIllinois is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like BankIllinois, are not members of the Federal Reserve System. BankIllinois is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

The First National Bank of Decatur ("Decatur") is a national bank, chartered by the OCC under the National Bank Act. The deposit accounts of Decatur are insured by the BIF, and Decatur is a member of the Federal Reserve System and the Federal Home Loan Bank System. Decatur is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over Decatur.

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

During the year ended December 31, 2002, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2003, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2002 the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of such agencies. The amount of the assessment paid by an Illinois bank to the Commissioner is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank's size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2002, BankIllinois paid supervisory assessments to the Commissioner totaling $104,000 and Decatur paid supervisory assessments to the OCC totaling $107,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The federal bank regulatory agencies have established the following minimum capital standards for insured state and national banks, such as the Bank Subsidiaries: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Further, federal law and regulations provide various incentives to financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria which determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC and the OCC, in order to be "well-capitalized", a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2002: (i) none of the Bank Subsidiaries were subject to a directive from the FDIC (in the case of BankIllinois) or the OCC (in the case of Decatur) to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was well-capitalized", as defined by applicable regulations.

Liability of Commonly Controlled Institutions. Institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC insured depository institutions in danger of default. Because the Company controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled.

Dividend Payments. The primary source of funds for the Company is dividends from the Banks. Under the Illinois Banking Act, BankIllinois generally may not pay dividends in excess of their net profits. Under the National Bank Act, Decatur may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deemed prudent. Without prior OCC approval, Decatur may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirements to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2002. As of December 31, 2002, approximately $51,808,000 was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC (in the case of BankIllinois) and the OCC (in the case of Decatur) may prohibit the payment of any dividends by the Bank Subsidiaries if the agency determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

Safety and Soundness Standards. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

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

Branching Authority. Illinois banks, such as BankIllinois, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals. National banks headquartered in Illinois, such as Decatur, have the same branching rights in Illinois as banks chartered under Illinois law, subject to OCC approval.

State and national banks are allowed to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law. Illinois law permits interstate mergers subject to certain conditions, including a condition requiring an Illinois bank involved in an interstate merger to have been in existence and continuous operation for more than five years.

State Bank Investments and Activities. BankIllinois generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of BankIllinois.

Financial Subsidiaries. Under Federal law and OCC regulations, national banks are authorized to engage, through "financial subsidiaries", in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to substantially the same conditions that apply to national bank investments in financial subsidiaries. None of the Bank Subsidiaries has applied for or received approval to establish any financial subsidiaries.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $42.1 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $42.1 million, the reserve requirement is $1.083 million plus 10% of the aggregate amount of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

F. Employees

The Company had a total of 439 employees at December 31, 2002, consisting of 330 full-time employees and 109 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and customer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

G. Internet Website

The Company maintains internet sites for its subsidiary banks at www.bankillinois.com and www.1stdecatur.com. The Company makes available free of charge on these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2002.
                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

The Company's common stock was held by approximately 700 shareholders of record as of March 17, 2003 and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of prices per share of the Company's common stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the common stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions, and have not been adjusted to reflect the 5% stock dividends paid by the Company in the third quarter of 2001.
                                                               Cash
                                        High        Low      Dividends
                                     ---------------------------------

2001     First quarter ..........    $   18.88  $   16.63   $   0.10
         Second quarter .........        19.25      18.33       0.11
         Third quarter ..........        19.25      17.50       0.11
         Fourth quarter .........        18.70      17.55       0.11

2002     First quarter ..........    $   18.95  $   17.85   $   0.13
         Second quarter .........        24.00      18.70       0.13
         Third quarter ..........        24.30      22.60       0.13
         Fourth quarter .........        24.95      24.00       0.13

During the fourth quarter of 2002, the Company declared a $0.15 per share cash dividend, which was paid on January 24, 2003. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions. See "Business
- Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2002. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.

                                                                                       Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                     2002           2001          2000          1999         1998
                                                                            (dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
Interest income ...............................................  $   63,363    $   73,195    $   74,271    $   67,070    $   65,710
Interest expense ..............................................      21,717        33,598        36,599        31,713        31,862
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ...........................................      41,646        39,597        37,672        35,357        33,848
Provision for loan losses .....................................       1,450         2,670           804           573           809
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses ...........      40,196        36,927        36,868        34,784        33,039
Non-interest income ...........................................      18,866        17,266        16,316        17,991        14,682
Non-interest expense ..........................................      33,161        30,286        34,769        35,922        30,719
Income tax expense ............................................       8,520         7,736         6,426         5,165         5,318
------------------------------------------------------------------------------------------------------------------------------------
     Net income ...............................................  $   17,381    $   16,171    $   11,989    $   11,688    $   11,684
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share ......................................  $     1.61    $     1.48    $     1.08    $     1.05    $     1.02
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share ....................................  $     1.60    $     1.45    $     1.06    $     1.03    $     1.00
------------------------------------------------------------------------------------------------------------------------------------
Return on average total assets ................................        1.58%         1.47%         1.15%         1.16%         1.23%
Return on average shareholders' equity ........................       12.79%        12.32%        10.03%        10.10%        10.29%
Cash dividends declared per common share1 .....................  $     0.54    $     0.45    $     0.40    $     0.29    $     0.28
------------------------------------------------------------------------------------------------------------------------------------
Total assets ..................................................  $1,122,728    $1,151,511    $1,091,081    $1,035,746    $  979,019
Investment in debt and equity securities ......................     316,210       335,422       303,187       300,040       354,346
Loans held for investment, net ................................     664,142       673,061       659,849       601,594       502,118
Deposits ......................................................     868,586       884,109       839,932       795,075       765,666
Borrowings ....................................................     108,457       120,102       110,636       111,198        88,145
Total shareholders' equity ....................................     134,470       135,993       125,402       116,081       112,586
Total shareholders' equity to total assets ....................       11.98%        11.81%        11.49%        11.21%        11.73%
Average shareholders' equity to average assets ................       12.35%        11.91%        11.45%        11.46%        11.95%
====================================================================================================================================

1 Prior to the merger of BankIllinois Financial Corporation and First Decatur Bancshares in March 2000, both companies paid cash dividends each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2002, 2001 and 2000 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2002 compared to December 31, 2001 and at December 31, 2001 compared to December 31, 2000. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 38 of this report.

Overview

The years ended December 31, 2002, 2001 and 2000 were years of transition for the Company involving fundamental reorganization of the consolidated organization. During the first quarter of 2000, the Company was formed as a result of the "merger of equals" of two strong financial services companies. Despite being in this post-merger transitional period, and facing a worsening economic environment and sagging consumer confidence, the Company posted record results during 2001 and 2002. Each of the last three years had non-recurring items. Non-recurring items during 2001 and 2000, many of which were merger related, had significant effects on the Company's reported results.

Merger and related non-recurring restructuring expenses incurred in 2002 consisted of $529,000 of termination of employment contracts, $40,000 of professional fees and $38,000 of data processing expenses, offset by $243,000 of tax benefit. The resulting effect of these items on basic and diluted earnings per share was a decrease of $0.03 for the year 2002. Merger and related non-recurring restructuring expenses incurred in 2001 consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefit. Also during 2001, a $2,500,000 reconciliation liability expense, net of tax of $1,000,000, was reversed against non-interest expense. The resulting effect of these items on basic and diluted earnings per share for 2001, was an increase of approximately $0.12 and $0.11 respectively. Costs incurred in 2000 associated with the merger and related non-recurring restructuring consisted of $2,544,000 of professional fees, $1,036,000 of early retirement and termination of employment contracts and $587,000 of expense related to computer equipment write-down, offset by $639,000 of tax benefit. The resulting effect of these costs on basic and diluted earnings per share was a decrease of approximately $0.32 and $0.31 respectively, for 2000.

During the second quarter of 2002, the Company completed a tender offer in which 711,832 of its shares of common stock were acquired for an aggregate cost of $16.556 million. Also in the second quarter of 2002, one of the Company's bank subsidiaries, First Trust Bank of Shelbyville, was merged into BankIllinois.

Segment Operations

FirsTech, Inc. operates as a separate segment of the Company. Results of FirsTech, Inc.'s operations are included as non-interest income and non-interest expense of the Company.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 2 to the Company's consolidated financial statements located in Item 8 of this Annual Report on form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that it has one critical accounting policy that is subject to estimates and judgements used in the preparation of its consolidated financial statements.

Allowance for Loan Losses. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, that is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. Loans are categorized as "impaired" when, based on current information or events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, in accordance with the contractual terms of the loan agreement. The Company reviews all non-accrual and substantially delinquent loans, as well as problem loans identified by management, for impairment as defined above. A specific reserve amount will be established for impaired loans in which the present value of the expected cash flows to be generated is less than the amount of the loan recorded on the Company's books. As an alternative to discounting, the Company may use the "fair value" of any collateral supporting a collateral-dependent loan in reviewing the necessity for establishing a specific loan loss reserve amount. Specific reserves will be established for accounts having a collateral deficiency estimated to be $50,000 or more. The Company's general reserve is maintained at an adequate level to cover accounts having a collateral deficiency of less than $50,000. Loans evaluated as groups or homogeneous pools of loans will be excluded from this analysis.

The Company utilizes its data processing system to identify loan payments not made by their contractual due dates and calculate the number of days each loan exceeds the contractual due date. The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Management believes the allowance for loan losses is adequate to absorb probable credit losses inherent in the loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Results of Operations

The Company had record earnings of $17,381,000 in 2002 compared to $16,171,000 in 2001 and $11,989,000 in 2000. The Company had a return on average assets of 1.58%, 1.47% and 1.15% in 2002, 2001 and 2000, respectively. The rates of return in 2001 and 2000 were significantly affected by non-recurring events discussed above. Basic earnings per share was $1.61, $1.48 and $1.08 in 2002, 2001 and 2000, respectively. Diluted earnings per share was $1.60, $1.45 and $1.06 in 2002, 2001 and 2000 respectively. Management believes that a strong balance sheet and excellent profitability are critical to success, particularly when the economy experiences a slowdown.

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

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule.

                  Net Interest Income on a Tax Equivalent Basis

                                                          (in thousands)
-------------------------------------------------------------------------------
                                                      2002      2001     2000
-------------------------------------------------------------------------------
Total interest income ...........................   $63,363   $73,195   $74,271
Total interest expense ..........................    21,717    33,598    36,599
-------------------------------------------------------------------------------
     Net interest income ........................    41,646    39,597    37,672
Tax equivalent adjustment:
     Tax-exempt investments .....................     1,279     1,210     1,046
     Tax-exempt loans ...........................        19        59        52
-------------------------------------------------------------------------------
          Total adjustment ......................     1,298     1,269     1,098
-------------------------------------------------------------------------------
Net interest income (TE) ........................   $42,944   $40,866   $38,770
===============================================================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates

                                                       (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                            2001                          2000
------------------------------------------------------------------------------------------------------------------------------------
                                        Average                           Average                      Average
                                        Balance     Interest      Rate    Balance   Interest  Rate     Balance     Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment

     securities1 ...................   $  262,275  $   12,471   4.75%   $  250,890   $13,831  5.51%   $  259,980   $15,533    5.97%
Tax-exempt investment
  securities1 (TE) .................       55,134       3,654   6.63%       52,836     3,557  6.73%       44,630     3,077    6.89%
Federal funds sold and interest
  bearing deposits2 ................       25,602         437   1.71%       39,526     1,737  4.39%       22,688     1,553    6.85%
Loans 3,4 (TE) .....................      673,423      48,099   7.14%      669,702    55,339  8.26%      623,652    55,206    8.85%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest earning assets
         and interest income (TE) ..   $1,016,434  $   64,661   6.36%   $1,012,954   $74,464  7.35%   $  950,950   $75,369    7.93%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks ............   $   46,771                       $   49,282                    $   48,809
Premises and equipment .............       18,928                           20,336                        21,641
Other assets .......................       18,149                           20,013                        22,034
------------------------------------------------------------------------------------------------------------------------------------
     Total assets ..................   $1,100,282                       $1,102,585                    $1,043,434
====================================================================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
     deposits ......................   $   90,916  $      944   1.04%   $  107,992   $ 2,229  2.06%   $   81,416   $ 2,112    2.59%
Savings ............................      261,063       3,689   1.41%      229,493     6,743  2.94%      235,935     9,021    3.82%
Time deposits ......................      350,353      14,081   4.02%      360,590    19,859  5.51%      344,305    19,531    5.67%
Federal funds purchased, repurchase
  agreements and notes payable .....       68,615       1,169   1.70%       74,918     2,550  3.40%       75,376     3,764    4.99%
FHLB advances & other borrowings ...       32,889       1,834   5.58%       38,980     2,217  5.69%       36,718     2,171    5.91%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest bearing
          liabilities and interest
          expense ..................   $  803,836  $   21,717   2.70%   $  811,973  $ 33,598  4.14%  $  773,750    $36,599    4.73%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing
  demand deposits ..................   $   93,590                       $  102,136                   $   88,059
Non-interest bearing savings
  deposits .........................       56,204                           42,810                       47,906
Other liabilities ..................       10,738                           14,375                       14,210
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities .............   $  964,368                       $  971,294                   $  923,925
Shareholders' equity ...............      135,914                          131,291                      119,509
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
          shareholders' equity .....   $1,100,282                       $1,102,585                   $1,043,434
====================================================================================================================================
Interest spread (average
     rate earned minus
     average rate paid) (TE) .......                            3.66%                         3.21%                           3.20%
====================================================================================================================================
Net interest income (TE) ...........               $   42,944                       $   40,866                   $   38,770
====================================================================================================================================
Net yield on interest
     earnings assets (TE) ..........                            4.22%                         4.03%                           4.08%
====================================================================================================================================

Notes:  see next page for notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Table:

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest earning deposits include approximately $61,000, $114,000 and $154,000 in 2002, 2001 and 2000, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4    Loan fees of approximately $1,269,000,  $1,058,000, and $1,061,000 in 2002,
     2001 and 2000, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                      2002                               2001
---------------------------------------------------------------------------------------------------------------------------
                                                      Increase                             Increase
                                                     (Decrease)                           (Decrease)
                                                        from                                 from
                                                      Previous      Due to      Due to     Previous     Due to     Due to
                                                        Year        Volume       Rate        Year       Volume      Rate
---------------------------------------------------------------------------------------------------------------------------
Interest Income
  Taxable investment securities ....................   ($ 1,360)   $    606    ($ 1,966)   ($ 1,702)   ($   530)   ($ 1,172)
  Tax-exempt investment securities .................        (97)        153         (56)        480         554         (74)
  Federal funds sold and interest
    bearing deposits ...............................     (1,300)       (475)       (825)        184         874        (690)
  Loans ............................................     (7,240)        306      (7,546)        133       3,933      (3,800)
---------------------------------------------------------------------------------------------------------------------------
          Total interest income ....................   ($ 9,803)   $    590    ($10,393)   ($   905)   $  4,831    ($ 5,736)
---------------------------------------------------------------------------------------------------------------------------
Interest Expense
  Interest bearing demand
    and savings deposits ...........................   ($ 4,339)   $    370    ($ 4,709)   ($ 2,161)   $    671    ($ 2,832)
  Time deposits ....................................     (5,778)       (550)     (5,228)        328         907        (579)
  Federal funds purchased, repurchase agreements
    and notes payable ..............................     (1,381)       (199)     (1,182)     (1,214)        (23)     (1,191)
  Federal Home Loan Bank advances and other
    borrowings .....................................       (383)       (341)        (42)         46         131         (85)
----------------------------------------------------------------------------------------------------------------------------

          Total interest expense ...................   ($11,881)   ($   720)   ($11,161)   ($ 3,001)   $  1,686    ($ 4,687)
---------------------------------------------------------------------------------------------------------------------------

Net Interest Income (TE) ...........................   $  2,078    $  1,310    $    768    $  2,096    $  3,145    ($ 1,049)
===========================================================================================================================

Total average earning assets increased from $1.013 billion in 2001 to $1.016 billion in 2002, but generated lower levels of interest income due to a significant decrease in interest rates during 2002. Average taxable investment securities increased $11.385 million, but generated $1,360,000 less interest income, of which $1,966,000 was due to lower rates, offset somewhat by $606,000 due to an increase in volume. Average loans increased $3.721 million, but generated $7,240,000 less interest income, of which $7,546,000 was due to lower rates, offset slightly by a $306,000 increase attributable to an increase in volume. Average tax-exempt investment securities increased $2.298 million in 2002, resulting in an increase of $97,000 in interest income. Of this increase, $153,000 was due to an increase in volume, offset somewhat by $56,000 due to lower rates. Somewhat offsetting these increases in average balances was a decrease in average federal funds sold and interest-bearing deposits of $13.924 million, resulting in a decrease in interest income in this category of $1,300,000. Of this decrease, $825,000 was due to lower rates and $475,000 was due to a decrease in volume.

Total average earning assets increased from $950.950 million in 2000 to $1.013 billion in 2001, but generated lower levels of interest income due to a significant decrease in interest rates during 2001. Average loans increased $46.050 million, resulting in an increase of $133,000 in interest income, of which $3,933,000 was due to an increase in volume, mostly offset by a $3,800,000 decrease attributable to lower rates. Average federal funds sold and interest-bearing deposits increased $16.838 million in 2001, resulting in an increase in interest income in this category of $184,000. Of this increase, $874,000 was due to an increase in volume, offset substantially by $690,000 due to lower rates. Average tax-exempt investment securities increased $8.206 million, resulting in an increase of $480,000 in interest income, of which $554,000 was due to an increase in volume, offset slightly by $74,000 due to lower rates. These increases in average balances were offset by a decrease in average taxable investment securities of $9.090 million, resulting in a decrease of $1,702,000 in interest income in this category, of which $530,000 was due to lower volume and $1,172,000 was due to a decrease in rates.

The Company establishes interest rates on loans and deposits based on market rates - such as the 91-day Treasury Bill rate and the prime rate - and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally lower in 2002 compared to 2001. The average rate earned on loans decreased 112 basis points from 8.26% in 2001 to 7.14% in 2002. The yield on tax-exempt investment securities decreased 10 basis points from 6.73% in 2001 to 6.63% in 2002. The yield on taxable investment securities decreased 76 basis points from 5.51% for the year ended December 31, 2002 to 4.75% for the year ended December 31, 2002. The yield on federal funds sold and interest-bearing deposits decreased 268 basis points from 4.39% in 2001 to 1.71% in 2002.

The total actual balance of loans at December 31, 2002 was lower than at December 31, 2001. Installment and consumer loans decreased $24.056 million from 2001 to 2002. This was primarily caused by a $26.778 million decrease in installment loans due to competition from special financing offered by the auto manufacturers' captive financing companies. Commercial, financial and agricultural loans decreased $11.997 million from 2001 to 2002 as a result of the slowdown of the economy. Somewhat offsetting these decreases was an increase of $27.134 million in real estate loans. Of this increase, $56.020 million was attributable to commercial real estate loans, offset somewhat by a $28.886 million decrease in residential mortgage loans. The decrease in residential mortgage loans was caused by a dramatic increase in refinancings to long-term fixed rate loans, which were subsequently sold on the secondary market.

Average rates on total interest bearing liabilities decreased 144 basis points, from 4.14% in 2001 to 2.70% in 2002, resulting in a decrease in interest expense of $11,881,000 in 2002 compared to 2001, due to the low rate environment throughout 2002. This was caused by a decrease in interest expense on all categories of interest bearing liabilities. The average rates paid on federal funds purchased, repurchase agreements and notes payable decreased 170 basis points from 3.40% in 2001 to 1.70% in 2002. This resulted in a decrease in interest expense of $1,381,000, of which $1,182,000 was due to rate decreases and $199,000 was due to lower volume. The average rate paid on time deposits decreased 149 basis points, from 5.51% in 2001 to 4.02% in 2002. This resulted in a decrease of $5,778,000 in interest expense, of which $5,228,000 was due to lower rates and $550,000 was due to a decrease in volume. The average rate paid on interest bearing demand and savings deposits decreased 134 basis points, from 2.66% in 2001 to 1.32% in 2002. This resulted in a decrease in interest expense of $4,339,000 in 2002, of which $4,709,000 was attributable to lower rates, offset slightly by a $370,000 increase in volume. The average rate paid on Federal Home Loan Bank advances and other borrowings decreased 11 basis points, from 5.69% in 2001 to 5.58% in 2002. This resulted in a decrease in interest expense of $383,000, of which $42,000 was due to lower rates and $341,000 was due to a decrease in volume.

Interest expense decreased $3,001,000 in 2001 compared to 2000. This was mainly caused by a decrease in interest expense on interest bearing demand and savings deposits of $2,161,000 in 2001, of which $2,832,000 was due to a decrease in rates, offset somewhat by $671,000 due to increased volume. The average rates paid on federal funds purchased, repurchase agreements and notes payable decreased 159 basis points from 4.99% in 2000 to 3.40% in 2001. This resulted in a decrease in interest expense of $1,214,000, of which $1,191,000 was due to rate decreases and $23,000 was due to lower volume. These decreases were offset somewhat by an increase of $328,000 in interest expense on time deposits. Of this increase, $907,000 was due to an increase in volume, offset somewhat by $579,000 due to lower rates. Interest expense on Federal Home Loan Bank advances and other borrowings increased $46,000, with $131,000 attributable to volume increases, offset somewhat by $85,000 due to lower rates.

Provision for Loan Losses

The quality of the Company's loan portfolio is of prime importance to the Company's management and its board of directors, as loans are the largest component of the Company's assets. The Company maintains an independent credit administration function, which performs reviews of all large loans and all loans that present indications of additional credit risk.

Continued emphasis on loan quality was reflected in the ratio of net charge-offs to average net loans of 0.22% in 2002, compared to 0.34% in 2001. Net charge-offs decreased to $1,450,000 in 2002 from $2,290,000 in 2001. The Company charged off $1,927,000 in loans during 2002 compared to $2,673,000 in 2001. This was due to decreases in charge-offs for commercial, financial and agricultural loans of $1,062,000 in 2002 compared to 2001. The decreased charge-offs were due largely to charge-offs on two agriculture credits totaling $847,000 in 2001. These decreases were offset somewhat by increases in charge-offs of installment and consumer loans of $218,000 and in residential real estate loans of $98,000. The increased charge-offs of installment and consumer loans were in the retail lending area, particularly in indirect vehicle loans. Recoveries of previously charged off loans increased from $383,000 in 2001 to $477,000 in 2002, with the largest increase in the area of commercial, financial and agricultural loans that increased $66,000 from 2001 to 2002. The provision for loan losses decreased $1,220,000 from $2,670,000 in 2001 to $1,450,000 in 2002. This decrease was mainly due to the reduction in net charge-offs. The Company continues to emphasize credit analysis and early detection of problem loans.

Along with other financial institutions, management shares a concern for the outlook of the economy in 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

Non-interest Income

Non-interest income increased $1,600,000, or 9.3%, from 2001 to 2002. Included in this increase was an increase of $702,000, or 13.4%, in income from trust and brokerage fees from $5,227,000 in 2001 to $5,929,000 in 2002. This was primarily the result of the adoption of a uniform trust fee schedule throughout the Company in 2002 that resulted in the recognition of increased fees as well as a $29,000,000 increase in assets under management in 2002 compared to 2001. Gains on sales of mortgage loans held-for-sale increased $540,000, or 65.2%, from $828,000 in 2001 to $1,368,000 in 2002. This increase resulted from a $34,743,000, or 33.4%, increase in mortgage loans sold during 2002 compared to 2001 due to the low interest rate environment. Service charges on deposit accounts increased $156,000, or 7.0%, in 2002 compared to 2001. Income from securities transactions increased $101,000, or 91.8%, in 2002 compared to 2001. This was the result of the sale of some securities to reposition the portfolio in the low rate environment. Remittance processing income increased $90,000, or 1.3%, during 2002 compared to 2001. Other non-interest income increased $11,000, or 0.6%, in 2002 compared to 2001.

Non-interest income increased $950,000, or 5.8%, from 2000 to 2001. Included in this increase was an increase of $616,000, or 290.6%, from gains on sales of mortgage loans held-for-sale. This increase resulted from a $78,618,000, or 307.9%, increase in mortgage loans sold during 2001 compared to 2000 due to the falling interest rate environment. Remittance processing income increased $582,000, or 8.8%, during 2001 compared to 2000. This increase was due to increased volume coupled with restructured pricing for some customers. Service charges on deposit accounts increased $130,000, or 6.2%, in 2001 compared to 2000. Also contributing to the increase in non-interest income was an $89,000, or 423.8%, increase in income from securities transactions. This was the result of the sale of some securities to reposition the portfolio in the changing rate environment. Somewhat offsetting these increases was a decrease in other non-interest income of $220,000, or 11.5%, from $1,917,000 in 2000 to $1,697,000 in 2001. Proceeds from a life insurance policy of approximately $81,000 along with $22,000 in one-time fee income during 2000, contributed to this decrease. Also, income from trust and brokerage fees decreased $247,000, or 4.5%, from $5,474,000 in 2000 to $5,227,000 in 2001. This was due, in part, to the downturn in the stock market during late 2000 and 2001. Market values were depressed causing fee income, which is based on market valuation, to decline in this area.

Non-interest Expense

During 2002, non-interest expense increased $2,875,000, or 9.5%, to $33,161,000 in 2002 from $30,286,000 in 2001. The 2001 expense was a decrease of $4,483,000, or 12.9%, compared to 2000 non-interest expense of $34,769,000. During 2001, there were no merger related professional fees compared to $2,544,000 in 2000. During 1999, the Company investigated reconciliation differences, which involved the Company's subsidiary, FirsTech, Inc. in connection with its commercial remittance processing services. After consultation with its professional advisors, the Company's Board of Directors directed that a liability in the amount of $2.5 million be recorded in the fourth quarter of 1999. Investigation of these differences was completed during the fourth quarter of 2001. It was determined that no liability existed and the $2.5 million liability was reversed in non-interest expense in 2001. In 2002, there was no reconciliation liability effect. During 2002, salaries and employee benefits expense increased $960,000, or 5.4%, data processing expense increased $357,000, or 18.4%, occupancy expense increased $79,000, or 3.4%, and service charges from correspondent banks increased $47,000, or 5.3%. Somewhat offsetting these increases were decreases in equipment expense of $626,000, or 18.4%, office supplies expense of $274,000, or 17.9%, and other non-interest expense of $168,000, or 3.4%. During 2001, salaries and employee benefits expense decreased $513,000, or 2.8%, equipment expense decreased $247,000, or 6.8%, and service charges from correspondent banks decreased $113,000, or 11.3%. Somewhat offsetting these decreases were increases in other non-interest expense of $585,000, or 13.4%, data processing expense of $473,000, or 32.2%, office supplies expense of $299,000, or 24.2%, and occupancy expense of $77,000, or 3.5%.

Salaries and employee benefits increased $960,000, or 5.4%, from $17,761,000 in 2001 to $18,721,00 in 2002. Contributing to the increase in salaries and employee benefits expense was an increase of $273,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts, and an increase of $288,000 in group health insurance costs. Salaries and employee benefits in 2001 decreased $513,000, or 2.8%, from $18,274,000 in 2000. Salaries and employee benefits in 2001 included $256,000 of expenses related to the termination of employment contracts compared to $1,034,000 in expenses in 2000 related to early retirement and termination of employment contracts as a result of the merger.

Data processing expense increased $357,000, or 18.4%, from $1,943,000 in 2001 to $2,300,000 in 2002. Contributing to this increase were a computer system conversion at the Company's Decatur bank late in the first quarter of 2001 from in-house data processing to third party service bureau data processing, conversion to a new system and a software upgrade at the Company's remittance processing subsidiary FirsTech, costs to merge First Trust Bank of Shelbyville and BankIllinois computer records, as well as a continuation in development of the Company's internet services during 2002 compared 2001. In 2001, data processing expense increased $473,000, or 32.2%, from $1,470,000 in 2000. Included in data processing expense were expenses associated with conversion to third party service bureau data processing from in-house processing, and $70,000 in expenses related to computer system conversion and early contract termination as a result of the computer system conversion.

Occupancy expense increased $79,000, or 3.4%, from $2,297,000 in 2001 to $2,376,000 in 2002. In 2001, occupancy expense increased $77,000, or 3.5%, from $2,220,000 in 2000.

Services charges from correspondent banks increased $47,000, or 5.3%, from $885,000 in 2001 to $932,000 in 2002. This increase was mainly due to a reduction in monthly earnings credits, which offset a portion of the charges, due to the falling rate environment. Earnings credits are typically indexed to a key government rate, like the monthly average 91-day Treasury bill rate. The average 91-day T-bill rate dropped from 3.43% in 2001 to 1.64% in 2002. In 2001, services charges from correspondent banks decreased $113,000, or 11.3%, from $998,000 in 2000. The decrease in 2001 reflected a shift from lockbox payments to mechanized payments at the Company's FirsTech subsidiary, which have lower costs.

Equipment expense decreased $626,000, or 18.4%, from $3,405,000 in 2001 to $2,779,000 in 2002. This decrease was due, in part, to conversion to third party service bureau data processing from in-house data processing at the Company's Decatur bank during 2001. In 2001, equipment expense decreased $247,000, or 6.8%, from $3,652,000 in 2000. This was primarily due to $587,000 in merger related write-downs of computer equipment and software in 2000.

Office supplies expense decreased $274,000, or 17.9%, from $1,535,000 in 2001 to $1,261,000 in 2002. In 2001, office supplies expense increased $299,000, or 24.2%, from $1,236,000 in 2000. Included in office supplies expense in 2001 were additional printing and mailing expenses and additional supplies purchased to support and announce a computer system conversion necessary to move the Company's subsidiaries toward the same data processing system.

In 2002, other non-interest expense decreased $168,000, or 3.4%, from $4,960,000 in 2001 to $4,792,000 in 2002. In 2001, other non-interest expense increased $585,000, or 13.4%, from $4,375,000 in 2000. Included in this change was $461,000 in other real estate income in 2000 from the sale of a property that had been previously written down.

Income Tax Expense

Income tax expense increased $784,000, or 10.1%, from $7,736,000 in 2001 to $8,520,000 in 2002. This was mainly due to an increase in taxable income. In 2001, income tax expense increased $1,310,000, or 20.4%, from $6,426,000 in 2000. This was due to an increase in taxable income. The Company's effective tax rate was 32.9%, 32.4% and 34.9% for the years ended December 31, 2002, 2001 and 2000, respectively. The effective tax rate was higher in 2000 due to non-deductible merger related expenses.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets decreased $28.783 million, or 2.5%, from $1.152 billion at December 31, 2001 to $1.123 billion at December 31, 2002. Decreases in cash and due from banks, investments in debt and equity securities available-for-sale, loans, mortgage loans held-for-sale, accrued interest receivable and premises and equipment were somewhat offset by increases in federal funds sold and interest earning deposits, investments in debt and equity securities held-to-maturity, non-marketable equity securities and other assets.

Cash and due from banks decreased $28.151 million, or 32.0%, at December 31, 2002 compared to December 31, 2001, primarily due to the purchase of $16.556 million of the Company's common stock into treasury as a result of the second quarter 2002 tender offer, and a smaller dollar amount of deposit items in process of collection at December 31, 2002 compared to December 31, 2001.

Total investment in debt and equity securities decreased $19.212 million, or 5.7%, at December 31, 2002 compared to December 31, 2001. Investments in debt and equity securities available-for-sale decreased $25.880 million, or 9.7%, at December 31, 2002 compared to December 31, 2001. Somewhat offsetting this decrease was an increase in investments in debt and equity securities held-to-maturity of $4.745 million, or 7.4%, and an increase in investments in non-marketable equity securities of $1.923 million, or 37.6%, at December 31, 2002 compared to December 31, 2001.

Loans, net of loan allowance, decreased $8.919 million, or 1.3%, at December 31, 2002 compared to December 31, 2001. Installment and consumer loans decreased $24.056 million from 2001 to 2002. This was primarily caused by a $26.778 million decrease in installment loans due to competition from special financing offered by the auto manufacturers' captive financing companies. Commercial, financial and agricultural loans decreased $11.997 million from 2001 to 2002 primarily as a result of the slowdown of the economy. Somewhat offsetting these decreases was an increase of $27.134 million in real estate loans. Of this increase, $56.020 million was attributable to commercial real estate loans, offset somewhat by a $28.886 million decrease in residential mortgage loans. The decrease in residential mortgage loans was caused by a dramatic increase in refinancings to long-term fixed rate loans, which were subsequently sold on the secondary market.

Mortgage loans held-for-sale decreased $5.803 million, or 66.1%, at December 31, 2002 compared to December 31, 2001, accrued interest receivable decreased $1.575 million, or 17.7%, and premises and equipment decreased $0.910 million, or 4.7%, at December 31, 2002 compared to December 31, 2001.

Federal funds sold and interest earning deposits increased $35.518 million, or 474.6%, at December 31, 2002 compared to December 31, 2001. Federal funds sold and interest earning deposits fluctuate with loan demand, deposit volume and investment opportunities. Other assets increased $0.269 million, or 2.5%, at December 31, 2002 compared to December 31, 2001.

The decrease in year-end assets was a result of total deposits being $15.523 million, or 1.8%, lower at December 31, 2002 compared to December 31, 2001. This was primarily due to the maturity of a large short-term deposit at the beginning of 2002. Also, Federal Home Loan Bank advances and other borrowings were $7.089 million, or 20.3%, lower and federal funds purchased, repurchase agreements and other notes were $4.556 million, or 5.3%, lower at December 31, 2002 than at December 31, 2001.

Average assets were $2.303 million, or 0.2%, lower in 2002 than 2001. Included in the decrease in average assets was a decrease of $13.924 million, or 35.2%, in average federal funds sold and interest earning deposits, a decrease of $2.511 million, or 5.1%, in cash and due from banks, a decrease of $1.864 million, or 9.3% in other assets, and a decrease of $1.408 million, or 6.9%, in premises and equipment. These decreases were somewhat offset by increases of $11.385 million, or 4.5%, in taxable investment securities, an increase of $3.721 million, or 0.6%, in average net loans including mortgage loans held-for-sale, and an increase of $2.298 million, or 4.3%, in tax-exempt investment securities.

There were shifts in funding sources as total average deposits increased $9.105 million, or 1.1%, while average federal funds purchased, repurchase agreements and other notes decreased $6.303 million, or 8.4%, and average Federal Home Loan Bank advances and other borrowings decreased $6.091 million, or 15.6%, in 2002 from 2001. Included in the increase in average deposits was a shift in the average deposit mix in 2002 versus 2001. Average interest bearing savings increased $31.570 million, or 13.8%, and average non-interest bearing savings increased $13.394 million, or 31.3%. Somewhat offsetting these increases were decreases in average interest bearing demand deposits of $17.076 million, or 15.8%, average time deposits of $10.237 million, or 2.8%, and average non-interest bearing demand deposits of $8.546 million, or 8.4%.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:

                          Carrying Value of Securities1
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                   2002       2001       2000
---------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
    U.S. Treasury ........................................................................   $  3,066   $  8,577   $ 23,812
    Federal agencies .....................................................................    185,469    191,325    156,322
    Mortgage-backed securities ...........................................................     30,884     28,279     11,513
    State and municipal ..................................................................     16,168     15,642     15,349
    Corporate and other obligations ......................................................      1,008      3,099        294
    Marketable equity securities .........................................................      4,021     19,574      6,396
---------------------------------------------------------------------------------------------------------------------------
          Total ..........................................................................   $240,616   $266,496   $213,686
===========================================================================================================================
Securities held-to-maturity:
    Federal agencies .....................................................................   $  1,750   $  1,750   $ 29,428
    Mortgage-backed securities ...........................................................     23,595     19,842     22,642
    State and municipal ..................................................................     43,218     42,226     32,902
---------------------------------------------------------------------------------------------------------------------------
         Total ...........................................................................   $ 68,563   $ 63,818   $ 84,972
===========================================================================================================================
Non-marketable equity securities:
    FHLB and FRB stock2 ..................................................................   $  3,963   $  3,766   $  3,526
    Other equity investments .............................................................      3,068      1,342      1,003
---------------------------------------------------------------------------------------------------------------------------
          Total ..........................................................................   $  7,031   $  5,108   $  4,529
===========================================================================================================================
          Total securities ...............................................................   $316,210   $335,422   $303,187
===========================================================================================================================

1    Investment  securities   available-for-sale  are  carried  at  fair  value.
     Investment securities held-to-maturity are carried at amortized cost.
2 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The unrealized gain on securities available-for-sale, net of tax effect, increased $1,026,000, to a gain of $3,776,000 at December 31, 2002 from a gain of $2,750,000 at December 31, 2001.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2002:

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                           1 year               1 to 5             5 to 10             Over
                                           or less               years              years            10 years             Total
                                       Amount     Rate     Amount     Rate     Amount    Rate     Amount    Rate     Amount    Rate
------------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   U.S. Treasury ...................  $  3,066    3.94%  $     --       --    $    --      --    $     --      --    $ 3,066   3.94%
   Federal agencies ................    44,977    4.80%    140,492    4.24%        --      --          --      --    185,469   4.38%
    Mortgage-backed securities1 ....     9,263    3.28%     19,282    5.23%     2,257    8.07%         82    7.86%    30,884   4.86%
    State and municipal ............       769    4.74%      8,271    4.54%     5,335    4.99%      1,793    5.33%    16,168   4.79%
    Other securities ...............     1,008    4.26%         --      --         --      --          --      --      1,008   4.26%
    Marketable equity securities2 ..      --        --          --      --         --      --          --      --      4,021     --
------------------------------------------------------------------------------------------------------------------------------------
        Total ......................  $ 59,083           $ 168,045            $ 7,592            $  1,875           $240,616
====================================================================================================================================
Average Yield ......................              4.51%               4.37%              5.90%               5.44%             4.46%
====================================================================================================================================
Securities held-to maturity:
    Federal agencies ...............  $  1,750    6.03%  $      --      --    $    --      --    $     --      --   $  1,750   6.03%
    Mortgage-backed securities1 ....     8,043    2.75%     11,400    4.38%       275    4.57%      3,877    5.78%    23,595   4.05%
    State and municipal ............     8,161    4.01%     30,729    4.02%     4,328    4.79%         --      --     43,218   4.10%
------------------------------------------------------------------------------------------------------------------------------------
        Total ......................  $ 17,954           $  42,129            $ 4,603            $  3,877           $ 68,563
====================================================================================================================================
Average Yield ......................              3.64%               4.12%              4.77%               5.78%             4.13%
====================================================================================================================================
Non-marketable equity securities2
    FHLB and FRB stock .............  $     --       --   $     --       --   $    --      --    $     --      --   $  3,963     --
    Other equity investments .......        --       --         --       --        --      --          --      --      3,068     --
------------------------------------------------------------------------------------------------------------------------------------

        Total ......................  $     --       --         --       --   $    --      --    $     --      --   $  7,031     --
====================================================================================================================================

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

                           Amount of Loans Outstanding
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------
                                                       2002       2001       2000       1999       1998
---------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural ...........   $234,045   $246,042   $219,541   $188,430   $168,862
Real estate ......................................    343,827    316,693    319,412    293,761    240,529
Installment and consumer .........................     95,529    119,585    129,775    128,085    101,580
---------------------------------------------------------------------------------------------------------
     Total loans .................................   $673,401   $682,320   $668,728   $610,276   $510,971
=========================================================================================================

                         Percentage of Loans Outstanding

--------------------------------------------------------------------------------------------------
                                                     2002      2001      2000      1999     1998
--------------------------------------------------------------------------------------------------
Commercial, financial and agricultural ......       34.75%    36.06%    32.83%    30.88%    33.05%
Real estate .................................       51.06%    46.41%    47.76%    48.13%    47.07%
Installment and consumer ....................       14.19%    17.53%    19.41%    20.99%    19.88%
--------------------------------------------------------------------------------------------------
     Total ..................................      100.00%   100.00%   100.00%   100.00%   100.00%
==================================================================================================

The Company's loan portfolio totaled approximately $673.401 million at December 31, 2002, representing 60.0% of total assets at that date. Total loans decreased $8.919 million, or 1.3%, from December 31, 2001 to December 31, 2002, with decreases in installment and consumer loans and in commercial, financial and agricultural loans of $24.056 million and $11.997 million, respectively, offset somewhat by an increase in real estate loans of $27.134 million.

Total loans increased $13.592 million, or 2.0%, from December 31, 2000 to December 31, 2001, with increases in commercial, financial and agricultural loans of $26.501 million, offset somewhat by decreases in installment and consumer loans and real estate loans of $10.190 million and $2.719 million, respectively.

The balance of loans outstanding as of December 31, 2002 by maturities is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                December 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                                                                           1 year        1-5       Over 5
                                                                           or less      years       Years       Total
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural .................................   $119,886    $ 96,823    $ 17,336    $234,045
Real estate ............................................................     51,436     146,490     145,901     343,827
Installment and consumer ...............................................     33,689      54,141       7,699      95,529
-----------------------------------------------------------------------------------------------------------------------
     Total .............................................................   $205,011    $297,454    $170,936    $673,401
=======================================================================================================================
Percentage of total loans outstanding ..................................     30.45%      44.17%      25.38%     100.00%
=======================================================================================================================

As of December 31, 2002, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $49.319 million in fixed-rate loans and $64.840 million in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 2002 included $101.656 million in fixed-rate loans and $190.735 million in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                               2002        2001       2000      1999       1998
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year ...........   $ 9,259     $ 8,879    $ 8,682    $ 8,852    $ 8,837
-----------------------------------------------------------------------------------------------------------------
Charge-offs during period:
     Commercial, financial and agricultural ..............   $  (103)    $(1,165)   $   (99)   $  (506)   $  (200)
     Residential real estate .............................      (125)        (27)       (34)        --        (15)
     Installment and consumer ............................    (1,699)     (1,481)    (1,119)      (750)      (933)
-----------------------------------------------------------------------------------------------------------------
          Total ..........................................   $(1,927)    $(2,673)   $(1,252)   $(1,256)   $(1,148)
-----------------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
     Commercial, financial and agricultural ..............   $   245     $   179    $   463    $   268    $    52
     Residential real estate .............................        31          37          9         53         14
     Installment and consumer ............................       201         167        173        192        288
-----------------------------------------------------------------------------------------------------------------
          Total ..........................................   $   477     $   383    $   645    $   513    $   354
-----------------------------------------------------------------------------------------------------------------
               Net charge-offs ...........................   $(1,450)    $(2,290)   $  (607)   $  (743)   $  (794)
Provision for loan losses ................................     1,450       2,670        804        573        809
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of year .................   $ 9,259     $ 9,259    $ 8,879    $ 8,682    $ 8,852
=================================================================================================================
Ratio of net charge-offs to
     average net loans ...................................     0.22%       0.34%      0.10%      0.14%      0.16%
=================================================================================================================

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

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the boards of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. Charge-offs in commercial, financial, and agricultural loans during 2002 decreased to $103,000 from $1,165,000 in 2001, when two agricultural credits totaling $847,000 were charged off. The level of charge-offs of installment and consumer loans in 2000, 2001, and 2002 were reflective of the significant growth of the indirect loan portfolio in 1999 and 2000.

The following table shows the allocation of the allowance for loan losses to each loan category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                             2002     2001     2000     1999     1998
----------------------------------------------------------------------------------------------------------------------
Allocated:
     Commercial, financial and agricultural .............................   $5,732   $5,487   $3,426   $3,476   $4,038
     Residential real estate ............................................      345      419      855      799    1,040
     Installment and consumer ...........................................    1,763    2,000    1,649    1,289    1,332
----------------------------------------------------------------------------------------------------------------------
          Total allocated allowance .....................................   $7,840   $7,906   $5,930   $5,564   $6,410
Unallocated allowances ..................................................    1,419    1,353    2,949    3,118    2,442
----------------------------------------------------------------------------------------------------------------------
Total ...................................................................   $9,259   $9,259   $8,879   $8,682   $8,852
======================================================================================================================

The allocated portion of the allowance for loan losses decreased $66,000 from $7,906,000 at December 31, 2001 to $7,840,000 at December 31, 2002. Of this decrease, the allowance for installment and consumer loans decreased $237,000, from $2,000,000 at December 31, 2001 to $1,763,000 at December 31, 2002 and the
allowance for residential real estate loans decreased $74,000 from $419,000 to $345,000 during the same period as total loans in both retail categories decreased during 2002. Somewhat offsetting these decreases was an increase in the allowance for commercial, financial and agricultural loans of $245,000 from $5,487,000 at December 31, 2001 to $5,732,000 at December 31, 2002 as commercial real estate loans increased during 2002. The portion of the allowance for loan losses which was unallocated increased by $66,000 to $1,419,000 at December 31, 2002 from $1,353,000 a year earlier. The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocation.

Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the boards of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

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

                               Nonperforming Loans
                                 (in thousands)

--------------------------------------------------------------------------------------------
                                                   2002     2001     2000     1999     1998
--------------------------------------------------------------------------------------------
Nonaccrual loans1 .............................   $1,392   $3,341   $  602   $  112   $1,507
============================================================================================
Loans past due 90 days or more ................   $  829   $1,774   $  846   $  440   $1,084
============================================================================================
Renegotiated loans ............................   $   20   $   67   $   88   $  104   $  121
============================================================================================

1    Includes $628,000, $3,216,000,  $505,000, $112,000 and $787,000 at December
     31,  2002,  2001,  2000,  1999  and  1998,  respectively,  of  loans  which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                          Other Nonperforming Assets
                                 (in thousands)

--------------------------------------------------------------------------------
                                         2002     2001    2000    1999    1998
--------------------------------------------------------------------------------
Other real estate owned ...........      $58    $ --     $  7    $246     $276
================================================================================
Nonperforming other assets ........      $94    $153     $192    $132     $ 20
================================================================================

There were no other interest earning assets that would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2002, the Company had approximately $7,393,000 in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $7,393,000 of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $1,392,000 of nonaccrual loans at December 31, 2002 compared to $3,341,000 at December 31, 2001. The decrease in nonaccrual loans was primarily due to the successful resolution of a $1.8 million agricultural credit. Loans past due 90 days or more but still accruing interest decreased by $945,000 in 2002 to a balance of $829,000 at December 31, 2002, from $1,774,000 at December 31, 2001. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2002 based on levels of performance and also details the allocation of interest collected during the period in 2002 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making some periodic payments would be included in the limited performance category.

                    Nonaccrual and Related Interest Payments
                                 (in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                          Cash Interest Payments Applied As:
--------------------------------------------------------------------------------------------------------------
                                                 At December 31, 2002                 Recovery of    Reduction
                                                  Book     Contractual    Interest   Prior Partial      Of
                                                 Balance     Balance       Income     Charge-offs    Principal
--------------------------------------------------------------------------------------------------------------
Contractually past due with:
     Substantial performance ..................   $  111     $  111        $    6      $     --       $     --
     Limited performance ......................       37         57            --            --             --
     No performance ...........................    1,244      1,311            --            --             --
--------------------------------------------------------------------------------------------------------------
Total .........................................   $1,392     $1,479        $    6      $     --       $     --
===============================================================================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2002 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment decreased $0.910 million in 2002 from 2001. This decrease was primarily due to depreciation expense of $2.647 million, proceeds from sale of property of $71,000 and loss on disposal of property of $3,000. These decreases were somewhat offset by $1.811 million of purchases.

Other Assets

Other assets increased $269,000 in 2002 from 2001. Included in this increase were increases in cash value life insurance, current tax receivable and deferred tax assets, offset somewhat by decreases in accounts receivable and servicing rights.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

              Average Balance and Weighted Average Rate of Deposits
                             (dollars in thousands)

--------------------------------------------------------------------------------------------------------
                                                 2002                  2001                  2000
--------------------------------------------------------------------------------------------------------
                                                    Weighted               Weighted             Weighted
                                           Average   Average    Average    Average     Average   Average
                                           Balance     Rate     Balance      Rate      Balance     Rate
--------------------------------------------------------------------------------------------------------
Demand
     Non-interest bearing .............   $ 93,590       --     $102,136       --     $ 88,059       --
     Interest bearing .................     90,916     1.04%     107,992     2.06%      81,416     2.59%
Savings
     Non-interest bearing .............     56,204       --       42,810       --       47,906       --
     Interest bearing .................    261,063     1.41%     229,493     2.94%     235,935     3.82%
Time
     $100,000 and more ................    121,591     3.89%     110,966     4.73%      93,761     5.81%
     Under $100,000 ...................    228,762     4.09%     249,624     5.85%     250,544     5.62%
--------------------------------------------------------------------------------------------------------
     Totals ...........................   $852,126              $843,021              $797,621
========================================================================================================

In analyzing its deposit activity, management has noted that average total deposits increased $9.105 million, or 1.1%, during 2002. Included in this increase were shifts in the average deposit mix in 2002 versus 2001. There were increases in average interest bearing savings deposits of $31.570 million, or 13.8%, average non-interest bearing savings deposits of $13.394, or 31.3%, and average time $100,000 and over of $10.625 million, or 9.6%. Somewhat offsetting these increases were decreases in average time deposits under $100,000 of $20.862 million, or 8.4%, average interest bearing demand deposits of $17.076 million, or $15.8%, and average non-interest bearing demand deposits of $8.546 million, or 8.4%.

The table below sets forth the maturity of deposits greater than $100,000 at December 31, 2002:

                  Maturity of Time Deposits of $100,000 or More
                                 (in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                               Total Time
                                          State of Illinois  Brokered                          Deposits of
Maturity at December 31, 2002               Time Deposits       CDs        CDs       IRAs    $100,000 or More
-------------------------------------------------------------------------------------------------------------
3 months or less ............................   $  5,000     $     --   $ 25,775   $    747     $ 31,522
3 to 6 months ...............................      5,000           --     18,551        310       23,861
6 to 12 months ..............................         --        5,000     25,926        419       31,345
Over 12 months ..............................         --       12,000     15,334      4,111       31,445
-------------------------------------------------------------------------------------------------------------
     Total ..................................   $ 10,000     $ 17,000   $ 85,586   $  5,587     $118,173
=============================================================================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions, securities sold under repurchase agreements, which mature from one day to three years from the date of sale and U.S. Treasury demand notes. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased, repurchase agreements and notes payable at December 31, 2002 and 2001, the average balance for the years ended December 31, 2002, 2001 and 2000, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2002 and 2001, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity declined $1.523 million from $135.993 million at December 31, 2001 to $134.470 million at December 31, 2002. Included in the decrease were net treasury stock transactions of $15.369 million, primarily due to the completion of the $16.556 million tender offer during the second quarter of 2002, offset partially by the exercise of stock options by employees and directors of the Company. Cash dividends declared of $5.752 million and a $0.031 million decrease from stock appreciation rights also contributed to the overall decrease in capital. Increases in capital included net income of $17.381 million, issuance of new shares of common stock of $1.222 million (stock options exercised prior to the completion of the tender offer were fulfilled using existing treasury stock, if available, and through the issuance of new shares), and an increase in accumulated other comprehensive income of $1.026 million.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Banks are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at both December 31, 2002 and 2001 was 11.8%. The leverage ratios for the individual banks are disclosed in note 19 in the Notes to the Consolidated Financial Statements. All are well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at both December 31, 2002 and 2001 was 18.0%, which is significantly higher than the regulatory minimum. The individual banks' total risk-weighted assets ratio are disclosed in note 19 in the Notes to Consolidated Financial Statements. All are significantly higher than the regulatory minimum.

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

The Company was able to adequately fund loan demand and meet liquidity needs in 2002. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents increased $7.367 million from December 31, 2001 to December 31, 2002. The increase in 2002 resulted from operating and investing activities, somewhat offset by financing activities. There were differences in sources and uses of cash during 2002 compared to 2001. More cash was provided by operating activities in 2002 compared to 2001. This was mainly due to more funds provided by sales of mortgage loans originated for sale than funds used for loans originated for sale in 2002 compared to 2001 when more funds were used for loans originated for sale than provided by proceeds from sales of loans originated for sale. Cash was provided in the area of investing activities during 2002 compared to cash used in 2001. Funding of new loans decreased in 2002 compared to 2001 as net loans decreased $7.172 million in 2002 compared to a $15.882 million increase in 2001. Principal paydowns from mortgage-backed securities were higher in 2002 compared to 2001, reflective of the interest rate environment. Also, there were less net purchases of investments in debt and equity securities compared to proceeds from maturities, calls and sales of the same in 2002 compared to 2001. Cash was used in financing activities in 2002 compared to cash provided in 2001. This was mainly due to decreases in deposits and federal funds purchased, repurchase agreements and notes payable in 2002 compared to increases in 2001. Also contributing to the use of funds in 2002 was the Company's stock tender offer.

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

The following table summarizes significant obligations and other commitments at December 31, 2002 (in thousands):

                                                                                 Short and long-term     Operating
   Years Ended December 31,                                     Time Deposits          borrowings1         leases          Total
----------------------------------------------------------------------------------------------------------------------------------
   2003                                                           $  233,120          $     20,023        $  207        $  253,350
   2004                                                               56,484                    23           193            56,700
   2005                                                               30,443                    23           136            30,602
   2006                                                                9,933                 5,023           129            15,085
   2007                                                               15,765                 2,691           110            18,566
   2008 and thereafter                                                     0                    23             2                25
----------------------------------------------------------------------------------------------------------------------------------
   Total                                                          $  345,745          $     27,806        $  777        $  374,328
==================================================================================================================================
   Commitments to extend credit:
   Commitments                                                                                                          $  201,181
   Standby letters of credit                                                                                                11,563
----------------------------------------------------------------------------------------------------------------------------------

1 Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short and long-term borrowings include fixed rate callable advances of $20,000,000 maturing in fiscal year 2008.

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

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2002:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                        1 -30        31 - 90       91 -180      181 - 365        Over
                                                         Days          Days          Days          Days         1 Year         Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
     Federal funds sold and  interest bearing
       deposits ...................................   $   43,002    $       --   $       --    $       --    $       --   $   43,002
     Debt and equity securities1 ..................       33,291        39,230       18,757        26,214       198,718      316,210
     Loans2 .......................................      201,856        24,514       28,080        58,686       363,237      676,373
------------------------------------------------------------------------------------------------------------------------------------
          Total interest earning assets ...........   $  278,149    $   63,744   $   46,837    $   84,900    $  561,955   $1,035,585
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
     Savings and interest bearing demand deposits .   $   39,777    $    1,432   $    2,148    $    4,293    $  163,091   $  210,741
     Money market savings deposits ................      148,197            --           --            --            --      148,197
     Time deposits ................................       24,815        44,271       60,187       103,847       112,625      345,745
     Federal funds purchased, repurchase agreements
       and notes payable ..........................       78,546             9          631         1,365           100       80,651
     FHLB advances and other borrowings ...........        5,000        15,138           --            --         7,668       27,806
------------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing liabilities ......   $  296,335    $   60,850   $   62,966    $  109,505    $  283,484   $  813,140
====================================================================================================================================
Net asset (liability) funding gap .................   $  (18,186)   $    2,894   $  (16,129)   $  (24,605)   $  278,471   $  222,445
------------------------------------------------------------------------------------------------------------------------------------

Repricing gap .....................................         0.94          1.05         0.74          0.78          1.98         1.27

Cumulative repricing gap ..........................         0.94          0.96         0.93          0.89          1.27         1.27
====================================================================================================================================

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

                                     1-30 Days       31-90 Days        91-180 Days     181-365 Days       Over 1 Year
---------------------------------------------------------------------------------------------------------------------
Savings and interest bearing
  demand deposits                      0.45%            0.85%             1.25%            2.45%            95.00%

At December 31, 2002, the Company tended to be liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $182,000 in 30 days and $153,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of December 31, 2002, the Company's RSA/RSL was 0.89, which was within the established guidelines.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $46.982 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at December 31, 2002 and December 31, 2001 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

Basis Point Change

                                       +200      +100       -100    -200
--------------------------------------------------------------------------

 December 31, 2002 .............       7.6%       3.8%     (3.9%)   (7.8%)
 December 31, 2001 .............       4.2%       2.1%     (2.1%)   (3.6%)

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

The Financial Accounting Standards Board has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. Implementation of these provisions of the Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for the financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

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

o The economic impact of past and any future terrorist attacks, acts of war or threats thereof, and the response of the United States to any such threats and attacks.

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

o Business combinations and the integration of acquired businesses which may be more difficult to expensive than expected.

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

See the "Interest Rate Sensitivity" section contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

The financial statements begin immediately after the following Section 906 Certification pages.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                                   1



CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                    2

Consolidated Statements of Income                                              3

Consolidated Statements of Changes in Shareholders' Equity                     4

Consolidated Statements of Cash Flows                                          5

Notes to Consolidated Financial Statements                                  6-25

                          Independent Auditor's Report

The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------

Champaign, Illinois
February 7, 2003

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001
                        (in thousands, except share data)


                                                                       2002            2001
                                                                  ----------------------------
Assets
Cash and due from banks .......................................   $     59,744    $     87,895
Federal funds sold and interest bearing deposits ..............         43,002           7,484
                                                                  ----------------------------
        Cash and cash equivalents .............................        102,746          95,379
                                                                  ----------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ...........................        240,616         266,496
  Held-to-maturity, at cost (fair value of $70,489 and
    $64,727 at December 31, 2002 and 2001, respectively) ......         68,563          63,818
  Non-marketable equity securities ............................          7,031           5,108
                                                                  ----------------------------
        Total investments in debt and equity securities .......        316,210         335,422
                                                                  ----------------------------
Loans, net of allowance for loan losses of $9,259 at
  December 31, 2002 and 2001 ..................................        664,142         673,061
Mortgage loans held for sale ..................................          2,972           8,775
Premises and equipment ........................................         18,349          19,259
Accrued interest receivable ...................................          7,315           8,890
Other assets ..................................................         10,994          10,725
                                                                  ----------------------------
        Total assets ..........................................   $  1,122,728    $  1,151,511
                                                                  ============================


Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing ......................................   $    163,903    $    158,807
    Interest bearing ..........................................        704,683         725,302
                                                                  ----------------------------
        Total deposits ........................................        868,586         884,109
                                                                  ----------------------------
  Federal funds purchased, repurchase agreements, and notes
    payable ...................................................         80,651          85,207
  Federal Home Loan Bank advances and other borrowings ........         27,806          34,895
  Accrued interest payable ....................................          2,252           3,390
  Other liabilities ...........................................          8,963           7,917
                                                                  ----------------------------
        Total liabilities .....................................        988,258       1,015,518
                                                                  ----------------------------

Shareholders' equity:
  Preferred stock, no par 2,000,000 shares authorized                       --              --
  Common  stock,  $0.01 par value; 15,000,000 shares
    authorized; 11,219,319 and 11,111,281 shares
    issued at December 31, 2002 and 2001, respectively ........            112             111
  Paid in capital .............................................         55,337          54,147
  Retained earnings ...........................................         92,853          83,810
  Accumulated other comprehensive income ......................          3,776           2,750
                                                                 -----------------------------
                                                                       152,078         140,818
  Less:  treasury stock, at cost, 755,047 and 267,783 shares at
    December 31, 2002 and 2001, respectively ..................        (17,608)         (4,825)
                                                                 -----------------------------
        Total shareholders' equity ............................        134,470         135,993
                                                                  ----------------------------
        Total liabilities and shareholders' equity ............   $  1,122,728    $  1,151,511
                                                                  ============================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2002, 2001 and 2000
                        (in thousands, except share data)

                                                                  2002           2001          2000
                                                              ----------------------------------------
Interest income:
  Loans and fees on loans .................................   $    48,080    $    55,280   $    55,154
  Investments in debt and equity securities:
    Taxable ...............................................        12,471         13,831        15,533
    Tax-exempt ............................................         2,375          2,347         2,031
  Federal funds sold and interest bearing deposits ........           437          1,737         1,553
                                                              ----------------------------------------
        Total interest income .............................        63,363         73,195        74,271
                                                              ----------------------------------------

Interest expense:
  Deposits ................................................        18,714         28,831        30,664
  Federal funds purchased, repurchase agreements,
    and notes payable .....................................         1,169          2,550         3,764
  Federal Home Loan Bank advances and other borrowings ....         1,834          2,217         2,171
                                                              ----------------------------------------
        Total interest expense ............................        21,717         33,598        36,599
                                                              ----------------------------------------
        Net interest income ...............................        41,646         39,597        37,672
Provision for loan losses .................................         1,450          2,670           804
                                                              ----------------------------------------
        Net interest income after provision for loan losses        40,196         36,927        36,868
                                                              ----------------------------------------

Non-interest income:
  Remittance processing ...................................         7,277          7,187         6,605
  Trust and brokerage fees ................................         5,929          5,227         5,474
  Service charges on deposit accounts .....................         2,373          2,217         2,087
  Securities transactions, net ............................           211            110            21
  Gain on sales of mortgage loans, net ....................         1,368            828           212
  Other ...................................................         1,708          1,697         1,917
                                                              ----------------------------------------
        Total non-interest income .........................        18,866         17,266        16,316
                                                              ----------------------------------------

Non-interest expense:
  Salaries and employee benefits ..........................        18,721         17,761        18,274
  Occupancy ...............................................         2,376          2,297         2,220
  Equipment ...............................................         2,779          3,405         3,652
  Data processing fees ....................................         2,300          1,943         1,470
  Office supplies .........................................         1,261          1,535         1,236
  Service charges from correspondent banks ................           932            885           998
  Merger related professional fees ........................            --             --         2,544
  Reconciliation liability ................................            --         (2,500)           --
  Other ...................................................         4,792          4,960         4,375
                                                              ----------------------------------------
        Total non-interest expense ........................        33,161         30,286        34,769
                                                              ----------------------------------------

        Income before income taxes ........................        25,901         23,907        18,415
Income taxes ..............................................         8,520          7,736         6,426
                                                              ----------------------------------------
        Net income ........................................   $    17,381         16,171        11,989
                                                              ========================================

Per share data:
  Basic earnings per share ................................   $      1.61    $      1.48   $      1.08
  Weighted average shares of common stock outstanding .....    10,792,092     10,930,736    11,077,959
  Diluted earnings per share ..............................   $      1.60    $      1.45   $      1.06
  Weighted average shares of common stock and dilutive
    potential common shares outstanding ...................    10,878,823     11,138,290    11,300,674

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                  Years Ended December 31, 2002, 2001 and 2000
                        (in thousands, except share data)

                                                                                    Accumulated
                                                                                       Other
                                                                                   Comprehensive
                                            Common Stock      Paid-in    Retained      Income       Treasury Stock
                                          Shares     Amount   Capital    Earnings      (Loss)    Shares       Amount      Total
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 1999 .........    11,107,684   $  111   $54,226    $65,106      $(3,362)  $     --    $      --    $116,081
Comprehensive Income:
  Net income .......................            --       --        --     11,989           --         --           --      11,989
  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes of $2,051            --       --        --         --        3,976         --           --       3,976
  Reclassification adjustment,
    net of tax of $7 ...............            --       --        --         --          (14)        --           --         (14)
                                                                                                                         --------
        Comprehensive income .......                                                                                       15,951
                                                                                                                         --------
Fractional shares of common stock
  purchased following stock dividend
  and merger .......................          (344)      --       (11)        --           --         --           --         (11)
Stock appreciation rights ..........            --       --       (64)        --           --         --           --         (64)
Cash dividends ($0.40 per share) ...            --       --        --     (4,472)          --         --           --      (4,472)
Treasury stock transactions, net ...         4,242       --        71        (32)          --    117,786       (2,122)     (2,083)
                                        -----------------------------------------------------------------------------------------
Balance, December 31, 2000 .........    11,111,582      111    54,222     72,591          600    117,786       (2,122)    125,402
                                                                                                                        ---------
Comprehensive Income:
  Net income .......................            --       --        --     16,171           --         --           --      16,171
  Net change in unrealized gain
   (loss) on securities avaialbe-
   for-sale, net of taxes of
   $1,172 .........................             --       --        --         --        2,221         --           --       2,221
  Reclassification adjustment, net
    of tax of ($39) ...............             --       --        --         --          (71)        --           --         (71)
                                                                                                                        ---------
       Comprehensive income ........                                                                                       18,321
                                                                                                                        ---------
Fractional shares of common stock
  purchased following stock dividend          (301)      --        (6)        --           --         --           --          (6)
  Stock appreciation rights ........            --       --        23         --           --         --           --          23
  Cash dividends ($0.45 per share) .            --       --        --     (4,945)          --         --           --      (4,945)
  Treasury stock transactions, net .            --       --       (92)        (7)          --    149,997       (2,703)     (2,802)
                                        -----------------------------------------------------------------------------------------
  Balance, December 31, 2001 .......    11,111,281      111    54,147     83,810        2,750    267,783       (4,825)    135,993
                                                                                                                        ---------
Comprehensive Income:
  Net income .......................            --       --        --     17,381           --         --           --      17,381
  Net change in unrealized gain
    (loss) on securities available-
    for-sale, net of taxes of
    $1,159 .........................            --       --        --         --        1,153         --           --       1,153
  Reclassification adjustment,
    net of tax of $(84) ............            --       --        --         --         (127)        --           --        (127)
                                                                                                                        ---------
        Comprehensive income .......                                                                                       18,407
                                                                                                                        ---------
Stock appreciation rights ..........            --       --       (31)        --           --         --           --         (31)
  Cash dividends ($0.54 per share) .            --       --        --     (5,752)          --         --           --      (5,752)
  Issuance of new shares of common
    stock ..........................       108,038        1     1,221         --           --         --           --       1,222
  Treasury stock transactions, net .            --       --        --     (2,586)          --    487,264      (12,783)    (15,369)
                                        -----------------------------------------------------------------------------------------
  Balance, December 31, 2002 .......    11,219,319    $ 112   $55,337    $92,853       $3,776    755,047     $(17,608)   $134,470
                                        =========================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                                                  2002        2001          2000
                                                                               -----------------------------------
Cash flows from operating activities:
    Net income .............................................................   $  17,381    $  16,171    $  11,989
    Adjustments to reconcile net income to net cash
       provided by operating activities:
    Depreciation and amortization ..........................................       2,673        2,757        2,839
    Amortization (accretion) of bond premiums, net .........................       1,188          (78)         202
    Provision for loan losses ..............................................       1,450        2,670          804
    Deferred income taxes ..................................................      (1,016)      (1,643)         (26)
    Securities transactions, net ...........................................        (211)        (110)         (21)
    Federal Home Loan Bank stock dividend ..................................        (187)        (240)        (169)
    Gain on sales of mortgage loans, net ...................................      (1,368)        (828)        (212)
    Loss on disposal of premises and equipment .............................           3           41          587
    Proceeds from sales of mortgage loans originated for sale ..............     138,898      104,155       25,537
    Mortgage loans originated for sale .....................................    (131,727)    (110,012)     (25,728)
    Other, net .............................................................       1,283       (2,377)         647
                                                                               -----------------------------------
                  Net cash provided by operating activities ................      28,367       10,506       16,449
                                                                               -----------------------------------
Cash flows from investing activities:
    Net decrease (increase) in loans .......................................       7,172      (15,882)     (59,066)
    Proceeds from maturities and calls of investments in debt securities:
       Held-to-maturity ....................................................       2,956       32,239        3,456
       Available-for-sale ..................................................     116,835      140,054       38,727
    Proceeds from sales of investments in debt and equity securities:
       Available-for-sale ..................................................      44,732       29,567        9,619
    Purchases of investments in debt and equity securities:
       Held-to-maturity ....................................................     (25,158)     (21,744)      (3,054)
       Available-for-sale ..................................................    (150,268)    (223,994)     (51,581)
       Other equity securities .............................................      (1,970)        (750)      (1,099)
    Principal paydowns from mortgage-backed securities:
       Held-to-maturity ....................................................      17,272        9,948        4,503
       Available-for-sale ..................................................      16,012        6,127        2,272
    Return of principal on other equity securities .........................         106           31           --
    Purchases of premises and equipment ....................................      (1,811)      (1,192)      (1,769)
    Proceeds from sale of premises and equipment ...........................          71           35           --
                                                                               -----------------------------------
                  Net cash provided by (used in)  investing activities .....      25,949      (45,561)     (57,992)
                                                                               -----------------------------------
Cash flows from financing activities:
    Net (decrease) increase in deposits ....................................     (15,523)      44,177       44,857
    Net (decrease) increase in federal funds purchased, repurchase
      agreements, and notes payable ........................................      (4,556)      15,549       (9,482)
    Advances from Federal Home Loan Bank and other borrowings ..............      13,000        5,000       10,000
    Payments on Federal Home Loan Bank and other borrowings ................     (20,089)     (11,083)      (1,080)
    Cash dividends paid ....................................................      (5,634)      (4,540)      (3,869)
    Issuance of new shares of common stock, net ............................       1,222           --           --
    MSTI stock transactions, net ...........................................     (15,369)      (2,808)      (2,094)
                                                                               -----------------------------------
                  Net cash (used in) provided by financing activities ......     (46,949)      46,295       38,332
                                                                               ---------    ---------    ---------
                  Net increase (decrease) in cash and cash equivalents .....       7,367       11,240       (3,211)

Cash and cash equivalents at beginning of year .............................      95,379       84,139       87,350
                                                                               -----------------------------------
Cash and cash equivalents at end of year ...................................   $ 102,746    $  95,379    $  84,139
                                                                               ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest ..............................................................   $  22,855    $  34,792    $  36,105
     Income taxes ..........................................................       9,061        8,775        6,684
     Real estate acquired through or in lieu of foreclosure ................         297           --           92
     Dividends declared not paid ...........................................       1,570        1,452        1,047

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1. Organization

Main Street Trust, Inc. is a holding company whose subsidiaries BankIllinois, The First National Bank of Decatur and FirsTech, Inc., (the "Company") provide a full range of banking services to individual and corporate customers located within Champaign, Decatur, and Shelbyville, Illinois, and the surrounding communities. The subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

2. Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The significant accounting policies used by the Company in the preparation of the consolidated financial statements are summarized below:

(a)  Principles of Consolidation and Financial Statement Presentation

     The consolidated financial statements include the accounts of Main Street Trust, Inc. and its wholly owned subsidiaries, BankIllinois, The First National Bank of Decatur, (the "Banks") and FirsTech, Inc., a retail payment processing company. During 2002, First Trust Bank of Shelbyville, previously a bank subsidiary, was merged into BankIllinois. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The following is a summary of selected data for the various business segments as of and for the year ending December 31:

                                   Banking     Remittance
                                  Services      Services       Company     Eliminations       Total
                                ---------------------------------------------------------------------
2002
-----------------------------
Total interest income .......   $    63,207     $      88      $    210      $    (142)    $   63,363
Total interest expense ......        21,843            --            16           (142)        21,717
Provision for loan losses ...         1,450            --            --             --          1,450
Total non-interest income ...        12,259         7,396           (60)          (729)        18,866
Total non-interest expense ..        27,298         5,051         1,541           (729)        33,161
Income before income tax ....        24,875         2,433        (1,407)            --         25,901
Income tax expense ..........         8,110           974          (564)            --          8,520
Net income ..................        16,765         1,459          (843)            --         17,381
Total assets ................     1,110,691         6,774       137,243       (131,980)     1,122,728
Depreciation and amortization         2,131           512            30             --          2,673

2001
-----------------------------
Total interest income .......   $    73,122     $     135     $     111      $    (173)   $    73,195
Total interest expense ......        33,771            --            --           (173)        33,598
Provision for loan losses ...         2,670            --            --             --          2,670
Total non-interest income ...        10,669         7,543          (148)          (798)        17,266
Total non-interest expense ..        26,964         5,565        (1,445)          (798)        30,286
Income before income tax ....        20,386         2,113         1,408             --         23,907
Income tax expense ..........         6,355           790           591             --          7,736
Net income ..................        14,031         1,323           817             --         16,171
Total assets ................     1,143,675         7,208       138,392       (137,764)     1,151,511
Depreciation and amortization         2,178           549            30             --          2,757

2000
-----------------------------
Total interest income .......   $    74,346   $       137     $     172      $    (384)   $    74,271
Total interest expense ......        36,983            --            --           (384)        36,599
Provision for loan losses ...           804            --            --             --            804
Total non-interest income ...        10,013         7,434           174         (1,305)        16,316
Total non-interest expense ..        25,397         5,849         4,828         (1,305)        34,769
Income before income tax ....        21,175         1,722        (4,482)            --         18,415
Income tax expense ..........         6,587           593          (754)            --          6,426
Net income ..................        14,588         1,129        (3,728)            --         11,989
Total assets ................     1,081,001         6,606       129,942       (126,468)     1,091,081
Depreciation and amortization         2,292           523            24             --          2,839

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

     Non-marketable equity securities include other investments which are carried at fair value as well as Federal Reserve Bank stock and the Banks' required investment in the capital stock of the Federal Home Loan Bank which are carried at cost which approximates fair value.

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

     The fair market value of servicing rights on mortgage loans that are sold with servicing retained is capitalized. The capitalized servicing rights are amortized against income based on the estimated lives of the loans. Capitalized servicing rights are evaluated for impairment based on the fair value of the servicing rights and any impairment is reflected in income.

(d)  Allowance for Loan Losses

     The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, that is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

     The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans.

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

     The Company utilizes their data processing system to identify loan payments not made by their contractual due date and calculate the number of days each loan exceeds the contractual due dates. The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal.

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

(f)  Other Real Estate

     Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the difference is recorded as a valuation allowance through a charge to income. Subsequent increases in fair value are recorded through a reversal of the valuation allowance, but not below zero. Expenses incurred in maintaining the properties are charged to operations. Other real estate owned totaled $58,000 and $0 at December 31, 2002 and 2001, respectively.

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

(h)  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common stock shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and dilutive potential common shares outstanding. Options to purchase shares of the Company's common stock and stock appreciation rights are the only dilutive potential common shares. The weighted average number of dilutive potential common shares is calculated using the treasury stock method.

     Earnings per share has been computed as follows:

                                                                  2002          2001          2000
                                                             -----------------------------------------
Net income ...............................................   $  17,381,000   $16,171,000   $11,989,000
Shares:
     Weighted average common shares outstanding ..........      10,792,092    10,930,736    11,077,959
     Dilutive effect of outstanding options, as determined
         by the application of the treasury stock method .          86,731       207,554       222,715
                                                             -----------------------------------------
     Weighted average common shares outstanding,
         as adjusted .....................................      10,878,823    11,138,290    11,300,674
                                                             =========================================
Basic earnings per share .................................   $        1.61   $      1.48   $      1.08
                                                             =========================================
Diluted earnings per share ...............................   $        1.60   $      1.45   $      1.06
                                                             =========================================

(i)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

(j)  Reclassification

     Certain amounts in the 2000 and 2001 consolidated financial statements have
     been   reclassified   to   conform   with  the  2002   presentation.   Such
     reclassifications have no effect on previously reported net income.

(k)  Stock Option Plans

     The Company has four stock-based compensation plans which have been in existence for all periods presented, and which are more fully described in
     Note 13. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No 25. Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   2002         2001         2000
                                                ------------------------------------
Net income on common stock:
          As reported .......................   $   17,381   $   16,171   $   11,989
Deduct total stock-based compensation expense
  determined under the fair value method
  for all awards, net of related tax effects          (290)        (293)        (246)
                                                ------------------------------------
          Pro forma .........................   $   17,091   $   15,878   $   11,743
                                                ====================================
Basic earnings per share:
          As reported .......................   $     1.61   $     1.48   $     1.08
          Pro forma .........................         1.58         1.45         1.06
Diluted earnings per share:
          As reported .......................   $     1.60   $     1.45   $     1.06
          Pro forma .........................         1.57         1.43         1.04

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

                                         2002             2001           2000
                                        ---------------------------------------
Number of options granted ......        158,000         169,050         133,383
Risk-free interest rate ........          5.20%           5.05%           5.14%
Expected life, in years ........           8.00            6.97            8.80
Expected volatility ............         10.34%          14.10%          11.06%
Expected dividend yield ........          2.80%           2.23%           2.39%

(l)  Emerging Accounting Standards

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

     The Financial Accounting Standards Board has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. Implementation of these provisions of the Interpretation is not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements of the Interpretation are effective for the financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

3.   Cash and Due from Banks

The compensating balances held at correspondent banks were $47,424,000 and $74,947,000 at December 31, 2002 and 2001, respectively. The Banks maintain such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Banks were required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $8,312,000 and $9,472,000 at December 31, 2002 and 2001, respectively.

4. Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                                              Available-for-Sale
                                                                  ------------------------------------------
                                                                               Gross       Gross
                                                                  Amortized  Unrealized  Unrealized  Fair
                                                                     Cost      Gains       Losses    Value
                                                                  ------------------------------------------
December 31, 2002
   U.S. Treasury and other
            government agencies ................................   $182,726   $  5,815   $      6   $188,535
   Mortgage-backed securities ..................................     29,987        927         30     30,884
   Obligations of states and political subdivisions ............     15,248        922          2     16,168
   Other .......................................................      6,375        322      1,668      5,029
                                                                   -----------------------------------------
                                                                   $234,336   $  7,986   $  1,706   $240,616
                                                                   =========================================

December 31, 2001
   U.S. Treasury and other
            government agencies ................................   $196,628   $  3,500   $    226   $199,902
   Mortgage-backed securities ..................................     27,852        433          6     28,279
   Obligations of states and political subdivisions ............     15,380        293         31     15,642
   Other .......................................................     22,408        959        694     22,673
                                                                   -----------------------------------------
                                                                   $262,268   $  5,185   $    957   $266,496
                                                                   =========================================

                                                                               Held-to-Maturity
                                                                   ------------------------------------------
December 31, 2002
   U.S. Treasury and other
            government agencies ................................   $  1,750   $      4   $     --   $  1,754
   Obligations of states and political subdivisions ............     43,218      1,787          1     45,004
   Mortgage-backed securities ..................................     23,595        184         48     23,731
                                                                   -----------------------------------------
                                                                   $ 68,563   $  1,975   $     49   $ 70,489
                                                                   =========================================

December 31, 2001
   U.S. Treasury and other
            government agencies ................................   $  1,750   $     66   $     --   $  1,816
   Obligations of states and political subdivisions ............     42,226        735         51     42,910
   Mortgage-backed securities ..................................     19,842        179         20     20,001
                                                                   -----------------------------------------
                                                                   $ 63,818   $    980   $     71   $ 64,727
                                                                   =========================================

A summary of non-marketable equity securities (in thousands) at December 31, 2002 and 2001 is as follows:

                                                             2002          2001
                                                            --------------------
Federal Home Loan Bank Stock, at cost ..............        $3,732        $3,535

Federal Reserve Bank Stock, at cost ................           231           231
Other investments, at fair value ...................         3,068         1,342
                                                            ------        ------
                                                            $7,031        $5,108
                                                            ======        ======

Realized gains and losses (in thousands) on sales and maturities for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                   2002        2001       2000
                                                 -------------------------------

Gross gains ............................         $ 1,016      $  563     $  320
Gross losses ...........................            (805)       (453)      (299)
                                                 -------------------------------
Net gains ..............................         $   211      $  110     $   21
                                                 ===============================
Applicable income taxes ................         $    84      $   39     $    7
                                                 ===============================

Investments in debt and equity securities with a carrying value of $212,414,000 and $217,369,000 were pledged at December 31, 2002 and 2001, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.

                                         Available-for-Sale     Held-to-Maturity
                                        --------------------  --------------------
                                        Amortized    Fair     Amortized     Fair
                                           Cost      Value       Cost       Value
                                        ------------------------------------------
Due in one year or less ..............   $ 49,227   $ 49,819   $  9,911   $ 10,023
Due after one year through five years     143,061    148,764     30,729     32,075
Due after five years through ten years      4,968      5,335      4,328      4,660
Due after ten years ..................      1,721      1,793       --         --
                                         -----------------------------------------
                                         $198,977   $205,711   $ 44,968   $ 46,758
Mortgage-backed securities ...........     29,987     30,884     23,595     23,731
Marketable equity securities .........      5,372      4,021         --         --
Other equity securities ..............      7,018      7,031         --         --
                                         -----------------------------------------
              Total debt securities ..   $241,354   $247,647   $ 68,563   $ 70,489
                                         =========================================

5. Loans

A summary of loans (in thousands), by classification, at December 31, 2002 and 2001 is as follows:

                                                           2002            2001
                                                         -----------------------
Commercial, financial, and agricultural ..........       $234,045       $246,042
Real estate ......................................        343,827        316,693
Installment and consumer .........................         95,529        119,585
                                                         -----------------------
                                                         $673,401       $682,320
Less:
   Allowance for loan losses .....................          9,259          9,259
                                                         -----------------------
                                                         $664,142       $673,061
                                                         =======================

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

During 2002, 2001 and 2000, the Company sold approximately $138,898,000, $104,155,000 and $25,537,000, respectively, of residential mortgage loans in the secondary market, primarily to Fannie Mae and Bank of America. Gross gains of approximately $1,385,000, $856,000 and $228,000, and gross losses of approximately $17,000, $28,000 and $16,000, were realized on the sales during 2002, 2001 and 2000, respectively. Capitalized mortgage servicing rights totaled $544,000 and $634,000 at December 31, 2002 and 2001, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2002, 2001 and 2000:

                                                  2002         2001       2000
                                                --------------------------------

Fannie Mae .................................    $137,888     $107,950   $111,060
Freddie Mac ................................       6,250        4,216      1,051
Illinois Housing Development Authority .....       1,655        2,288      2,759

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2002, including beginning balances attributable to changes in relationship due to new directors, executive officers and principal shareholders was as follows:

                                                                         2002
                                                                       --------

Balance, January 1 ............................................        $ 32,470
Balances added due to changes in relationship .................          15,289
New loans .....................................................          46,107
Repayments.....................................................         (44,249)
                                                                       --------
Balance, December 31 ..........................................        $ 49,617
                                                                       ========

At December 31, 2002, one to four family real estate mortgage loans of approximately $95,385,000 were pledged to secure advances from the Federal Home Loan Bank, and approximately $29,098,000 of consumer loans were pledged to the Federal Reserve Bank to secure potential future borrowings from the Fed Discount Window.

Activity in the allowance for loan losses (in thousands) for 2002, 2001 and 2000 was as follows:

                                                    2002      2001        2000
                                                  ------------------------------

Balance, beginning of year .....................  $ 9,259    $ 8,879    $ 8,682
Provision charged to expense ...................    1,450      2,670        804
Loans charged off ..............................   (1,927)    (2,673)    (1,252)
Recoveries on loans previously charged off .....      477        383        645
                                                  ------------------------------
Balance, end of year ...........................  $ 9,259    $ 9,259    $ 8,879
                                                  ==============================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2002, 2001 and 2000:

                                                 2002     2001      2000
                                               --------------------------
Impaired loans on nonaccrual ...............   $   764   $   125   $   97
Impaired loans continuing to accrue interest        --        --       --
                                               --------------------------
Total impaired loans .......................   $   764   $   125   $   97
                                               ==========================
Other non-accrual loans not classified
    as impaired ............................   $    628   $3,216   $  505
                                               ==========================
Loans contractually past due 90 days or
    more, still accruing interest and not
    classified as impaired .................   $    829   $1,774   $  846
                                               ==========================
Allowance for loan losses on impaired loans    $    115   $   19   $   15
                                               ==========================
Impaired loans for which there is no related
    allowance for loan losses ..............   $    --    $   --   $   --
                                               ==========================
Average recorded investment in impaired
    loans ..................................   $    515   $  142   $   19
                                               ==========================
Interest income recognized from impaired
    loans ..................................   $     --   $   --   $   --
                                               ==========================
Cash basis interest income recognized from
    impaired loans .........................   $      6   $    5   $   --
                                               ==========================

6. Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2002 and 2001 is as follows:

                                                               2002        2001
                                                             -------------------
Land ...................................................     $ 4,788     $ 4,783
Furniture and equipment ................................      14,889      14,119
Buildings and leasehold improvements ...................      23,388      22,669
                                                             -------------------
                                                              43,065      41,571
Less accumulated depreciation and amortization .........      24,716      22,312
                                                             -------------------
                                                             $18,349     $19,259
                                                             ===================

Depreciation and amortization expense was $2,647,000, $2,731,000 and $2,813,000 for 2002, 2001 and 2000, respectively.

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through March 2008 and have renewal options to extend the lease terms for various dates. The rental expense for these operating leases was $240,000, $239,000 and $202,000 in 2002, 2001 and 2000, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2002 are as follows:

2003                                                      $         207
2004                                                                193
2005                                                                136
2006                                                                129
2007                                                                110
Thereafter                                                            2
                                                          -------------
                                                          $         777
                                                          =============

7. Deposits

The aggregate amount of time certificate of deposits in denominations of $100,000 or more was $118,173,000 and $140,042,000 at December 31, 2002 and
2001, respectively. As of December 31, 2002, the scheduled maturities of time deposits (in thousands) were as follows:

2003                                                            $233,120
2004                                                              56,484
2005                                                              30,443
2006                                                               9,933
2007                                                              15,765
                                                                --------
                                                                $345,745
                                                                ========

8. Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2002 and 2001 is as follows:

                                                               2002        2001
                                                             -------------------

Federal funds purchased ................................     $ 3,700     $ 5,725
U.S. Treasury demand notes .............................       1,000       2,201
Securities sold under agreements to repurchase .........      75,951      77,281
                                                             -------------------
                                                             $80,651     $85,207
                                                             ===================

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                     2002         2001         2000
                                                 --------------------------------------
Federal funds purchased:
   Average daily balance .....................   $    4,599    $    4,629    $    3,549
   Maximum balance at month-end ..............   $   21,300    $   12,090    $   11,860
   Weighted average interest rate at year-end         0.50%         1.29%         5.13%
   Weighted average interest rate for the year        1.70%         4.36%         4.95%

Securities sold under agreements to
   repurchase:
   Average daily balance .....................   $   62,298    $   68,061    $   64,173
   Maximum balance at month-end ..............   $   75,951    $   77,281    $   80,787
   Weighted average interest rate at year-end         1.36%         2.27%         5.32%
   Weighted average interest rate for the year        1.71%         3.32%         5.28%

U.S. Treasury demand notes
   Average daily balance .....................   $    1,459    $    2,228    $    2,588
   Maximum Balance at month-end ..............   $    4,437    $    5,186    $    5,330
   Weighted average interest rate at year-end         1.14%         2.70%         6.28%
   Weighted average interest rate for the year        1.58%         4.12%         6.29%

The securities underlying the agreements to repurchase are under the control of the Banks.

9. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2002 is as follows:

                                                                  December 31
                                  --------------------------------------------------------------------
                                                             2002                               2001
                                  -------------------------------------------------------     --------
                                                                                Weighted
                                     FHLB             Other                      Average
                                   Advances        Borrowings       Total          Rate        Total
                                  --------------------------------------------------------------------
Maturing in year ending:
   2002                           $      -            $  -         $    -              -      $  7,023
   2003                                  -              23             23          4.75%            23
   2004                                  -              23             23          4.75%            23
   2005                                  -              23             23          4.75%            23
   2006                              5,000              23          5,023          5.68%         5,023
   2007                              2,668              23          2,691          6.82%         2,757
   2008                             20,000              23         20,023          5.23%        20,023
                                  --------------------------------------------------------------------
                                  $ 27,668           $ 138       $ 27,806          5.46%     $  34,895
                                  ====================================================================

The terms of a security agreement with the FHLB require the Banks to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. The Banks had a total remaining borrowing capacity with the FHLB of approximately $46,982,000 at December 31, 2002 at a rate equal to the FHLB current advance rates.

The other borrowings were for the purchase of land at a cost of $266,000. Principal of $23,000 and annual interest is due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of each year. The rate at December 31, 2002 was 4.75%.

10. Line of Credit

The Company has an unsecured line of credit of $5,000,000 from a third party lender. As of December 31, 2002, the entire line was available.

11. Income Taxes

Federal income tax expense (in thousands) for 2002, 2001 and 2000 is summarized as follows:

                                        2002             2001              2000
                                      ------------------------------------------

Current .....................         $ 9,536          $ 9,379          $ 6,452
Deferred ....................          (1,016)          (1,643)             (26)
                                      ------------------------------------------
Total .......................         $ 8,520          $ 7,736          $ 6,426
                                      ==========================================

Actual income tax expense (in thousands) for 2002, 2001 and 2000 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                  2002        2001        2000
                                               ---------------------------------

Computed "expected" income taxes .........     $ 9,066      $ 8,367     $ 6,445
Tax-exempt interest income, net of
   disallowed interest expense ...........        (764)        (718)       (646)
Nondeductible merger expenses ............          --           --         509
Other, net ...............................         218           87         118
                                               ---------------------------------
                                               $ 8,520      $ 7,736     $ 6,426
                                               =================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                                2002      2001
                                                              ------------------
Deferred tax assets:
   Allowance for loan losses ..............................   $ 3,347   $ 3,102
   Deferred compensation ..................................     1,611     1,631
   Stock appreciation rights ..............................        73        85
   Other employee benefits ................................       115       133
   Severance payable ......................................        --        15
   Phantom Stock ..........................................       225        49
   Other ..................................................       144        --
                                                              ------------------
         Total deferred tax assets ........................   $ 5,515   $ 5,015
                                                              ------------------
Deferred tax liabilities:
   Unrealized holding gain on available-for-sale securities   $(2,517)  $(1,442)
   Premises and equipment .................................      (852)   (1,124)
   Mortgage servicing rights ..............................      (153)     (229)
   Deferred loan fees .....................................       (93)     (104)
   Discount accretion .....................................      (138)     (161)
   FHLB Stock Dividend ....................................      (248)     (176)
   Other ..................................................        --      (206)
                                                              ------------------
         Total deferred tax liabilities ...................   $(4,001)  $(3,442)
                                                              ------------------
         Net deferred tax assets ..........................   $ 1,514   $ 1,573
                                                              ==================

12. Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. Through December 31, 2002, the 401(k) plan allowed for participants' contributions of up to 15% of gross salary, the first 6% of which was available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Total contributions by the Company totaled $926,000, $746,000 and $928,000 for 2002, 2001 and 2000,
respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $281,000,   $281,000   and  $280,000  in  2002,   2001  and  2000,
respectively, related to these agreements.

The Company has a deferred compensation plan for nonemployee directors of the Company in which a participating director may defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors electing to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, is credited with phantom stock units. Phantom stock units shall also be increased by any dividends or stock splits declared by the Company. At December 31, 2002 and 2001, $305,000 and $286,000 had been deferred from this plan, which represented 23,326 and 22,746 phantom stock units.

13. Stock Options and Related Plans

In 2000, after the merger, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Existing director options are fully vested and exercisable on the date granted while existing officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted. Under the 2000 incentive plan, the Company has outstanding options of 441,522 shares and 1,763,478 remain eligible for grant. This is the Company's only existing stock incentive plan.

Additionally, in connection with the merger, the Company assumed all of the outstanding options under First Decatur Bancshares, Inc.'s and BankIllinois Financial Corporation's stock option and incentive plans. There were four plans in place at the time of the merger. All of the options granted under these prior plans fully vested at the time of the merger and no additional options were available for grant after the merger. One of the plans included the granting of options in tandem with stock appreciation rights ("SAR's"). As of December 31, 2002, there were options outstanding for an aggregate of 147,728 shares of the Company's common stock and 15,252 SAR's under the prior plans.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                       2002                          2001                         2000
                              -------------------------------------------------------------------------------------
                                              Grant                        Grant                         Grant
                                              Price                        Price                         Price
                               Shares         Range          Shares        Range          Shares         Range
                              -------------------------------------------------------------------------------------
Options outstanding,
  beginning of year .......    868,998    $ 5.36 - $19.76    726,273   $ 5.36 - $19.76    604,810   $ 5.36 - $19.76
Granted ...................    158,000    $18.60 - $18.60    169,050   $17.50 - $17.50    133,383   $18.37 - $18.37
Exercised .................   (428,553)   $ 5.36 - $19.76    (17,360)  $ 5.36 - $12.05     (6,827)  $ 5.36 - $16.86
Options forfeited .........     (9,195)   $17.50 - $18.60     (8,965)  $16.86 - $19.76     (5,093)  $12.05 - $19.76
                              -------------------------------------------------------------------------------------
Options outstanding,
  end of year .............    589,250    $ 6.92 - $19.76    868,998   $ 5.36 - $19.76    726,273   $ 5.36 - $19.76
                              =====================================================================================
Options exercisable,
  end of year .............    493,893    $ 6.92 - $19.76    784,769   $ 5.36 - $19.76    687,778   $ 5.36 - $19.76
                              =====================================================================================
Weighted average fair value
  of options granted ......                      $   3.36                    $    3.73                    $    2.20
                                                 ========                    =========                    =========

                       Options Outstanding                                Options Exercisable
------------------------------------------------------------------    --------------------------
                                         Weighted
                      Outstanding        Average       Weighted       Exercisable     Weighted
    Range                as of          Remaining       Average          as of        Average
     of               December 31,     Contractual     Exercise       December 31,    Exercise
 Exercise price          2002             Life          Price            2002          Price
------------------------------------------------------------------    -------------------------
$ 6.92 - $ 7.90          15,252             2.0        $  6.92           15,252       $  6.92
$ 7.90 - $ 9.88          21,147             1.0           9.24           21,147          9.24
$15.81 - $17.78         202,808             6.4          17.36          170,897         17.33
$17.78 - $19.76         350,043             7.0          18.73          286,597         18.77
                      -----------------------------------------------------------------------
                        589,250             6.4        $ 17.61          493,893       $ 17.50
                      =======================================================================

14. Dividend Restrictions

Without prior approval of the Comptroller of the Currency, The First National Bank of Decatur is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to The First National Bank of Decatur's retained net profits (as defined) for that year and the two preceding years. At December 31, 2002, The First National Bank of Decatur had available retained earnings of approximately $8,179,000 for the payment of dividends without obtaining prior regulatory approval.

Without prior approval, BankIllinois is restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2002, BankIllinois had available retained earnings of approximately $43,629,000 for the payment of dividends without obtaining prior regulatory approval.

15. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2002 and 2001 and the related condensed statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000 for Main Street Trust, Inc.:

                            Condensed Balance Sheets
                            ------------------------
                                 (in thousands)

                                                           2002           2001
                                                        ------------------------
Assets:
   Cash ..........................................       $  2,287       $  5,411
   Investment in banks ...........................        118,251        117,550
   Investment in FirsTech ........................          6,524          7,065
   Investment in other securities ................          6,875          6,708
   Other assets ..................................          3,306          2,384
                                                         -----------------------
                                                         $137,243       $139,118
                                                         =======================
Liabilities and shareholders' equity:
   Dividends payable .............................       $  1,570       $  1,452
   Other liabilities .............................          1,203          1,673
   Shareholders' equity ..........................        134,470        135,993
                                                         -----------------------
                                                         $137,243       $139,118
                                                         =======================

                         Condensed Statements of Income

                                 (in thousands)

                                                       2002      2001        2000
                                                     -----------------------------
Revenue:
    Dividends received from subsidiaries .........   $20,000    $12,000    $ 5,359
    Interest income on deposits ..................        54         39         87
    Income on securities .........................       152         72         85
    Securities transactions, net .................      (193)      (279)        42
    Other ........................................       136        131        132
                                                     -----------------------------
       Total revenue .............................    20,149     11,963      5,705
                                                     -----------------------------

Expenses:
    Reconciliation liability .....................        --     (2,500)        --
    Merger related professional fees .............        --         --      2,544
    Other ........................................     1,556      1,055      2,285
                                                     -----------------------------
       Total expense ............................      1,556     (1,445)     4,829
                                                     -----------------------------

       Income before applicable income tax expense
       (benefit) and equity in undistributed
       income of subsidiaries ....................    18,593     13,408        876
Applicable income tax expense (benefit) ..........      (564)       591       (754)
Equity in undistributed income of subsidiaries ...    (1,776)     3,354     10,359
                                                     -----------------------------
       Net income ................................   $17,381    $16,171    $11,989
                                                     =============================


                       Condensed Statements of Cash Flows

                                 (in thousands)

                                                           2002        2001        2000
                                                         --------------------------------
Cash flows from operating activities:
    Net income .......................................   $ 17,381    $ 16,171    $ 11,989
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Equity in undistributed income of subsidiaries      1,776      (3,354)    (10,359)
        Depreciation .................................         30          30          24
        Other, net ...................................       (812)     (1,649)        964
                                                         --------------------------------
            Net cash provided by operating activities      18,375      11,198       2,618
                                                         --------------------------------

Cash flows from investing activities:
    Equity securities transactions, net ..............     (1,687)        (37)     (2,508)
    Other, net .......................................         --         (12)         27
                                                         --------------------------------
            Net cash used in investing activities ....     (1,687)        (49)     (2,481)
                                                         --------------------------------

Cash flows from financing activities:
    Treasury stock transactions, net .................    (15,369)     (2,802)     (2,057)
    Fractional shares purchased following stock
      dividend and merger ............................         --          (6)        (11)
    Cash dividends paid ..............................     (5,634)     (4,540)     (3,869)
    Issuance of new shares of common stock ...........      1,222          --          --
    Other, net .......................................        (31)         23          37
                                                         --------------------------------
            Net cash used in financing activities
                                                          (19,812)     (7,325)     (5,900)
                                                         --------------------------------
Cash at beginning of year ............................      5,411       1,587       7,350
                                                         --------------------------------
Cash at end of year ..................................   $  2,287    $  5,411    $  1,587
                                                         ================================

16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                                                                 Year Ended December 31, 2002
                                                                       Three Months Ended
                                                        ----------------------------------------------
                                                        December 31  September 30   June 30   March 31
                                                        ----------------------------------------------
Interest income ......................................    $15,265       $15,871     $16,020   $16,207
Interest expense .....................................      4,951         5,399       5,540     5,827
                                                          -------------------------------------------
          Net interest income ........................     10,314        10,472      10,480    10,380
Provision for losses on loans ........................        460           330         330       330
                                                          -------------------------------------------
          Net interest income after
               provision for losses
               on loans ..............................      9,854        10,142      10,150    10,050
Non-interest income ..................................      4,709         4,638       4,765     4,754
Non-interest expense .................................      7,912         8,091       8,960     8,198
                                                          -------------------------------------------
          Income before income taxes .................      6,651         6,689       5,955     6,606
Income taxes .........................................      2,202         2,210       1,912     2,196
                                                          -------------------------------------------

         Net income ..................................      4,449         4,479       4,043     4,410
                                                          ===========================================

Basic earnings per share .............................    $  0.42       $  0.43     $  0.36   $  0.40
                                                          ===========================================

Diluted earnings per share ...........................    $  0.42       $  0.42     $  0.36   $  0.40
                                                          ===========================================

                                                                       Year Ended December 31, 2001
                                                                              Three Months Ended
                                                             ------------------------------------------------
                                                             December 31   September 30    June 30   March 31
                                                             ------------------------------------------------
Interest income .............................................   $17,278      $18,040       $18,756   $19,121
Interest expense ............................................     6,868        8,305         8,846     9,579
                                                                --------------------------------------------
          Net interest income ...............................    10,410        9,735         9,910     9,542
Provision for losses on loans ...............................     1,825          235           375       235
                                                                --------------------------------------------
          Net interest income after
               provision for losses
               on loans .....................................     8,585        9,500         9,535     9,307
Non-interest income .........................................     4,468        4,366         4,291     4,141
Non-interest expense ........................................     6,376        7,838         7,952     8,120
                                                                --------------------------------------------
          Income before income taxes ........................     6,677        6,028         5,874     5,328
Income taxes ................................................     2,282        1,984         1,810     1,660
                                                                --------------------------------------------

         Net income .........................................   $ 4,395      $ 4,044       $ 4,064   $ 3,668
                                                                ============================================

Basic earnings per share ....................................   $  0.40      $  0.37       $  0.37   $  0.34
                                                                ============================================

Diluted earnings per share ..................................   $  0.40      $  0.36       $  0.36   $  0.33
                                                                ============================================

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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2002 and 2001:

                                                             2002         2001
                                                           ---------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $201,181     $173,705
  Standby letters of credit ..........................       11,563        3,540

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2002 and 2001:

                                                      2002                   2001
                                               -------------------    ------------------
                                               Carrying    Fair      Carrying    Fair
                                                Amount     Value      Amount     Value
                                               -----------------------------------------
Assets:
   Cash and cash equivalents ...............   $102,746   $102,746   $ 95,379   $ 95,379
   Investments in debt and equity securities    316,210    318,136    335,422    336,331
   Mortgage loans held for sale ............      2,972      2,972      8,775      8,775
   Loans ...................................    664,142    685,675    673,061    705,391
   Accrued interest receivable .............      7,315      7,315      8,890      8,890
   Cash surrender value of life insurance ..      5,026      5,026      4,611      4,611
Liabilities:
   Deposits ................................   $868,586   $885,487   $884,109   $885,208
   Federal funds purchased, repurchase
        and notes payable ..................     80,651     80,692     85,207     83,076
   FHLB advances and other borrowings ......     27,806     28,963     34,895     39,337
   Accrued interest payable ................      2,252      2,252      3,390      3,390

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2002 and 2001. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

Accrued Interest Receivable

The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Cash Surrender Value of Life Insurance

Life insurance agreements reprice periodically with no significant change in credit risk. Fair values approximate carrying value for these agreements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following tables:

                                                                                            To be well capitalized
                                                                      For capital adequacy  under prompt corrective
                                                       Actual               purposes:          action provisions:
                                                   -----------------  --------------------  -----------------------
                                                    Amount     Ratio    Amount       Ratio    Amount       Ratio
                                                   --------------------------------------------------------------
As of December 31, 2002:
   Total capital
      (to risk-weighted assets)
      Consolidated .............................   $138,701    18.0%   $ 61,660      8.0%          N/A
      BankIllinois .............................   $ 74,396    15.8%   $ 37,685      8.0%    $  47,107      10.0%
      The First National Bank of Decatur  ......   $ 48,351    16.0%   $ 24,213      8.0%    $  30,266      10.0%
   Tier I capital
      (to risk-weighted assets)
      Consolidated .............................   $129,442    16.8%   $ 30,830      4.0%          N/A
      BankIllinois .............................   $ 68,739    14.6%   $ 18,843      4.0%    $  28,264       6.0%
      The First National Bank of Decatur .......   $ 44,659    14.8%   $ 12,106      4.0%    $  18,160       6.0%
   Tier I capital
      (to average assets)
      Consolidated .............................   $129,442    11.8%   $ 43,732      4.0%          N/A
      BankIllinois .............................   $ 68,739    10.5%   $ 26,236      4.0%    $  32,795       5.0%
      The First National Bank of Decatur .......   $ 44,659    10.3%   $ 17,324      4.0%    $  21,655       5.0%




As of December 31, 2001:

   Total capital
      (to risk-weighted assets)
      Consolidated .............................   $142,403    18.0%   $ 63,212      8.0%          N/A
      BankIllinois .............................   $ 76,292    15.7%   $ 38,825      8.0%    $  48,532      10.0%
      The First National Bank of Decatur .......   $ 47,672    16.3%   $ 23,363      8.0%    $  29,204      10.0%
   Tier I capital
      (to risk-weighted assets)
      Consolidated .............................   $133,053    16.8%   $ 31,606      4.0%          N/A
      BankIllinois .............................   $ 70,514    14.5%   $ 19,413      4.0%    $  29,119       6.0%
      The First National Bank of Decatur .......   $ 44,083    15.1%   $ 11,681      4.0%    $  17,522       6.0%
   Tier I capital
      (to average assets)
      Consolidated .............................   $133,053    11.8%   $ 44,950      4.0%          N/A
      BankIllinois .............................   $ 70,514    10.3%   $ 27,366      4.0%    $  34,207       5.0%
      The First National Bank of Decatur .......   $ 44,083    10.2%   $ 17,274      4.0%    $  21,592       5.0%


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2003 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2003 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2003 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2002, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

Name                                               Position with Main Street, its subsidiaries
(Age)                                              and occupation for the last five years
-----                                              ---------------------------------------------------------------------------------
David B. White                                     Executive Vice President and Chief Financial
(Age 51)                                           Officer of Main Street, BankIllinois and The First National Bank of Decatur and
                                                   Director of FirsTech; Executive Vice President and Chief Financial Officer of
                                                   BankIllinois Financial and BankIllinois (1993-2000)

Christopher M. Shroyer                             President, Chief Executive Officer and Director of The First
(Age 37)                                           National Bank of Decatur; Executive Vice President, Lending, The First National
                                                   Bank of Decatur (2000-2001); Senior Vice President, Lending, The First National
                                                   Bank of Decatur (1999-2000); Vice President and Department Head, Commercial
                                                   Lending, The First National Bank of Decatur (1997-1999)

Robert F. Plecki, Jr.                              President and Director of BankIllinois; Executive Vice
(Age 42)                                           President, Retail Banking, BankIllinois (1998-2001); Senior Vice President,
                                                   Retail Banking, BankIllinois (1996-1998)

Leanne C. Heacock                                  Executive Vice President, Management Information Systems,
(Age 37)                                           Main Street, BankIllinois and The First National Bank of Decatur and Director of
                                                   FirsTech; Executive Vice President, Management Information Systems, BankIllinois
                                                   and The First National Bank of Decatur (2001-2002); Executive Vice President,
                                                   Management Information Systems, BankIllinois  (1999-2001); Senior Vice
                                                   President, Management Information Systems, BankIllinois (1998-1999)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2002, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2002, except for Mr. VanBuskirk, who filed a Form 4 reporting an exercise of options to purchase 5,104 shares one month late, and Mr. Sloan, who filed a Form 4 reporting a purchase of 1,000 shares one day late.

Item 11.  Executive Compensation

The information in the 2003 Proxy Statement under the caption "Executive Compensation" is incorporated by reference, with the exception of the sections entitled "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", which are not included by reference herein.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information in the 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2002 for
(i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

====================================================================================================================================
                                                   EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                      Number of securities to be                                     Number of securities remaining
            Plan category               issued upon exercise of       Weighted-average exercise       available for future issuance
                                          outstanding options        price of outstanding options
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders...............             441,522(1)                       $18.14                          1,763,478
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders......                      0                         0                                 0
------------------------------------------------------------------------------------------------------------------------------------
Total.............................            441,522 (1)                       $18.14                          1,763,478
====================================================================================================================================

(1) Does not include options assumed by the Company in 2000 in connection with the merger of First Decatur Bancshares, Inc. and BankIllinois Financial Corporation with and into the Company. At the time of the merger, there were options issued under the Central Illinois Financial Corporation Stock Option Plan, BankIllinois Financial Co. 1994 Stock Incentive Plan, BankIllinois Financial Corporation 1996 Stock Incentive Plan and the First Decatur Bancshares, Inc. Employee Stock Option Plan, each of which was approved by shareholders of the respective company at the time of their adoption. All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger. As of December 31, 2002, there were options outstanding for an aggregate of 147,728 shares of the Company's common stock under the prior plans with a weighted average exercise price of $16.04.

Item 13. Certain Relationships And Related Transactions

The information in the 2003 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14. Controls and Procedures

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     Index to Financial Statements

           See page 32.

(a)(2)     Financial Statement Schedules

           N/A

(a)(3)     Schedule of Exhibits

           The Exhibit Index which immediately follows the signature page to this Form 10-K is incorporated by reference.

(b)        Reports on Form 8-K

           The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

(c)        Exhibits

           The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2003.


By:  /s/ Van A. Dukeman                        By:  /s/ David B. White
-----------------------------------                 ----------------------------
     Van A. Dukeman                                 David B. White
     President, CEO and Director                    Executive Vice President and
                                                    Principal Financial and
                                                    Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2003.


/s/ Gregory B. Lykins
---------------------------------
Gregory B. Lykins                          Chairman and Director


/s/ Van A. Dukeman
---------------------------------
Van A. Dukeman                             President, CEO and Director


/s/ Phillip C. Wise
---------------------------------
Phillip C. Wise                            Executive Vice President and Director


/s/ David J. Downey
----------------------------------
David J. Downey                            Director


/s/ Larry D. Haab
----------------------------------
Larry D. Haab                              Director


/s/ Frederic L. Kenney
----------------------------------
Frederic L. Kenney                         Director



----------------------------------
August C. Meyer, Jr.                       Director


/s/ Gene A. Salmon
----------------------------------
Gene A. Salmon                             Director


/s/ George T. Shapland
----------------------------------
George T. Shapland                         Director


/s/ Thomas G. Sloan
----------------------------------
Thomas G. Sloan                            Director


/s/ Roy V. VanBuskirk
----------------------------------
Roy V. VanBuskirk                          Director


/s/ H. Gale Zacheis
----------------------------------
H. Gale Zacheis                            Director

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Van A. Dukeman, Chief Executive Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Main Street Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 21, 2003



                                                    /s/  Van A. Dukeman
                                                         -----------------------
                                                         Van A. Dukeman
                                                         Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, David B. White, Chief Financial Officer of the Company, certify that:

1.   I have reviewed this annual report on Form 10-K of Main Street Trust, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c.   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 21, 2003



                                                    /s/  David B. White
                                                         -----------------------
                                                         David B. White
                                                         Chief Financial Officer

                             MAIN STREET TRUST, INC.
                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                                        Incorporated
 Exhibit No.           Description                       Herein by                     Filed
                                                        Reference To                  Herewith
-------------- ---------------------------- ------------------------------------- -----------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)
     3.2       Bylaws                       Exhibit 3.2 to the Form S-4 filed with
                                            the Commission on November 30,
                                            1999 (SEC File No. 33-91759)
     4.1       Specimen common stock        Exhibit 4.1 to the Form 10-K filed
               certificate                  with the Commission on March 30,
                                            2001 (SEC File No. 000-30031)
     4.2       Second Amended and           Exhibit 4.2 to the Form 10-K filed
               Restated Shareholders'       with the Commission on March 30,
               Agreement, dated as of       2001 (SEC File No. 000-30031)
               November 1, 2000
    10.1       Employment Agreement by      Exhibit 10.1 to the Form 10-K filed
               and between the Company      with the Commission on March 29,
               and Gregory B. Lykins        2002 (SEC File No. 000-30031)
    10.2       Employment Agreement by      Exhibit 10.2 to the Form 10-K filed
               and between the Company      with the Commission on March 29,
               and Van A. Dukeman           2002 (SEC File No. 000-30031)
    10.3       Employment Agreement by      Exhibit 10.5 to the Registration
               and between the Company      Statement on Form S-4 filed with the
               and David B. White           Commisson on March 15, 1996, as
                                            amended (SEC File No. 33-90342)
    10.4       Employment Agreement by      Exhibit 10.4 to the Form 10-K filed
               and between the Company,     with the Commission on March 29,
               FirsTech, Inc. and Phillip   2002 (SEC File No. 000-30031)
               C. Wise
    10.5       Employment Agreement by                                                   X
               and between The First
               National Bank of Decatur
               and Chris Shroyer
    21.1       Subsidiaries of the                                                       X
               Registrant
    23.1       Consent of McGladrey &                                                    X
               Pullen, LLP
    99.1       Section 906 Certification                                                 X
    99.2       Section 906 Certification                                                 X
