Form 10-Q
period 2003-03-31
MAIN STREET TRUST INC
filed 2003-05-06
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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


Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of the registrant's common stock, as of May 2, 2003

Main Street Trust, Inc. Common Stock                                  10,500,949

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        10

         Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk                                          23

         Item 4. Controls and Procedures                                      23

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            24

         Item 2. Changes in Securities and Use of Proceeds                    24

         Item 3. Defaults Upon Senior Securities                              24

         Item 4. Submission of Matters to a Vote of Security Holders          24

         Item 5. Other Information                                            24

         Item 6. Exhibits and Reports on Form 8-K                             24


SIGNATURES                                                                    25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                  (Unaudited, in thousands, except share data)

                                                                                 March 31,     December 31,
                                                                                   2003           2002
                                                                                ---------------------------
ASSETS

Cash and due from banks .....................................................   $    58,443    $    59,744
Federal funds sold and interest bearing deposits ............................        30,971         43,002
                                                                                --------------------------
  Cash and cash equivalents .................................................        89,414        102,746
                                                                                --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value .........................................       259,880        240,616
  Held-to-maturity, at cost (fair value of $87,657 and $70,489
    at March 31, 2003 and December 31, 2002, respectively) ..................        86,190         68,563
  Non-marketable equity securities ..........................................         7,177          7,031
                                                                                --------------------------
        Total investments in debt and equity securities .....................       353,247        316,210
                                                                                --------------------------
Loans, net of allowance for loan losses of $9,622 and $9,259
  at March 31, 2003 and December 31, 2002, respectively .....................       634,422        664,142
Mortgage loans held for sale ................................................         4,086          2,972
Premises and equipment ......................................................        17,940         18,349
Accrued interest receivable .................................................         7,245          7,315
Other assets ................................................................        11,656         10,994
                                                                                --------------------------
        Total assets ........................................................   $ 1,118,010    $ 1,122,728
                                                                                ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing ....................................................   $   155,607    $   163,903
    Interest bearing ........................................................       692,369        704,683
                                                                                --------------------------
        Total deposits ......................................................       847,976        868,586
                                                                                --------------------------
  Federal funds purchased, repurchase agreements and notes payable ..........        94,248         80,651
  Federal Home Loan Bank advances and other borrowings ......................        27,765         27,806
  Accrued interest payable ..................................................         1,939          2,252
  Other liabilities .........................................................         8,950          8,963
                                                                                --------------------------
        Total liabilities ...................................................       980,878        988,258
                                                                                --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ...............            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized; 11,219,319
    shares issued at March 31, 2003 and December 31, 2002 ...................           112            112
  Paid in capital ...........................................................        55,340         55,337
  Retained earnings .........................................................        95,403         92,853
  Accumulated other comprehensive income ....................................         3,062          3,776
                                                                                --------------------------
                                                                                    153,917        152,078
  Less: treasury stock, at cost, 718,720 and 755,047 shares at March 31, 2003
    and December 31, 2002, respectively .....................................       (16,785)       (17,608)
                                                                                --------------------------
        Total shareholders' equity ..........................................       137,132        134,470
                                                                                --------------------------
        Total liabilities and shareholders' equity ..........................   $ 1,118,010    $ 1,122,728
                                                                                ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2003 and 2002
                  (Unaudited, in thousands, except share data)

                                                                         2003            2002
                                                                     ----------------------------
Interest income:
  Loans and fees on loans ........................................   $     11,054    $     12,187
  Investments in debt and equity securities
    Taxable ......................................................          2,823           3,325
    Tax-exempt ...................................................            587             600
  Federal funds sold and interest bearing deposits ...............            102              95
                                                                     ----------------------------
        Total interest income ....................................         14,566          16,207
                                                                     ----------------------------

Interest expense:
  Deposits .......................................................          3,873           5,007
  Federal funds purchased, repurchase agreements and notes payable            267             326
  Federal Home Loan Bank advances and other borrowings ...........            380             494
                                                                     ----------------------------
        Total interest expense ...................................          4,520           5,827
                                                                     ----------------------------

        Net interest income ......................................         10,046          10,380
Provision for loan losses ........................................            330             330
                                                                     ----------------------------
        Net interest income after provision for loan losses ......          9,716          10,050
                                                                     ----------------------------

Non-interest income:
  Remittance processing ..........................................          1,766           1,949
  Trust and brokerage fees .......................................          1,462           1,453
  Service charges on deposit accounts ............................            580             554
  Securities transactions, net ...................................            (43)             70
  Gain on sales of mortgage loans, net ...........................            544             219
  Other ..........................................................            527             508
                                                                     ----------------------------
        Total non-interest income ................................          4,836           4,753
                                                                     ----------------------------

Non-interest expense:
  Salaries and employee benefits .................................          4,649           4,755
  Occupancy ......................................................            623             552
  Equipment ......................................................            649             688
  Data processing ................................................            529             563
  Office supplies ................................................            303             341
  Service charges from correspondent banks .......................            229             236
  Other ..........................................................          1,082           1,062
                                                                     ----------------------------
        Total non-interest expense ...............................          8,064           8,197
                                                                     ----------------------------

        Income before income taxes ...............................          6,488           6,606
Income taxes .....................................................          2,190           2,196
                                                                     ----------------------------
        Net income ...............................................   $      4,298    $      4,410
                                                                     ============================

Per share data:
  Basic earnings per share .......................................   $       0.41    $       0.40
  Weighted average shares of common stock outstanding ............     10,479,172      11,097,242

  Diluted earnings per share .....................................   $       0.41    $       0.40
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,582,223      11,147,974

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2003 and 2002
                            (Unaudited, in thousands)

                                                                                        2003       2002
                                                                                       ------------------
Net income .........................................................................   $ 4,298    $ 4,410
                                                                                       ------------------
Other  comprehensive  income (loss),  before tax:
  Unrealized  gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($493) and ($693), for March 31, 2003 and 2002, respectively .................      (740)    (1,309)
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of $17 and ($24), for March 31, 2003 and 2002,
      respectively .................................................................        26        (46)
                                                                                       ------------------
Other comprehensive income (loss) ..................................................      (714)    (1,355)
                                                                                       ------------------

Comprehensive income ...............................................................   $ 3,584    $ 3,055
                                                                                       ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ending March 31, 2003 and 2002
                            (Unaudited, in thousands)

                                                                             2003        2002
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $   4,298    $   4,410
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................         646          660
    Amortization of bond discounts and premiums, net ..................         462          283
    Provision for loan losses .........................................         330          330
    Securities transactions, net ......................................          43          (70)
    Gain on sales of mortgage loans, net ..............................        (544)        (219)
    Federal Home Loan Bank stock dividend .............................         (71)         (41)
    Loss on disposal of premises and equipment ........................           2           --
    Proceeds from sales of mortgage loans originated for sale .........      50,059       26,810
    Mortgage loans originated for sale ................................     (50,629)     (20,613)
    Other, net ........................................................        (434)         332
                                                                           ---------------------
        Net cash provided by operating activities .....................       4,162       11,882
                                                                           ---------------------

Cash flows from investing activities:
  Net decrease in loans ...............................................      29,380        2,142
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       3,541          863
    Available-for-sale ................................................      55,615       20,615
  Proceeds from sales of investments:
    Available-for-sale ................................................      11,085       28,889
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (24,468)        (500)
    Available-for-sale ................................................     (94,005)     (45,664)
    Other equity securities ...........................................        (330)          --
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................       3,154        4,795
    Available-for-sale ................................................       6,632        1,974
  Return of principal on other equity securities ......................         115           --
  Purchases of premises and equipment .................................        (240)        (391)
  Proceeds from sales of premises and equipment .......................           1           --
                                                                          ----------------------
        Net cash (used in ) provided by investing activities ..........      (9,520)      12,723
                                                                          ----------------------

Cash flows from financing activities:
  Net decrease in deposits ............................................     (20,610)     (46,433)
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ..........................      13,597       (3,730)
  Advances from Federal Home Loan Bank and other borrowings ...........          --        5,000
  Payments on Federal Home Loan Bank and other borrowings .............         (41)      (5,040)
  Cash dividends paid .................................................      (1,570)      (1,452)
  Issuance of new shares of common stock, net .........................          --          886
  Treasury stock transactions, net ....................................         650        2,177
                                                                          ----------------------
        Net cash used in financing activities .........................      (7,974)     (48,592)
                                                                          ----------------------
        Net decrease in cash and cash equivalents .....................     (13,332)     (23,987)
Cash and cash equivalents at beginning of year ........................     102,746       95,379
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  89,414    $  71,392
                                                                          ======================

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
    Interest ..........................................................   $   4,833    $   6,542
    Income taxes ......................................................         400          220
  Real estate acquired through or in lieu of foreclosure ..............          10           --
  Dividends declared not paid .........................................       1,575        1,454

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements



Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2002, and schedules included in Main Street Trust, Inc.'s Form 10-K filed on March 21, 2003.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the year ended December 31, 2003.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

Note 2.  Company Information/Business Combination

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

The Company completed a tender offer on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares outstanding, repurchased at a cost, including expenses, of $16.556 million.

Note 3.  Income per Share

Net income per common share has been computed as follows:

                                                                 Three Months Ended
                                                             -------------------------
                                                                      March 31,
                                                                 2003         2002
                                                             -------------------------
Net Income ...............................................   $ 4,298,000   $ 4,410,000
                                                             =========================
Shares:
  Weighted average common shares outstanding .............    10,479,172    11,097,242
  Dilutive effect of outstanding options, as determined by
    the application of the treasury stock method .........       103,051        50,732
                                                             -------------------------
  Weighted average common shares oustanding,
    as adjusted ..........................................    10,582,223    11,147,974
                                                             =========================
Basic earnings per share .................................   $      0.41   $      0.40
                                                             =========================
Diluted earnings per share ...............................   $      0.41   $      0.40
                                                             =========================

Note 4.  Stock Option Plans

The Company has four stock-based compensation plans which have been in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                    March 31,
                                                                 ---------------
                                                                  2003     2002
                                                                 ---------------
Net income on common stock:
  As reported ............................................       $4,298  $4,410
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects .....................          (45)   (170)
                                                                 ---------------
    Pro forma ............................................       $4,253  $4,240
                                                                 ===============
Basic earnings per share:
  As reported ............................................       $ 0.41  $ 0.40
  Pro forma ..............................................         0.41    0.38
Diluted earnings per share:
  As reported ............................................       $ 0.41  $ 0.40
  Pro forma ..............................................         0.40    0.38

The fair value of the stock options granted has been estimated using the Black-Scholes option - pricing model with the following weighted average assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.

                                                               March 31,
                                                       -------------------------
                                                           2003         2002
                                                       -------------------------
Number of options  granted ..........................    129,000      158,000
Risk-free  interest  rate ...........................      3.64%        5.20%
Expected  life,  in years ...........................       8.00         8.00
Expected volatility .................................     13.35%       10.34%
Expected dividend yield .............................      2.42%        2.80%

Note 5.  Commitments and Financial Instruments

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

The following table summarizes these financial instruments and commitments (in thousands) at March 31, 2003 and 2002:

                                                                  March 31,
                                                             -------------------
                                                               2003       2002
                                                             -------------------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments ............................................   $202,678   $168,540
  Standby letters of credit ..............................      8,640      3,191

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $1.420 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At March 31, 2003 and 2002, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

                               Financial Condition

Assets and Liabilities

Total assets decreased $4.718 million, or 0.4%, to $1.118 billion at March 31, 2003 compared to $1.123 billion at December 31, 2002. Decreases in cash and due from banks, federal funds sold and interest bearing deposits, loans, premises and equipment, and accrued interest receivable were partially offset by increases in all categories of investment securities, mortgage loans held for sale and other assets.

Cash and due from banks decreased $1.301 million, or 2.2%, to $58.443 million at March 31, 2003 compared to $59.744 million at December 31, 2002, primarily due to a smaller dollar amount of deposit items in process of collection at March 31, 2003 compared to December 31, 2002.

Federal funds sold and interest bearing deposits decreased $12.031 million, or 28.0%, to $30.971 million at March 31, 2003 compared to $43.002 million at December 31, 2002. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $37.037 million, or 11.7%, to $353.247 million at March 31, 2003 compared to $316.210 million at December 31, 2002. There were increases in all categories of investment securities as investments in securities available-for-sale increased $19.264 million, or 8.0%, investments in securities held-to-maturity increased $17.627 million, or 25.7%, and non-marketable equity securities increased $0.146 million, or 2.1%, at March 31, 2003 compared to December 31, 2002. Investments fluctuate with loan demand, deposit volume and investment opportunities..

Mortgage loans held for sale increased $1.114 million, or 37.5%, to $4.086 million at March 31, 2003 compared to $2.972 million at December 31, 2002.

Loans, net of allowance for loan losses, decreased $29.720 million, or 4.5%, to $634.422 million at March 31, 2003 from $664.142 million at December 31, 2002. There were decreases in all loan categories. Commercial, financial and agricultural loans decreased $10.024 million, or 4.3%, primarily as a result of the slowdown of the economy. Real estate loans decreased $10.635 million, or 3.1%. The decrease in real estate loans included a decrease of $10.540 million in residential real estate caused by long-term fixed rate loans being refinanced and subsequently sold on the secondary market and a decrease of $0.095 million in commercial real estate. Installment and consumer loans decreased $8.698 million, or 9.1%, due to alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

Premises and equipment decreased $0.409 million, or 2.2%, from $18.349 million at December 31, 2002 to $17.940 million at March 31, 2003. The decrease included depreciation expense of $0.646 million offset somewhat by purchases of $0.240 million.

Total liabilities decreased $7.380 million, or 0.7%, to $980.878 million at March 31, 2003 from $988.258 million at December 31, 2002. Decreases in total deposits, Federal Home Loan Bank advances and other borrowings, accrued interest payable and other liabilities were somewhat offset by an increase in federal funds purchased, repurchase agreements and notes payable.

Total deposits decreased $20.610 million, or 2.4%, to $847.976 million at March 31, 2003 from $868.586 at December 31, 2002. Decreases in deposits included $12.314 million, or 1.7%, in interest bearing deposits and $8.296 million, or 5.1%, in non-interest bearing deposits. Despite the decrease from year-end, total deposits were $10.300 million, or 1.2%, higher than the March 31, 2002 balance of $837.676 million.

Federal funds purchased, repurchase agreements and notes payable increased $13.597 million, or 16.9%, to $94.248 million at March 31, 2003 compared to $80.651 million at December 31, 2002. Included in this change were increases of $9.897 million in repurchase agreements and $3.700 million in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $0.041 million, or 0.1%, to $27.765 million at March 31, 2003 compared to $27.806 million at December 31, 2002.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2003 and December 31, 2002:

                   Carrying Value of Securities
                          (in thousands)
                                                         March 31,  December 31,
                                                            2003       2002
                                                         -----------------------
Available-for-sale:
  U.S. Treasury ..................................       $  2,546     $  3,066
  Federal agencies ...............................        212,896      185,469
  Mortgage-backed securities .....................         24,117       30,884
  State and municipal ............................         15,677       16,168
  Corporate and other obligations ................          1,004        1,008
  Marketable equity securities ...................          3,640        4,021
                                                         -----------------------
        Total available-for-sale .................       $259,880     $240,616
                                                         =======================
Held-to-maturity:
  Federal agencies ...............................       $  4,865     $  1,750
  Mortgage-backed securities .....................         37,730       23,595
  State and municipal ............................         43,595       43,218
                                                         -----------------------
        Total held-to-maturity ...................       $ 86,190     $ 68,563
                                                         =======================
Non-marketable equity securities:
  FHLB and FRB stock1 ............................       $  4,034     $  3,963
  Other equity investments .......................          3,143        3,068
                                                         -----------------------
        Total ....................................       $  7,177     $  7,031
                                                         =======================
        Total investment securities ..............       $353,247     $316,210
                                                         =======================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2003. All securities are shown at their contractual maturity.

                                                   Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
                                     -----------------------------------------------------------------------------------------------
                                                                         March 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                      1 year             1 to 5              5 to 10             Over 10
                                     or less              years               years              years              Total
                                      Amount     Rate     Amount    Rate      Amount    Rate     Amount     Rate    Amount     Rate
                                     -----------------------------------------------------------------------------------------------
Securities available-
  for-sale:
  U.S. Treasury ..................   $  2,546    3.58%   $     --      --    $     --     --    $     --      --   $  2,546    3.58%
  Federal agencies ...............   $ 37,487    4.04%   $172,180    3.85%   $  3,229   4.10%   $     --      --   $212,896    3.89%
  Mortgage-backed
    securities1 ..................   $  4,406    2.76%   $ 19,126    5.61%   $    503   7.16%   $     82    7.86%  $ 24,117    5.13%
  State and municipal ............   $    761    4.74%   $  8,712    4.55%   $  4,907   5.01%   $  1,297    5.10%  $ 15,677    4.75%
  Corporate and other obligations    $  1,004    4.26%   $     --      --    $     --     --    $     --      --   $  1,004    4.26%
  Marketable equity
    securities2 ..................   $     --      --    $     --      --    $     --     --    $     --      --   $  3,640      --
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $ 46,204            $200,018            $  8,639           $  1,379           $259,880
                                     -----------------------------------------------------------------------------------------------
                                                 3.91%               4.05%              4.80%               5.26%              4.05%
                                     ===============================================================================================
Securities held-
  to-maturity:
  Federal agencies ...............   $     --      --    $    565    2.63%   $  4,300   4.58%   $     --      --   $  4,865    4.36%
  Mortgage-backed
    securities1 ..................   $ 18,590    2.17%   $ 17,012    3.36%   $     88   5.38%   $  2,040    5.71%  $ 37,730    2.91%
  State and municipal ............   $ 10,840    3.62%   $ 29,705    3.98%   $  3,050   4.84%   $     --       --  $ 43,595    3.95%
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $ 29,430            $ 47,282            $  7,438           $  2,040           $ 86,190
                                     ===============================================================================================
                                                 2.70%               3.74%              4.70%               5.71%              3.52%
                                     ===============================================================================================
Non-marketable equity securities2:
  FHLB and FRB stock .............   $     --       --   $     --      --    $     --      --   $     --       --  $  4,034       --
  Other equity investments .......   $     --       --   $     --      --    $     --      --   $     --       --  $  3,143       --
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $     --       --   $     --      --    $     --      --   $     --       --  $  7,177       --
                                     ===============================================================================================


1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans at March 31, 2003 and December 31, 2002 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                               Amount of Loans Outstanding
                                                  (dollars in thousands)
                                        ----------------------------------------
                                           March 31, 2003     December 31, 2002
                                        ----------------------------------------
                                         Amount  Percentage   Amount  Percentage
                                        ----------------------------------------

Commercial, financial and agricultural  $224,021    34.78%   $234,045   34.75%
Real estate ..........................   333,192    51.73%    343,827   51.06%
Installment and consumer1 ............    86,831    13.49%     95,529   14.19%
                                        ----------------------------------------
        Total loans ..................  $644,044   100.00%   $673,401  100.00%
                                        ========================================

1  Net of unearned discount

The balance of loans outstanding as of March 31, 2003 by maturity is shown in the following table:

                                                 Maturity of Loans Outstanding
                                                    (dollars in thousands)
                                         ---------------------------------------------
                                                        March 31, 2003
                                         ---------------------------------------------
                                          1 year      1 to 5     Over 5
                                         or less       years      years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $116,650    $ 85,966    $ 21,405   $ 224,021
Real estate ..........................     54,969     138,709     139,514     333,192
Installment and consumer1 ............     30,491      48,908       7,432      86,831
                                         --------------------------------------------
        Total ........................   $202,110    $273,583    $168,351    $644,044
                                         ============================================
Percentage of total loans outstanding      31.38%      42.48%      26.14%     100.00%
                                         ============================================

1  Net of unearned discount

Capital

Total shareholders' equity increased $2.662 million from December 31, 2002 to March 31, 2003. Treasury stock transactions were $0.650 million, primarily due to stock option exercises. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)

Shareholders' equity, December 31, 2002 ....................          $ 134,470
  Net income ...............................................              4,298
  Treasury stock transactions, net .........................                650
  Stock appreciation rights ................................                  3
  Cash dividends declared ..................................             (1,575)
  Other comprehensive income ...............................               (714)
                                                                      ----------
Shareholders' equity, March 31, 2003 .......................          $ 137,132
                                                                      ==========

On March 18, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.15 per share of the Company's common stock. The dividend of $1.575 million was paid on April 25, 2003 to holders of record on April 7, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2003, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                        To be well
                                                       For capital   capitalized under
                                                        adequacy     prompt corrective
                                        Actual          purposes:    action provisions:
                                   -----------------------------------------------------
                                   Amount    Ratio   Amount   Ratio   Amount    Ratio
                                   -----------------------------------------------------
As of March 31, 2003:
  Total capital
   (to risk-weighted assets)
   Consolidated ................  $142,010   18.9%   $60,207   8.0%       N/A
  BankIllinois .................  $ 74,222   15.9%   $37,272   8.0%   $46,591   10.0%
  First National Bank of Decatur  $ 48,088   17.5%   $21,935   8.0%   $27,419   10.0%
Tier I capital
  (to risk-weighted assets)
  Consolidated .................  $132,600   17.6%   $30,103   4.0%       N/A
  BankIllinois .................  $ 68,327   14.7%   $18,636   4.0%   $27,954    6.0%
  First National Bank of Decatur  $ 44,656   16.3%   $10,967   4.0%   $16,451    6.0%
Tier I capital
  (to average assets)
  Consolidated .................  $132,600   12.0%   $44,165   4.0%       N/A
  BankIllinois .................  $ 68,327   10.2%   $26,848   4.0%   $33,561    5.0%
  First National Bank of Decatur  $ 44,656   10.4%   $17,129   4.0%   $21,411    5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2003:

                                                    Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                         (dollars in thousands)
                                             -----------------------------------------------------------------------------
                                                1-30          31-90        91-180       181-365        Over
                                                Days           Days         Days          Days        1 year       Total
                                             -----------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   30,971    $       --   $       --    $       --    $       --   $   30,971
  Debt and equity securities 1 ...........       31,994        29,406       16,350        37,315       238,182      353,247
  Loans 2 ................................      203,074        21,525       36,212        54,550       332,769      648,130
                                             ------------------------------------------------------------------------------
        Total earning assets .............   $  266,039    $   50,931   $   52,562    $   91,865    $  570,951   $1,032,348
                                             ------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   42,471    $    1,454   $    2,181    $    4,362    $  165,730   $  216,198
  Money market savings
    deposits .............................      143,918          --           --            --            --        143,918
  Time deposits ..........................       28,746        38,443       55,656       101,629       107,779      332,253
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       91,283           525        2,250           190          --         94,248
  FHLB advances and
    other borrowings .....................        5,000        10,000         --             115        12,650       27,765
                                             ------------------------------------------------------------------------------
        Total interest bearing liabilities   $  311,418    $   50,422   $   60,087    $  106,296    $  286,159   $  814,382
                                             ------------------------------------------------------------------------------
Net asset (liability) funding gap ........      (45,379)          509       (7,525)      (14,431)      284,792      217,966
                                             ------------------------------------------------------------------------------

Repricing gap ............................         0.85          1.01         0.87          0.86          2.00         1.27
Cumulative repricing gap .................         0.85          0.88         0.88          0.87          1.27         1.27
                                             ==============================================================================

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

                                   1-30 Days  31-90 Days  91-180 Days  181-365 Days   Over 1 Year
                                   --------------------------------------------------------------
Savings and interest-bearing
  demand deposits ..............     0.45%      0.85%        1.25%         2.45%         95.00%

At March 31, 2003, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $454,000 in the 1-30 days category and $449,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of March 31, 2003, the Company's RSA/RSL was 0.87, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company can borrow approximately $48.421 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at March 31, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                Basis Point Change
                                   ---------------------------------------------
                                       +200      +100       -100        -200
                                   ---------------------------------------------
March 31, 2003 .................       8.0%       4.0%      (4.1%)      (8.3%)
December 31, 2002 ..............       7.6%       3.8%      (3.9%)      (7.8%)

The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company's current mix of interest earning assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to enhance earnings potential while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

At the present time, the most significant market risk affecting the Company is interest rate risk. Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company. The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first three months of 2003. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $13.332 million from December 31, 2002 to March 31, 2003. This decrease came from cash used in investing and financing activities offset somewhat by cash provided by operating activities.

There were differences in the sources and uses of cash during the first three months of 2003 compared to the first three months of 2002. Cash was used in investing activities during 2003 compared to cash provided by investing activities during 2002. During the first three months of 2003, net cash used in investing activities involving the Company's investment portfolio was $38.661 million compared to cash provided during the first three months of 2002 of $10.972 million. During the first three months of 2003, the Company's investment portfolio grew versus the first three months of 2002 when the Company's investment portfolio was reduced. The size of the Company's investment portfolio varies in response to volume of loans and deposits as well as investment opportunities. Somewhat offsetting this difference was more cash provided by loans during the first three months of 2003 compared to the same period of 2002 due to a larger decrease in net loans. Less cash was used in financing activities during the first three months of 2003 compared to the first three months of 2002. This was mainly due to changes in deposit and federal funds purchased, repurchase agreements, and notes payable volumes. There was a larger decrease in deposits during the first three months of 2002 compared to the same period of 2003. The decrease in 2002 included the maturity of a large short-term time deposit. Also, during the first three months of 2003, cash was provided by an increase in federal funds purchased, repurchase agreements, and notes payable compared to cash used by a decrease during the same period of 2002. Less cash was provided by operating activities during the first three months of 2003 compared to the same period of 2002, primarily from net loans originated for sale. Proceeds from sales were higher than originated loans during the first three months of 2002, whereas during the first three months of 2003, proceeds and originations were fairly equal.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that it has one critical accounting policy, allowance for loan losses, that is subject to estimates and judgements used in the preparation of its consolidated financial statements.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.622 million at March 31, 2003 compared to $9.259 million at December 31, 2002, as net recoveries were $33,000 and provisions totaled $330,000 during the first three months of 2003. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.48% at March 31, 2003, compared to 1.37% at December 31, 2002. Gross loans, including loans held-for-sale, decreased 4.2% to $648.130 million at March 31, 2003 from $676.373 million at December 31, 2002.

The allowance for loan losses as a percentage of nonperforming loans was 459.3% at March 31, 2003 compared to 416.9% at December 31, 2002. Nonperforming loans decreased from $2.221 million at December 31, 2002 to $2.095 million at March 31, 2003. The $126,000 decrease in nonperforming loans during the first three months resulted from a $349,000 decrease in loans past due 90 days or more, offset somewhat by a $223,000 increase in nonaccrual loans. The increase in nonaccruals consisted primarily of consumer loans as a result of a more aggressive approach toward placing 90-day consumer loan delinquencies on nonaccrual status. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                                March 31,
                                                         -----------------------
                                                           2003          2002
                                                         -----------------------
Allowance for loan losses at
  beginning of year ................................     $ 9,259       $ 9,259
                                                         -----------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $  --         $   (16)
  Real estate ......................................          (9)         --
  Installment and consumer .........................        (115)         (278)
                                                         -----------------------
        Total ......................................     $  (124)      $  (294)
                                                         -----------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $    95       $    88
  Residential real estate ..........................          11            24
  Installment and consumer .........................          51            50
                                                         -----------------------
        Total ......................................     $   157       $   162
                                                         -----------------------
        Net (charge-offs) recoveries ...............     $    33       $  (132)
Provision for loan losses ..........................         330           330
                                                         -----------------------
Allowance for loan losses at end of quarter ........     $ 9,622       $ 9,457
                                                         =======================
Ratio of net (charge-offs) recoveries to
  average net loans ................................        0.01%        (0.02)%
                                                         =======================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                                         March 31,  December 31,
                                                            2003       2002
                                                         -----------------------

Allocated:
  Commercial, financial and agricultural .............     $5,467     $5,732
  Residential real estate ............................        218        345
  Installment and consumer ...........................      1,688      1,763
                                                         -----------------------
        Total allocated allowance ....................     $7,373     $7,840
Unallocated allowances ...............................      2,249      1,419
                                                         -----------------------
Total ................................................      9,622      9,259
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

                   Nonperforming Loans (dollars in thousands)

                                              March 31, 2003   December 31, 2002
                                              ----------------------------------


Nonaccrual loans1 ........................         $1,615           $1,392
                                                   =======================
Loans past due 90 days or more ...........         $  480           $  829
                                                   =======================
Renegotiated loans .......................         $   20           $   20
                                                   =======================

1 Includes $0.945 million at March 31, 2003 and $0.628 million at December 31, 2002 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
     114).

                Other Nonperforming Assets (dollars in thousands)

                                             March 31, 2003    December 31, 2002
                                             -----------------------------------

Other real estate owned .................         $ 60               $ 58
                                                  =======================
Nonperforming other assets ..............         $184               $ 94
                                                  =======================


                              Results of Operations

Results of Operations For the Three Months Ended March 31, 2003

Net income for the first three months of 2003 was $4.298 million, a $112,000, or 2.5%, decrease from $4.410 million for the same period in 2002. Basic and diluted earnings per share increased $0.01, or 2.5%, to $0.41 per share in the first quarter of 2003 from $0.40 per share in the first quarter of 2002 due, in part, to 5.1% fewer average diluted shares outstanding after completion of the June 2002 tender offer.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                          Consolidated Average Balance Sheet and Interest Rates
                                          (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------
                                                            2003                                 2002
--------------------------------------------------------------------------------------------------------------------
                                            Average                                Average
                                            Balance       Interest        Rate     Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  275,639    $    2,823       4.15%   $  273,909   $    3,325      4.92%
Tax-exempt investment securities1 (TE) .       56,876           903       6.44%       55,487          909      6.64%
Federal funds sold and interest bearing
  deposits2 ............................       32,105           102       1.29%       20,539           95      1.88%
Loans3,4 (TE) ..........................      658,378        11,058       6.81%      673,475       12,191      7.34%
                                           -------------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,022,998    $   14,886       5.90%   $1,023,410   $   16,520      6.55%
                                           -------------------------------------------------------------------------

Cash and due from banks ................   $   49,495                             $   48,993
Premises and equipment .................       18,203                                 19,136
Other assets ...........................       16,960                                 18,650
                                           -------------------------------------------------------------------------
        Total assets ...................   $1,107,656                             $1,110,189
                                           =========================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   82,942    $      169       0.83%   $  106,084   $      337      1.29%
Savings ................................      278,185           711       1.04%      251,182          934      1.51%
Time deposits ..........................      337,391         2,993       3.60%      338,388        3,736      4.48%
Federal funds purchased, repurchase
  agreements, and notes payable ........       85,878           267       1.26%       72,304          326      1.83%
FHLB advances and other borrowings .....       27,793           380       5.54%       35,268          494      5.68%
                                           -------------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  812,189    $    4,520       2.26%   $  803,226   $    5,827      2.94%
                                           -------------------------------------------------------------------------

Noninterest bearing demand deposits ....   $   89,858                             $  105,026
Noninterest bearing savings deposits ...       60,151                                 51,961
Other liabilities ......................        9,716                                  9,744
                                           -------------------------------------------------------------------------
        Total liabilities ..............   $  971,914                             $  969,957
Shareholders' equity ...................      135,742                                140,232
                                           -------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,107,656                             $1,110,189
                                           =========================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                                  3.64%                                3.60%
                                           =========================================================================

Net interest income (TE) ...............                  $   10,366                            $   10,693
                                           =========================================================================
Net yield on interest
  earnings assets (TE) .................                                  4.11%                                4.24%
                                           =========================================================================

See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits include approximately $14,000 and $17,000 in 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $498,000 and $250,000 in 2003 and 2002, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% in 2003 and 34% in 2002. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                       Analysis of Volume and Rate Changes
                                 (in thousands)

                                                   Three Months Ended March 31, 2003
                                                   ---------------------------------
                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous    Due to     Due to
                                                       Year      Volume      Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (502)   $   144    $  (646)
  Tax-exempt investment securities (TE) ..........        (6)        99       (105)
  Federal funds sold and interest earning deposits         7        160       (153)
  Loans (TE) .....................................    (1,133)      (268)      (865)
                                                     -----------------------------

        Total interest income (TE) ...............   $(1,634)   $   135    $(1,769)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $  (391)   $    95    $  (486)
  Time deposits ..................................      (743)       (11)      (732)
  Federal funds purchased,
    repurchase agreements and notes payable ......       (59)       287       (346)
  FHLB advances and other borrowings .............      (114)      (102)       (12)
                                                     -----------------------------

        Total interest expense ...................   $(1,307)   $   269    $(1,576)
                                                     -----------------------------

Net Interest Income (TE) .........................   $  (327)   $  (134)   $  (193)
                                                     =============================

Net interest income on a tax equivalent basis was $327,000, or 3.1%, lower for the first three months of 2003 compared to 2002. Total tax-equivalent interest income was $1.634 million, or 9.9%, lower in 2003 compared to 2002, and interest expense decreased $1.307 million, or 22.4%. The decrease in tax-equivalent interest income was mainly due to lower rates, offset slightly by an increase in average balances. The decrease in interest expense was due to lower rates offset somewhat by an increase in average balances.

The decrease in total tax-equivalent interest income was due to a decrease in interest income from loans and taxable investment securities. The decrease in interest income from loans was due to lower rates and lower average balances. The decrease in interest income from taxable investment securities was due to lower rates offset somewhat by an increase in average balances.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Interest expense on time deposits decreased primarily due to lower rates and interest expense on FHLB advances and other borrowings decreased primarily due to lower average balances. Interest expense on interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable decreased primarily due to lower rates, offset somewhat by an increase in average balances.

The provision for loan losses recorded was $330,000 during the first three months of both 2003 and 2002. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

Total non-interest income increased $83,000, or 1.7%, during the first three months of 2003 compared to the first three months of 2002. Included in this increase was an increase of $325,000, or 148.4%, in gains on sales of mortgage loans held-for-sale during the first three months of 2003 compared to the same period in 2002. This increase reflected a $23.249 million, or 86.7%, increase in funded mortgage loans held-for-sale during the first quarter of 2003 compared to the first quarter of 2002. This increase was reflective of lower mortgage interest rates during the first three months of 2003 compared to the same period in 2002. Service charges on deposit accounts increased $26,000, or 4.7%, during the first three months of 2003 compared to the same period in 2002. Other non-interest income increased $19,000, or 3.7%, and trust and brokerage fees increased $9,000, or 0.6%, in the first quarter of 2003 compared to the first quarter of 2002. Somewhat offsetting these increases was a decrease of $183,000, or 9.4%, in remittance processing income in the first three months of 2003 compared to the same period in 2002. This was due to a significant reduction of volume at the Company's remittance processing subsidiary, FirsTech, associated with the donations processed for a charitable organization as well as a gradual volume reduction in electronic payments processed for a large telecommunications company since 2002 as a result of their conversion to an internal processing platform. Income from securities transactions decreased $113,000, or 161.4%, in the first quarter of 2003 compared to the first quarter of 2002. This decrease included recognition of loss on non-marketable equity securities, offset somewhat by a gain on the sale of one available-for-sale government agency security.

Total non-interest expense decreased $133,000, or 1.6%, during the first three months of 2003 compared to the same period in 2002. Of this decrease, salaries and employee benefits decreased $106,000, or 2.2%, during the first quarter of 2003 compared to the first quarter of 2002. Equipment expense decreased $39,000, or 5.7%, during the first three months of 2003 compared to the same period in 2002. Data processing expense decreased $34,000, or 6.0%, in the first quarter of 2003 compared to the first quarter of 2002. Salaries and benefits, equipment and data processing expense decreased largely due to efficiencies gained from restructuring and the merger of BankIllinois and First Trust Bank of Shelbyville in June 2002. Office supplies decreased $38,000, or 11.1%, in the first quarter of 2003 compared to the first quarter of 2002. This decrease was due, in part, to a $27,000 decrease at Firstech as a result of reduced volume with one large client, and favorable discounts from renegotiated supply contracts. Service charges from correspondent banks decreased $7,000, or 3.0%, in the first three months of 2003 compared to the same period in 2002. Somewhat offsetting these decreases was an increase in occupancy expense of $71,000, or 12.9%, during the first quarter of 2003 compared to the first quarter of 2002. This was primarily due to increases in snow and ice removal related expenses and utilities due to the harsher winter in the first quarter of 2003 compared to the same period in 2002. Other non-interest expense increased $20,000, or 1.9%, during the first three months of 2003 compared to the same period in 2002.

Income tax expense decreased $6,000, or 0.3%, during the first three months of 2003 compared to the first three months of 2002. The effective tax rate increased to 33.8% during the first quarter of 2003 from 33.2% during the first quarter of 2002.

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

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. Effective January 1, 2003, certain administrative, audit, compliance, accounting, finance, property management, human resources, courier, information systems and other support services previously included in the budgets of the Banks were moved to the Company. During this process, approximately 80 full time equivalent employees were moved from the Banks to the Company. The net expenses of these functions are now allocated to the subsidiaries by charging a monthly management fee.

                                   Banking     Remittance
                                  Services      Services    Company     Eliminations      Total
                                 ----------------------------------------------------------------
March 31, 2003
 Total interest income .......   $   14,416   $       18   $      155    $      (23)   $   14,566
 Total interest expense ......        4,543           --           --           (23)        4,520
 Provision for loan losses ...          330           --           --            --           330
 Total non-interest income ...        3,226        1,787        1,101        (1,278)        4,836
 Total non-interest expense ..        6,641        1,251        1,450        (1,278)        8,064
 Income before income tax ....        6,128          554         (194)           --         6,488
 Income tax expense ..........        2,038          222          (70)           --         2,190
 Net income ..................        4,090          332         (124)           --         4,298
 Total assets ................    1,103,743        7,101      140,933      (133,767)    1,118,010
 Depreciation and amortization          449          100           97            --           646


March 31, 2002
 Total interest income .......   $   16,194   $       24      $ 43 24    $      (54)   $   16,207
 Total interest expense ......        5,881           --           --           (54)        5,827
 Provision for loan losses ...          330           --           --            --           330
 Total non-interest income ...        2,909        1,980           27          (163)        4,753
 Total non-interest expense ..        6,865        1,331          164          (163)        8,197
 Income before income tax ....        6,027          673          (94)           --         6,606
 Income tax expense ..........        1,965          269          (38)           --         2,196
 Net income ..................        4,062          404          (56)           --         4,410
 Total assets ................    1,095,135        7,790      142,862      (139,520)    1,106,267
 Depreciation and amortization          526          126            8            --           660

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

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders


None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits

            None

         b. Reports

            On April 25, 2003, Main Street Trust, Inc. file a report on Form 8-K pursant to Item 12 regarding the issuance of a letter to the shareholders and a press release announcing its earnings for the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:  May 6, 2003



By:  /s/ David B. White
     -------------------------------
     David B. White
     Executive Vice President
     and Chief Financial Officer

By:  /s/ Van A. Dukeman
     -------------------------------
     Van A. Dukeman
     President and Chief Executive
     Officer

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

Date:   May 6, 2003


                                                      /s/    Van A. Dukeman
                                                      --------------------------
                                                      Van A. Dukeman
                                                      Chief Executive Officer

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

Date:   May 6, 2003



                                                     /s/  David B. White
                                                     ---------------------------
                                                     David B. White
                                                     Chief Financial Officer