Form 10-Q
period 2003-06-30
MAIN STREET TRUST INC
filed 2003-08-06
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

        YES [ X ]   NO [   ]

Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

        YES [ X ]   NO [   ]

Indicate the number of shares outstanding of the registrant's common stock, as of August 1, 2003.

        Main Street Trust, Inc. Common Stock                          10,502,150

                                Table of Contents

                                                                            PAGE

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                             3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           28

         Item 4.  Controls and Procedures                                     29

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           29

         Item 2.  Changes in Securities and Use of Proceeds                   29

         Item 3.  Defaults Upon Senior Securities                             29

         Item 4.  Submission of Matters to a Vote of Security Holders         29

         Item 5.  Other Information                                           29

         Item 6.  Exhibits and Reports on Form 8-K                            30


SIGNATURES                                                                    31

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
                                       June 30, 2003 and December 31, 2002
                                  (Unaudited, in thousands, except share data)

                                                                        June 30,     December 31,
                                                                           2003          2002
                                                                      ---------------------------
ASSETS

Cash and due from banks ...........................................   $    52,685    $    59,744
Federal funds sold and interest bearing deposits ..................        24,216         43,002
                                                                      --------------------------
        Cash and cash equivalents .................................        76,901        102,746
                                                                      --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ...............................       265,976        240,616
  Held-to-maturity, at cost (fair value of $106,563 and $70,489
    at June 30, 2003 and December 31, 2002, respectively) .........       104,711         68,563
  Non-marketable equity securities ................................         7,528          7,031
                                                                      --------------------------
        Total investments in debt and equity securities ...........       378,215        316,210
                                                                      --------------------------
Loans, net of allowance for loan losses of $9,735 and $9,259
  at June 30, 2003 and December 31, 2002, respectively ............       625,257        664,142
Mortgage loans held for sale ......................................         7,875          2,972
Premises and equipment ............................................        17,824         18,349
Accrued interest receivable .......................................         6,704          7,315
Other assets ......................................................        13,706         10,994
                                                                      --------------------------
        Total assets ..............................................   $ 1,126,482    $ 1,122,728
                                                                      ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing ..........................................       153,139        163,903
    Interest bearing ..............................................       698,729        704,683
                                                                      --------------------------
        Total deposits ............................................       851,868        868,586
                                                                      --------------------------
Federal funds purchased, repurchase agreements and notes payable ..        95,707         80,651
Federal Home Loan Bank advances and other borrowings ..............        27,748         27,806
Accrued interest payable ..........................................         1,964          2,252
Other liabilities .................................................         9,591          8,963
                                                                      --------------------------
        Total liabilities .........................................       986,878        988,258
                                                                      --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized .....            --             --
  Common stock, $0.01 per value; 15,000,000 shares authorized;
    11,219,319 shares issued at June 30, 2003 and December 31, 2002           112            112
  Paid in capital .................................................        55,379         55,337
  Retained earnings ...............................................        97,435         92,853
  Accumulated other comprehensive income ..........................         3,875          3,776
                                                                      --------------------------
                                                                          156,801        152,078
Less:  treasury stock, at cost, 734,501 and 755,047 shares
  at June 30, 2003 and December 31, 2002, respectively ............       (17,197)       (17,608)
                                                                      --------------------------

        Total shareholders' equity ................................       139,604        134,470
                                                                      --------------------------
        Total liabilities and shareholders' equity ................   $ 1,126,482    $ 1,122,728
                                                                      ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2003 and 2002
                  (Unaudited, in thousands, except share data)

                                                                         2003            2002
                                                                     ----------------------------
Interest income:
  Loans and fees on loans ........................................   $     21,402    $     24,382
  Investments in debt and equity securities
    Taxable ......................................................          5,772           6,455
    Tax-exempt ...................................................          1,166           1,194
  Federal funds sold and interest bearing deposits ...............            254             196
                                                                     ----------------------------
        Total interest income ....................................         28,594          32,227

Interest expense:
  Deposits .......................................................          7,491           9,725
  Federal funds purchased, repurchase agreements and notes payable            547             649
  Federal Home Loan Bank advances and other borrowings ...........            764             993
                                                                     ----------------------------
        Total interest expense ...................................          8,802          11,367
                                                                     ----------------------------

        Net interest income ......................................         19,792          20,860
Provision for loan losses ........................................            660             660
                                                                     ----------------------------
        Net interest income after provision for loan losses ......         19,132          20,200

Non-interest income:
  Remittance processing ..........................................          3,498           3,786
  Trust and brokerage fees .......................................          2,795           2,882
  Service charges on deposit accounts ............................          1,240           1,150
  Securities transactions, net ...................................            (43)            290
  Gain on sales of mortgage loans, net ...........................          1,242             395
  Other ..........................................................          1,038           1,016
                                                                     ----------------------------
        Total non-interest income ................................          9,770           9,519

Non-interest expense:
  Salaries and employee benefits .................................          9,243           9,851
  Occupancy ......................................................          1,206           1,161
  Equipment ......................................................          1,212           1,362
  Data processing ................................................          1,058           1,238
  Office supplies ................................................            628             634
  Service charges from correspondent banks .......................            465             483
  Other ..........................................................          2,373           2,429
                                                                      ---------------------------
        Total non-interest expense ...............................         16,185          17,158

        Income before income taxes ...............................         12,717          12,561
Income taxes .....................................................          4,287           4,108
                                                                     ----------------------------
        Net income ...............................................   $      8,430    $      8,453
                                                                     ============================

Per share data:
  Basic earnings per share .......................................   $       0.80    $       0.77
  Weighted average shares of common stock outstanding ............     10,487,954      11,045,188

  Diluted earnings per share .....................................   $       0.80    $       0.76
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,590,106      11,110,716

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Six Months Ended June 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                            2003     2002
                                                                          -----------------
Net income ............................................................   $ 8,430   $ 8,453
                                                                          -----------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $49 and $476 for June 30, 2003 and 2002, respectively ...........        73       399
    Less:  reclassification adjustment for (gains) losses included in net income, net of tax of $17 and $(116), for June 30, 2003
      and 2002, respectively ..........................................        26      (174)
                                                                          -----------------
  Other comprehensive income, net of tax ..............................        99       225
                                                                          -----------------
  Comprehensive income ................................................   $ 8,529   $ 8,678
                                                                          =================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2003 and 2002
                  (Unaudited, in thousands, except share data)

                                                                             2003          2002
                                                                         -------------------------
Interest income:
  Loans and fees on loans ............................................   $    10,348   $    12,195
  Investments in debt and equity securities
    Taxable ..........................................................         2,949         3,130
    Tax-exempt .......................................................           579           594
  Federal funds sold and interest bearing deposits ...................           152           101
                                                                         -------------------------
        Total interest income ........................................        14,028        16,020

Interest expense:
  Deposits ...........................................................         3,618         4,718
  Federal funds purchased, repurchase agreements and notes payable ...           280           323
  Federal Home Loan Bank advances and other borrowings ...............           384           499
                                                                         -------------------------
        Total interest expense .......................................         4,282         5,540
                                                                         -------------------------

        Net interest income ..........................................         9,746        10,480
Provision for loan losses ............................................           330           330
                                                                         -------------------------
        Net interest income after provision for loan losses ..........         9,416        10,150

Non-interest income:
  Remittance processing ..............................................         1,732         1,837
  Trust and brokerage fees ...........................................         1,333         1,429
  Service charges on deposit accounts ................................           660           596
  Securities transactions, net .......................................            --           220
  Gain on sales of mortgage loans, net ...............................           698           176
  Other ..............................................................           511           508
                                                                          ------------------------
        Total non-interest income ....................................         4,934         4,766

Non-interest expense:
  Salaries and employee benefits .....................................         4,594         5,096
  Occupancy ..........................................................           583           609
  Equipment ..........................................................           563           674
  Data processing ....................................................           529           675
  Office supplies ....................................................           325           293
  Service charges from correspondent banks ...........................           236           247
  Other ..............................................................         1,291         1,367
                                                                         ------------------------
        Total non-interest expense ...................................         8,121         8,961

        Income before income taxes ...................................         6,229         5,955
Income taxes .........................................................         2,097         1,912
                                                                         -------------------------
        Net income ...................................................   $     4,132   $     4,043
                                                                         =========================

Per share data:
  Basic earnings per share ...........................................   $      0.39   $      0.37
  Weighted average shares of common stock outstanding ................    10,496,736    11,028,764

  Diluted earnings per share .........................................   $      0.39   $      0.36
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ........................................    10,605,680    11,107,133

See accompanying notes to unaudited consolidated financial statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended June 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                            2003      2002
                                                                          -----------------
Net income ............................................................   $ 4,132   $ 4,043
                                                                          -----------------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period, net of tax of
      $542 and $1,169 for June 30, 2003 and 2002, respectively ........       813     1,708
    Less:  reclassification adjustment for (gains) losses included in net income, net of tax of $0 and $(92) for June 30, 2003
      and 2002, respectively ..........................................        --      (128)
                                                                          -----------------
  Other comprehensive income, net of tax ..............................       813     1,580
                                                                          -----------------
  Comprehensive income ................................................   $ 4,945   $ 5,623
                                                                          =================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ending June 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                             2003        2002
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $   8,430    $   8,453
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................................       1,223        1,321
    Amortization of bond discounts and premiums, net ..................         922          548
    Provision for loan losses .........................................         660          660
    Securities transactions, net ......................................          43         (290)
    Gain on sales of mortgage loans, net ..............................      (1,242)        (395)
    Federal Home Loan Bank stock dividend .............................        (181)         (89)
    Proceeds from sales of mortgage loans originated for sale .........     115,484       45,411
    Mortgage loans originated for sale ................................    (119,145)     (38,372)
    Other, net ........................................................      (2,302)        (962)
                                                                          ----------------------
        Net cash provided by operating activities .....................       3,892       16,285
                                                                          ----------------------

Cash flows from investing activities:
  Net decrease (increase) in loans ....................................      38,215       (8,499)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       7,436        1,791
    Available-for-sale ................................................     127,974       51,866
  Proceeds from sales of investments:
    Available-for-sale ................................................      11,085       43,122
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (57,569)        (575)
    Available-for-sale ................................................    (175,284)     (80,720)
    Other equity securities ...........................................        (580)        (880)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      13,673        9,157
    Available-for-sale ................................................      10,526        3,730
  Return of principal on other equity securities ......................         115           31
  Purchases of premises and equipment .................................        (698)        (977)
                                                                          ----------------------
        Net cash (used in) provided by investing activities ...........     (25,107)      18,046
                                                                          ----------------------

Cash flows from financing activities:
  Net decrease in deposits ............................................     (16,718)     (22,667)
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ..........................      15,056      (30,025)
  Advances from Federal Home Loan Bank and other borrowings ...........          --       12,977
  Payments on Federal Home Loan Bank and other borrowings .............         (58)     (10,033)
  Cash dividends paid .................................................      (3,145)      (2,906)
  Issuance of new shares of common stock, net .........................          --        1,222
  MSTI stock transactions, net ........................................         235      (14,086)
                                                                          ----------------------
        Net cash used in financing activities .........................      (4,630)     (65,518)
                                                                          ----------------------
Net decrease in cash and cash equivalents .............................     (25,845)     (31,187)
Cash and cash equivalents at beginning of year ........................     102,746       95,379
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  76,901    $  64,192
                                                                          ======================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................   $   9,090    $  11,972
    Income taxes ......................................................       5,430        4,741
  Real estate acquired through or in lieu of foreclosure ..............          10          239
  Dividends declared not paid .........................................       2,097        1,366

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the year ended December 31, 2003.

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

Note 2.  Company Information/Business Combination

Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on August 12, 1999, and is the parent company of BankIllinois, The First National Bank of Decatur and FirsTech, Inc. The Company's two banking subsidiaries are referred to as "the Banks".

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

Note 3.  New Accounting Rules and Regulations

In April 2003, Statement on Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as indicated in the standard, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not anticipate this Statement having a significant impact upon the operations of the Company or the Banks.

In May 2003, Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and
Equity, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

o A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

o A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

o A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

     o A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares

     o Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares

     o Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled

The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company does not anticipate this statement having a significant impact upon the operations of the Company or the Banks.

Note 4.  Income per Share

Net income per common share has been computed as follows:

                                                Six Month Ended            Three Months Ended
                                            ------------------------------------------------------
                                                    June 30,                    June 30,
                                                2003         2002          2003          2002
                                            ------------------------------------------------------
Net Income ..............................   $ 8,430,000   $ 8,453,000   $ 4,132,000   $ 4,043,000
                                            =====================================================
Shares:
  Weighted average common shares
    outstanding .........................    10,487,954    11,045,188    10,496,736    11,028,764
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ...........       102,152        65,528       108,944        78,369
                                            -----------------------------------------------------
Weighted average common shares
  outstanding, as adjusted ..............    10,590,106    11,110,716    10,605,680    11,107,133
                                            =====================================================
Basic earnings per share ................   $      0.80   $      0.77   $      0.39   $      0.37
                                            =====================================================
Diluted earnings per share ..............   $      0.80   $      0.76   $      0.39   $      0.36
                                            =====================================================

Note 5.  Stock Option Plans

The Company has four stock-based compensation plans, which have been in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                       Six Months Ended        Three Months Ended
                                                           June 30,                 June 30,
                                                   ------------------------------------------------
                                                      2003         2002         2003        2002
                                                   ------------------------------------------------
Net income on common stock:
  As reported ..................................   $   8,430    $   8,453    $   4,132    $   4,043
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........        (117)        (209)         (72)         (39)
                                                   ------------------------------------------------
     Pro forma .................................   $   8,313    $   8,244    $   4,060    $   4,004
                                                   ================================================
Basic earnings per share:
  As reported ..................................   $    0.80    $    0.77    $    0.39    $    0.37
  Pro forma ....................................        0.79         0.75         0.39         0.36
Diluted earnings per share:
  As reported ..................................   $    0.80    $    0.76    $    0.39    $    0.36
  Pro forma ....................................        0.78         0.74         0.38         0.36

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

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                       2003               2002
                                                     ---------------------------

Number of options granted ..............             129,000             158,000
Risk-free interest rate ................               3.64%               5.20%
Expected life, in years ................                8.00                8.00
Expected volatility ....................              13.35%              10.34%
Expected dividend yield ................               2.42%               2.80%

Note 6.  Commitments and Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes these financial instruments and commitments (in thousands) at June 30, 2003 and December 31, 2002:

                                                         June 30,   December 31,
                                                           2003         2002
                                                         -----------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments ....................................       $210,086     $201,181
  Standby letters of credit ......................         10,368       11,563

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivables; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at June 30, 2003 was $3.670 million to purchase other equity securities, compared to $1.750 million at December 31, 2002.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Company's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               Financial Condition

Assets and Liabilities

Total assets increased $3.754 million, or 0.3%, to $1.126 billion at June 30, 2003 compared to $1.123 billion at December 31, 2002. Increases in all categories of investment securities, mortgage loans held for sale and other assets were partially offset by decreases in loans, federal funds sold and interest bearing deposits, cash and due from banks, accrued interest receivable and premises and equipment.

Cash and due from banks decreased $7.059 million, or 11.8%, to $52.685 million at June 30, 2003 compared to $59.744 million at December 31, 2002, primarily due to a smaller dollar amount of deposit items in process of collection at June 30, 2003 compared to December 31, 2002.

Federal funds sold and interest bearing deposits decreased $18.786 million, or 43.7%, to $24.216 million at June 30, 2003 compared to $43.002 million at December 31, 2002. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $62.005 million, or 19.6%, to $378.215 million at June 30, 2003 compared to $316.210 million at
December 31, 2002. There were increases in all categories of investment securities as investments in securities available-for-sale increased $25.360 million, or 10.5%, investments in securities held-to-maturity increased $36.148 million, or 52.7%, and non-marketable equity securities increased $497,000, or 7.1%, at June 30, 2003 compared to December 31, 2002. Investments fluctuate with loan demand, deposit volume and availability of funds.

Loans, net of allowance for loan losses, decreased $38.885 million, or 5.9%, to $625.257 million at June 30, 2003 from $664.142 million at December 31, 2002. There were decreases in all loan categories. Commercial, financial and agricultural loans decreased $8.183 million, or 3.5%, as a result of the slowdown of the economy and the Company's conservative underwriting standards, in which it has been unwilling to sacrifice credit quality for growth. Real estate loans decreased $17.682 million, or 5.1%. The decrease in real estate loans included a decrease of $18.554 million in residential real estate caused by long-term fixed rate loans being refinanced and subsequently sold on the secondary market offset somewhat by an increase of $872,000 in commercial real estate. Installment and consumer loans decreased $12.544 million, or 13.1%, due to alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

Mortgage loans held for sale increased $4.903 million, or 165.0%, to $7.875 million at June 30, 2003 compared to $2.972 million at December 31, 2002.

Premises and equipment decreased $525,000, or 2.9%, to $17.824 million at June 30, 2003 from $18.349 million at December 31, 2002. The decrease included depreciation expense of $1.223 million, offset somewhat by purchases of $698,000.

Total liabilities decreased $1.380 million, or 0.1%, to $986.878 million at June 30, 2003 from $988.258 million at December 31, 2002. Decreases in total deposits, Federal Home Loan Bank advances and other borrowings, and accrued interest payable were somewhat offset by increases in federal funds purchased, repurchase agreements and notes payable and other liabilities.

Total deposits decreased $16.718 million, or 1.9%, to $851.868 million at June 30, 2003 from $868.586 million at December 31, 2002. Decreases in deposits included decreases of $10.764 million, or 6.6%, in non-interest bearing deposits and $5.954 million, or 0.8%, in interest bearing deposits.

Federal funds purchased, repurchase agreements and notes payable increased $15.056 million, or 18.7%, to $95.707 million at June 30, 2003 compared to $80.651 million at December 31, 2002. Included in this change was an increase of $15.906 million in repurchase agreements offset somewhat by a decrease of $850,000 in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $58,000, or 0.2%, to $27.748 million at June 30, 2003 compared to $27.806 million at December 31, 2002.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for June 30, 2003 and December 31, 2002:

                       Carrying Value of Securities
                              (in thousands)


                                                         June 30,   December 31,
                                                           2003        2002
                                                         -----------------------
Available-for-sale:
  U.S. Treasury ..................................       $  2,025     $  3,066
  Federal agencies ...............................        211,283      185,469
  Mortgage-backed securities .....................         32,252       30,884
  State and municipal ............................         16,007       16,168
  Corporate and other obligations ................           --          1,008
  Marketable equity securities ...................          4,409        4,021
                                                         ---------------------
        Total available-for-sale .................       $265,976     $240,616
                                                         =====================
Held-to-maturity:
  Federal agencies ...............................       $  7,211     $  1,750
  Mortgage-backed securities .....................         55,815       23,595
  State and municipal ............................         41,685       43,218
                                                         ---------------------
        Total held-to-maturity ...................       $104,711     $ 68,563
                                                         =====================
Non-marketable equity securities:
  FHLB and FRB stock1 ............................       $  4,128     $  3,963
  Other equity investments .......................          3,400        3,068
                                                         ---------------------
        Total ....................................       $  7,528     $  7,031
                                                         =====================
        Total investment securities ..............       $378,215     $316,210
                                                         =====================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at June 30, 2003. All securities are shown at their contractual maturity.

                                                    Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
                                    --------------------------------------------------------------------------------------------
                                                                           June 30, 2003
                                    --------------------------------------------------------------------------------------------
                                     1 Year             1 to 5            5 to 10            Over 10
                                     or Less            Years              Years              Years              Total
                                     Amount    Rate     Amount    Rate     Amount    Rate     Amount    Rate     Amount    Rate
                                    --------------------------------------------------------------------------------------------
Securities available-for-sale
  U.S. Treasury .................   $  2,025   3.03%   $     --   0.00%   $     --     --    $     --     --    $  2,025   3.03%
  Federal agencies ..............   $ 64,220   3.91%   $143,833   3.60%   $  3,230   4.10%   $     --     --    $211,283   3.70%
  Mortgage-backed
     securities1 ................   $  4,363   2.91%   $ 16,562   5.48%   $ 11,211   4.57%   $    116   6.68%   $ 32,252   4.82%
  State and municipal ...........   $  1,031   3.91%   $  8,720   4.65%   $  4,898   5.02%   $  1,358   5.10%   $ 16,007   4.76%
  Marketable equity
    securities2 .................   $     --     --    $     --     --    $     --     --    $     --     --    $  4,409     --
                                    --------------------------------------------------------------------------------------------
         Total ...................  $ 71,639           $169,115           $ 19,339           $  1,474           $265,976
                                    --------------------------------------------------------------------------------------------
 Average Yield ...................              3.83%             3.84%              4.61%              5.22%              3.90%
                                    ============================================================================================

Securities held-to-maturity
  Federal agencies ..............   $     --     --    $  2,286   2.56%   $  4,925   4.53%   $     --     --    $  7,211   3.91%
  Mortgage-backed
    securities1 .................   $  3,710   4.56%   $  8,176   4.95%   $  8,381   4.87%   $ 35,548   4.92%   $ 55,815   4.89%
  State and municipal ...........   $ 11,228   3.62%   $ 27,404   3.99%   $  3,053   4.84%   $     --     --    $ 41,685   3.95%
                                    --------------------------------------------------------------------------------------------
        Total ...................   $ 14,938           $ 37,866           $ 16,359           $ 35,548           $104,711
                                    ============================================================================================
Average Yield ..................               3.85%              4.11%              4.76%              4.92%              4.45%
                                    ============================================================================================
Non-marketable equity securities2
  FHLB and FRB stock ............   $     --     --    $     --     --    $     --     --    $     --     --    $  4,128     --
  Other equity investments ......   $     --     --    $     --     --    $     --     --    $     --     --    $  3,400     --
                                    -------------------------------------------------------------------------------------------
         Total ..................   $     --     --    $     --     --    $     --     --    $     --     --    $  7,528     --
                                    ===========================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following table presents the amounts and percentages of loans at June 30, 2003 and December 31, 2002 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                                 Amount of Loans Outstanding
                                                    (dollars in thousands)
                                         -------------------------------------------
                                             June 30, 2003       December 31, 2002
                                         -------------------------------------------
                                          Amount   Percentage    Amount   Percentage
                                         -------------------------------------------
Commercial, financial and
  agricultural .......................   $225,862    35.57%     $234,045    34.75%
Real estate ..........................    326,145    51.36%      343,827    51.06%
Installment and consumer1 ............     82,985    13.07%       95,529    14.19%
                                         -----------------------------------------
        Total loans ..................   $634,992   100.00%     $673,401   100.00%
                                         =========================================

1  Net of unearned discount

The balance of loans outstanding as of June 30, 2003 by maturity is shown in the following table:

                                                Maturity of Loans Outstanding
                                                    (dollars in thousands)
                                         --------------------------------------------
                                                        June 30, 2003
                                         --------------------------------------------
                                          1 Year      1 to 5      Over 5
                                         or Less      Years       Years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $121,190    $ 83,623    $ 21,049    $225,862
Real estate ..........................     57,642     143,946     124,557     326,145
Installment and consumer1 ............     29,971      45,070       7,944      82,985
                                         --------------------------------------------
        Total ........................   $208,803    $272,639    $153,550    $634,992
                                         ============================================
Percentage of total loans outstanding      32.88%      42.94%      24.18%     100.00%
                                         ============================================

1  Net of unearned discount

Capital

Total shareholders' equity increased $5.134 million from December 31, 2002 to June 30, 2003. Treasury stock transactions were $235,000, primarily due to stock option exercise transactions exceeding the purchase of shares of treasury stock. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)

Shareholders' equity, December 31, 2002 ....................          $ 134,470
Net income .................................................              8,430
Treasury stock transactions, net ...........................                235
Stock appreciation rights ..................................                 42
Cash dividends declared ....................................             (3,672)
Other comprehensive income .................................                 99
                                                                      ---------
Shareholders' equity, June 30, 2003 ........................          $ 139,604
                                                                      =========

On June 17, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share of the Company's common stock. The dividend of $2.097 million was paid on July 18, 2003 to holders of record on July 7, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of June 30, 2003, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk weighted-assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                             To Be Well
                                                           For Capital    Capitalized Under
                                                            Adequacy      Prompt Corrective
                                          Actual            Purposes:     Action Provisions:
                                     -------------------------------------------------------
                                     Amount     Ratio    Amount   Ratio    Amount     Ratio
                                     -------------------------------------------------------
As of June 30, 2003:
  Total capital
    (to risk-weighted assets)
    Consolidated .................   $144,112   18.9%   $ 61,064   8.0%        N/A
    BankIllinois .................   $ 74,672   16.0%   $ 37,333   8.0%   $ 46,666     10.0%
    First National Bank of Decatur   $ 48,105   17.4%   $ 22,146   8.0%   $ 27,683     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .................   $134,645   17.6%   $ 30,532   4.0%        N/A
    BankIllinois .................   $ 68,742   14.7%   $ 18,666   4.0%   $ 28,000      6.0%
    First National Bank of Decatur   $ 44,640   16.1%   $ 11,073   4.0%   $ 16,610      6.0%
  Tier I capital
    (to average assets)
    Consolidated .................   $134,645   12.0%   $ 44,733   4.0%        N/A
    BankIllinois .................   $ 68,742   10.0%   $ 27,371   4.0%   $ 34,213      5.0%
    First National Bank of Decatur   $ 44,640   10.4%   $ 17,145   4.0%   $ 21,431      5.0%

Interest Rate Sensitivity:

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

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2003:

                                                   Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                       (dollars in thousands)
                                             -----------------------------------------------------------------------------
                                                1-30         31-90        91-180        181-365       Over
                                                Days          Days         Days           Days       1 year        Total
                                             -----------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   24,216    $       --   $       --    $       --   $       --   $   24,216
  Debt and equity securities 1 ...........       10,042        49,091       32,716        58,293      228,073      378,215
  Loans 2 ................................      210,490        35,738       31,381        54,836      310,422      642,867
                                             -----------------------------------------------------------------------------
        Total earning assets .............   $  244,748    $   84,829   $   64,097    $  113,129   $  538,495   $1,045,298
                                             -----------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   39,650    $    1,488   $    2,232    $    4,464   $  169,608   $  217,442
  Money market savings
    deposits .............................      141,655            --           --            --           --      141,655
  Time deposits ..........................       23,389        39,345       83,432        83,738      109,728      339,632
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       94,910           485           81           231           --       95,707
  FHLB advances and
    other borrowings .....................        5,000        10,000           --           115       12,633       27,748
                                             -----------------------------------------------------------------------------
        Total interest bearing liabilities   $  304,604    $   51,318   $   85,745    $   88,548   $  291,969   $  822,184
                                             -----------------------------------------------------------------------------
Net asset (liability) funding gap ........      (59,856)       33,511      (21,648)       24,581      246,526      223,114
                                             -----------------------------------------------------------------------------
Repricing gap ............................         0.80          1.65         0.75          1.28         1.84         1.27
Cumulative repricing gap .................         0.80          0.93         0.89          0.96         1.27         1.27
                                             =============================================================================

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

                                1-30 Days   31-90 Days   91-180 Days    181-365 Days   Over 1 Year
                                ------------------------------------------------------------------
Savings and interest-bearing
  demand deposits  ............   0.45%        0.85%        1.25%          2.45%          95.00%

At June 30, 2003, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $599,000 in the 1-30 days category and $263,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of June 30, 2003, the Company's RSA/RSL was 0.96 which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. The Company has a $5 million unsecured line of credit with a correspondent bank. Additionally, the Company can borrow approximately $50.301 million from the Federal Home Loan Bank on a secured basis.

The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories. The Company's primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income. Management believes that this analysis reflects the potential effects on current earnings of interest rate changes. Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities. All of the Company's financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, treasury bills, or the federal funds rate. The relationships of each of the different products to the key rate that the product is tied to is proportional. The software reprices the products based on current offering rates. The Company analyzes interest rate sensitivity by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

The following table shows projected results at June 30, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                  Basis Point Change
                                       --------------------------------------
                                       +200      +100      -100        -200
June 30, 2003 ....................     9.9%      5.0%      (5.0%)      (9.9%)
December 31, 2002 ................     7.6%      3.8%      (3.9%)      (7.8%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first six months of 2003. A review of consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $25.845 million from December 31, 2002 to June 30, 2003. This decrease came from cash used in investing and financing activities offset somewhat by cash provided by operating activities.

There were differences in the sources and uses of cash during the first six months of 2003 compared to the first six months of 2002. Cash was used in investing activities during 2003 compared to cash provided by investing activities during 2002. During the first six months of 2003, net cash used in investing activities involving the Company's investment portfolio was $62.624 million compared to cash provided during the first six months of 2002 of $27.522 million. During the first six months of 2003, the Company's investment portfolio grew versus the first six months of 2002 when the Company's investment portfolio was reduced. The size of the Company's investment portfolio varies in response to volume of loans and deposits as well as investment opportunities. Somewhat offsetting this difference was cash provided by loans during the first six months of 2003 due to a decrease in loans, compared to cash used by loans during the same period of 2002 when loans increased. Less cash was used in financing activities during the first six months of 2003 compared to the first six months of 2002. This was mainly due to changes in net MSTI stock transactions, deposits and federal funds purchased, repurchase agreements, and notes payable volumes. Cash was provided from net MSTI stock transactions during the first six months of 2003 compared to cash used during the same period of 2002 due to the completion of the tender offer during the second quarter of 2002. There was a larger decrease in deposits during the first six months of 2002 compared to the same period of 2003. The decrease in 2002 included the maturity of a large short-term time deposit. Also, during the first six months of 2003, cash was provided by an increase in federal funds purchased, repurchase agreements, and notes payable compared to a decrease during the same period of 2002. Less cash was provided by operating activities during the first six months of 2003 compared to the same period of 2002, primarily from net loans originated for sale. Proceeds from sales were higher than originated loans during the first six months of 2002, whereas during the first six months of 2003 loan originations exceeded proceeds from sales.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.735 million at June 30, 2003 compared to $9.259 million at December 31, 2002, as net charge-offs were $184,000 and provisions totaled $660,000 during the first six months of 2003. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.51% at June 30, 2003, compared to 1.37% at December 31, 2002. Gross loans, including loans held-for-sale, decreased 5.0% to $642.867 million at June 30, 2003 from $676.373 million at December 31, 2002.

The allowance for loan losses as a percentage of nonperforming loans was 424.4% at June 30, 2003 compared to 416.9% at December 31, 2002. Nonperforming loans increased from $2.221 million at December 31, 2002 to $2.294 million at June 30, 2003. The $73,000 increase in nonperforming loans during the first six months resulted from a $248,000 increase in nonaccrual loans, offset somewhat by a $175,000 decrease in loans past due 90 days or more. The increase in nonaccruals consisted primarily of consumer loans as a result of a more aggressive approach toward placing 90-day consumer loan delinquencies on nonaccrual status. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

Along with other financial institutions, management shares a concern for the outlook of the economy during the second half of 2003. A slowdown in economic activity beginning in 2001 severely impacted several major industries as well as the economy as a whole. Even though there are indications of emerging strength, it is not certain that this strength is sustainable. In addition, consumer confidence may be negatively impacted by the decline in equity prices. These events could still adversely affect cash flows for both commercial and individual borrowers, as a result of which, the Company could experience increases in problem assets, delinquencies and losses on loans.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                                                June 30,
                                                         ---------------------
                                                           2003         2002
                                                         ---------------------
Allowance for loan losses at beginning of year .....     $ 9,259       $ 9,259
                                                         ---------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $    (7)      $   (40)
  Real estate ......................................          (9)          (32)
  Installment and consumer .........................        (451)         (671)
                                                         ---------------------
        Total ......................................     $  (467)      $  (743)
                                                         ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $   181       $   124
  Residential real estate ..........................          14            26
  Installment and consumer .........................          88            75
                                                         ---------------------
        Total ......................................     $   283       $   225
                                                         ---------------------
        Net (charge-offs) recoveries ...............     $  (184)      $  (518)
Provision for loan losses ..........................         660           660
                                                         ---------------------
Allowance for loan losses at end of quarter ........     $ 9,735       $ 9,401
                                                         =====================
Ratio of net (charge-offs) recoveries to
  average net loans ................................     (0.03)%       (0.08)%
                                                         =====================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                                          June 30,  December 31,
                                                            2003       2002
                                                          ----------------------

Allocated:
  Commercial, financial and agricultural ...........       $5,497       $5,732
  Residential real estate ..........................          214          345
  Installment and consumer .........................        1,954        1,763
                                                           -------------------
        Total allocated allowance ..................       $7,665       $7,840
Unallocated allowances .............................        2,070        1,419
                                                           -------------------
Total ..............................................       $9,735       $9,259
                                                           ===================

The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated. Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings.

       Nonaccrual, Past Due and Restructured Loans (dollars in thousands)

                                                         June 30,   December 31,
                                                           2003         2002
                                                         -----------------------

Nonaccrual loans1 ...............................         $1,640       $1,392
                                                          ===================
Loans past due 90 days or more ...................        $  654       $  829
                                                          ===================
Restructured loans2 ..............................        $   18       $   20
                                                          ===================

1    Includes  $862,000  at June 30, 2003 and  $628,000 at December  31, 2002 of
     real estate and consumer loans which management does not considered impaired as defined by the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114).

2 Restructured loans of $18,000 at June 30, 2003 and $20,000 at December 31, 2002 are not considered nonperforming.

            Other Nonperforming Assets (dollars in thousands)

                                                      June 30,      December 31,
                                                        2003           2002
                                                      --------------------------

Other real estate owned ........................       $   --           $   58
                                                       =======================

Nonperforming other assets ..............              $  259           $   94
                                                       =======================

                              Results of Operations

Results of Operations For the Six Months Ended June 30, 2003

Net income for the first six months of 2003 was $8.430 million, a $23,000, or 0.3%, decrease from $8.453 million for the same period in 2002. Basic earnings per share increased $0.03, or 3.9%, to $0.80 per share in the first six months of 2003 from $0.77 per share in the same period in 2002. Diluted earnings per share increased $0.04, or 5.3%, to $0.80 per share in the first six months of 2003 from $0.76 per share in the first six months of 2002. The increase in basic and diluted earnings per share was mainly due to a decrease in weighted average shares outstanding after the completion of the tender offer for 6.3% of the Company's outstanding common stock near the end of the second quarter of 2002. This was offset somewhat by other treasury stock transactions.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                Consolidated Average Balance Sheet and Interest Rates
                                                                   (dollars in thousands)
                                           ----------------------------------------------------------------------
                                                                  Six Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                           2003                                2002
                                           ----------------------------------------------------------------------
                                             Average                            Average
                                             Balance      Interest     Rate     Balance      Interest       Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  291,043    $    5,772    4.00%   $  267,901   $    6,455      4.86%
Tax-exempt investment securities1 (TE) .       56,961         1,794    6.35%       55,179        1,837      6.71%
Federal funds sold and interest bearing
  deposits2 ............................       39,675           254    1.29%       20,147          196      1.96%
Loans3,4 (TE) ..........................      645,299        21,413    6.69%      676,729       24,390      7.27%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,032,978    $   29,233    5.71%   $1,019,956   $   32,878      6.50%
                                           ----------------------------------------------------------------------

Cash and due from banks ................   $   46,539                          $   47,655
Premises and equipment .................       18,051                              19,068
Other assets ...........................       17,566                              18,759
                                           ----------------------------------------------------------------------
        Total assets ...................   $1,115,134                          $1,105,438
                                           ======================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   83,720    $      326    0.79%   $  101,178   $      578      1.15%
Savings ................................      278,354         1,367    0.99%      250,925        1,880      1.51%
Time deposits ..........................      338,553         5,798    3.45%      342,511        7,267      4.28%
Federal funds purchased, repurchase
  agreements, and notes payable ........       89,619           547    1.23%       71,629          649      1.83%
FHLB advances and other borrowings .....       27,775           764    5.55%       35,725          993      5.61%
                                           ----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  818,021    $    8,802    2.17%   $  801,968   $   11,367      2.86%
                                           ----------------------------------------------------------------------

Noninterest bearing demand deposits ....   $   86,345                          $  103,983
Noninterest bearing savings deposits ...       63,776                              48,601
Other liabilities ......................        9,861                              10,717
                                           ----------------------------------------------------------------------
        Total liabilities ..............   $  978,003                          $  965,269
Shareholders' equity ...................      137,131                             140,169
                                           ----------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,115,134                          $1,105,438
                                           ======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.54%                                3.64%
                                           ======================================================================

Net interest income (TE) ...............                 $   20,431                         $   21,511
                                           ======================================================================
Net yield on interest
  earnings assets (TE) .................                               3.99%                                4.25%
                                           ======================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Table:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits include approximately $30,000 and $33,000 in 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $931,000 and $492,000 in 2003 and 2002, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% at June 30, 2003 and 2002. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                                  Analysis of Volume and Rate Changes
                                                           (in thousands)
                                                  -----------------------------------
                                                    Six Months Ended June 30, 2003
                                                    -------------------------------
                                                     Increase
                                                    (Decrease)
                                                       From
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (683)   $ 1,287    $(1,970)
  Tax-exempt investment securities (TE) ..........       (43)       134       (177)
  Federal funds sold and interest bearing deposits        58        243       (185)
  Loans (TE) .....................................    (2,977)    (1,100)    (1,877)
                                                     -----------------------------
        Total interest income (TE) ...............   $(3,645)   $   564    $(4,209)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $  (765)   $   198    $  (963)
  Time deposits ..................................    (1,469)       (83)    (1,386)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (102)       327       (429)
  FHLB advances and other borrowings .............      (229)      (219)       (10)
                                                     -----------------------------
        Total interest expense ...................   $(2,565)   $   223    $(2,788)
                                                     -----------------------------

Net Interest Income (TE) .........................   $(1,080)   $   341    $(1,421)
                                                     =============================

Net interest income on a tax equivalent basis was $1.080 million, or 5.0%, lower for the first six months of 2003 compared to the same period in 2002. Total tax-equivalent income was $3.645 million, or 11.1%, lower in 2003 compared to 2002, and interest expense decreased $2.565 million, or 22.6%. The decrease in tax-equivalent interest income and interest expense was mainly due to lower rates, offset slightly by an increase in average balances.

The decrease in total tax-equivalent interest income was due to a decrease in interest income from loans, taxable investment securities and tax-exempt investment securities, offset slightly by an increase in interest income from federal funds sold and interest bearing deposits. The decrease in interest income from loans was due to lower rates and lower average balances. The decrease in interest income from taxable investment securities and tax-exempt investment securities was due to lower rates offset somewhat by an increase in average balances. The slight increase in interest income from federal funds sold and interest bearing deposits was due to higher average balances offset somewhat by lower interest rates.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Interest expense on time deposits and interest bearing demand and savings deposits decreased primarily due to lower rates and interest expense on FHLB advances and other borrowings decreased primarily due to lower average balances. Interest expense on federal funds purchased, repurchase agreements and notes payable decreased primarily due to lower rates, offset somewhat by an increase in average balances.

The provision for loan losses recorded was $660,000 during the first six months of 2003 and 2002. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

Total non-interest income increased $251,000, or 2.6%, during the first six months of 2003 compared to the first six months of 2002. Included in this increase was an increase of $847,000, or 214.4%, in gains on sales of mortgage loans held-for-sale during the first six months of 2003 compared to the same period in 2002. This increase reflected a $70.073 million, or 154.3%, increase in funded mortgage loans held-for-sale during the first six months of 2003 compared to the first six months of 2002. This increase was reflective of lower mortgage interest rates during the first half of 2003 compared to the same period in 2002. While mortgage rates remain at historically low levels, this level of mortgage sales gains may not continue throughout the year. Service charges on deposit accounts increased $90,000, or 7.8%, during the first six months of 2003 compared to the same period in 2002. Other non-interest income increased $22,000, or 2.2%, in the first half of 2003 compared to the first half of 2002. Somewhat offsetting these increases was a decrease of $333,000, or 114.8%, in income from securities transactions in the first six months of 2003 compared to the same period in 2002. This decrease included recognition of loss on a non-marketable equity security, offset somewhat by a gain on the sale of one available-for-sale government agency security. Remittance processing income decreased $288,000, or 7.6%, in the first half of 2003 compared to the same period in 2002. This was due to a reduction of volume at the Company's remittance processing subsidiary, FirsTech, associated with a gradual volume reduction in electronic payments processed for a large telecommunications company since 2002 as a result of their conversion to an internal processing platform. Trust and brokerage fees decreased $87,000, or 3.0%, in the first half of 2003 compared to the first half of 2002. This decrease was primarily due to lower market values of assets upon which fees were charged during the first six months of 2003 compared to the same period in 2002.

Total non-interest expense decreased $973,000, or 5.7%, during the first six months of 2003 compared to the same period of 2002. Of this decrease, salaries and employee benefits decreased $608,000, or 6.2%, during the first half of 2003 compared to the first half of 2002. Contributing to salaries and employee benefits in the first 6 months of 2002 was $529,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts. Data processing expense decreased $180,000, or 14.5%, in the first six months of 2003 compared to the first six months of 2002. Contributing to data processing expense in the first half of 2002 was conversion to a new system and software upgrade at the Company's remittance processing subsidiary FirsTech, and costs to merge First Trust Bank of Shelbyville and BankIllinois computer records. Equipment expense decreased $150,000, or 11.0%, during the first six months of 2003 compared to the same period in 2002. Equipment expense decreased largely due to efficiencies gained from restructuring and the merger of BankIllinois and First Trust Bank of Shelbyville in June 2002. Other non-interest expense decreased $56,000, or 2.3%, in the first half of 2003 compared to the first half of 2002. Service charges from correspondent banks decreased $18,000, or 3.7%, and office supplies expense decreased $6,000, or 0.9%, in the first six months of 2003 compared to the same period in 2002. Slightly offsetting these decreases was an increase in occupancy expense of $45,000, or 3.9%, during the first half of 2003 compared to the first half of 2002.

Income tax expense increased $179,000, or 4.4%, during the first six months of 2003 compared to the first six months of 2002. The effective tax rate increased to 33.7% during the first half of 2003 from 32.7% during the first half of 2002.

Results of Operations For the Three Months Ended June 30, 2003

Net income for the second quarter of 2003 was $4.132 million, an $89,000, or 2.2%, increase from $4.043 million for the same period in 2002. Basic earnings per share increased $0.02, or 5.4%, to $0.39 per share in the second quarter of 2003 compared to $0.37 per share in the second quarter of 2002. Diluted earnings per share increased $0.03, or 8.3%, to $0.39 per share in the second quarter of 2003 compared to $0.36 per share in the second quarter of 2002.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                   Consolidated Average Balance Sheet and Interest Rates
                                                                   (dollars in thousands)
                                           ----------------------------------------------------------------------
                                                                 Three Months Ended June 30,
                                           ----------------------------------------------------------------------
                                                           2003                                2002
                                           ----------------------------------------------------------------------
                                             Average                            Average
                                             Balance      Interest     Rate     Balance      Interest       Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  306,427    $    2,949    3.86%   $  261,893   $    3,130      4.79%
Tax-exempt investment securities1 (TE) .       57,066           891    6.26%       54,871          928      6.78%
Federal funds sold and interest bearing
  deposits2 ............................       47,245           152    1.29%       19,755          101      2.05%
Loans3,4 (TE) ..........................      632,220        10,355    6.57%      679,983       12,200      7.20%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,042,958    $   14,347    5.52%   $1,016,502   $   16,359      6.46%
                                           ----------------------------------------------------------------------

Cash and due from banks ................   $   43,583                          $   46,317
Premises and equipment .................       17,899                              19,000
Other assets ...........................       18,172                              18,868
                                           ----------------------------------------------------------------------
        Total assets ...................   $1,122,612                          $1,100,687
                                           ======================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   84,498    $      129    0.61%   $   96,272   $      242      1.01%
Savings ................................      278,523           684    0.99%      250,668          945      1.51%
Time deposits ..........................      339,715         2,805    3.31%      346,634        3,531      4.09%
Federal funds purchased, repurchase
  agreements, and notes payable ........       93,360           280    1.20%       70,954          323      1.83%
FHLB advances and other borrowings .....       27,757           384    5.55%       36,182          499      5.53%
                                           ----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  823,853    $    4,282    2.08%   $  800,710   $    5,540      2.78%
                                           ----------------------------------------------------------------------

Noninterest bearing demand deposits ....   $   82,832                          $  102,940
Noninterest bearing savings deposits ...       67,401                              45,241
Other liabilities ......................       10,006                              11,690
                                           ----------------------------------------------------------------------
        Total liabilities ..............   $  984,092                          $  960,581
Shareholders' equity ...................      138,520                             140,106
                                           ----------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,122,612                          $1,100,687
                                           ======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.43%                                3.68%
                                           ======================================================================
        Net interest income (TE) .......                 $   10,065                         $   10,819
                                           ======================================================================
Net yield on interest
  earnings assets (TE) .................                               3.87%                                4.27%
                                           ======================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits include approximately $16,000 and $14,000 in 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses. Nonaccrual loans are included in the total.

4 Loan fees of approximately $433,000 and $242,000 in 2003 and 2002, respectively, are included in total loan income.

The following table presents, on a tax equivalent basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in cash.

                                                 Analysis of Volume and Rate Changes
                                                           (in thousands)
                                                 -----------------------------------
                                                   Three Months Ended June 30, 2003
                                                   --------------------------------
                                                     Increase
                                                    (Decrease)
                                                       From
                                                     Previous    Due to    Due to
                                                       Year      Volume     Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (181)   $ 2,195    $(2,376)
  Tax-exempt investment securities (TE) ..........       (37)       183       (220)
  Federal funds sold and interest bearing deposits        51        277       (226)
  Loans (TE) .....................................    (1,845)      (824)    (1,021)
                                                     -----------------------------
        Total interest income (TE) ...............   $(2,012)   $ 1,831    $(3,843)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $  (374)   $   345    $  (719)
  Time deposits ..................................      (726)       (69)      (657)
  Federal funds purchased,
    repurchase agreements and notes payable ......       (43)       404       (447)
  FHLB advances and other borrowings .............      (115)      (125)        10
                                                     -----------------------------
        Total interest expense ...................   $(1,258)   $   555    $(1,813)
                                                     -----------------------------
Net Interest Income (TE) .........................   $  (754)   $ 1,276    $(2,030)
                                                     =============================

Net interest income on a tax equivalent basis was $754,000, or 7.0%, lower for the second quarter of 2003 compared to the second quarter of 2002. Total tax-equivalent interest income was $2.012 million, or 12.3%, lower in 2003 compared to 2002, and interest expense decreased $1.258 million, or 22.7%. The decrease in interest income and interest expense was due to a decrease in rates offset somewhat by an increase in average balances.

The decrease in total interest income was due to decreases in interest income from loans and both taxable and tax-exempt investment securities. These decreases were offset slightly by an increase in interest income from federal funds sold and interest bearing deposits. The decreases in interest income from loans was due to decreases in rates and average balances during the second quarter of 2003 compared to the same period in 2002. The decreases in interest income from taxable and tax-exempt investment securities were due to a decrease in rates during the second quarter of 2003 compared to the second quarter of 2002, offset somewhat by an increase in average balances. The increase in federal funds sold and interest bearing deposits was due to an increase in average balance offset somewhat by a decrease in rate.

The decrease in total interest expense was due to decreases in interest expense on all categories of interest bearing liabilities. The decrease in interest expense on time deposits was due to decreases in rate and average balance during the second quarter of 2003 compared to the same period in 2002. The decrease in interest expense from interest bearing demand and savings deposits was due to a decrease in rates, offset somewhat by an increase in average balances during the second quarter of 2003 compared to the second quarter of 2002. Interest expense on FHLB advances and other borrowings decreased due to a decrease in average balances, offset slightly by higher rates during the second quarter of 2003 compared to the second quarter of 2002. Interest expense on federal funds purchased, repurchase agreements and notes payable decreased during the second quarter of 2003 compared to the second quarter of 2002 due to decreases in rates, offset somewhat by increases in average balances.

The provision for loan losses recorded was $330,000 during both the second quarter of 2003 and 2002. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $168,000, or 3.5%, during the second quarter of 2003 compared to the second quarter of 2002. Included in this increase was an increase of $522,000, or 296.6%, in gains on sales of mortgage loans held-for-sale in the second quarter of 2003 compared to the same period in 2002. This increase reflected a $46.824 million, or 251.7%, increase in funded mortgage loans held-for-sale in the second quarter of 2003 compared to the same period in 2002. This increase was reflective of lower mortgage interest rates during the first half of 2003 compared to the same period in 2002. While mortgage rates remain at historically low levels, this level of mortgage sales gains may not continue throughout the year. Service charges on deposit accounts increased $64,000, or 10.7%, in the second quarter of 2003 compared to the second quarter of 2002. Somewhat offsetting these increases was a decrease in income from remittance processing of $105,000, or 5.7%, in the second quarter of 2003 compared to the same quarter in 2002. This was due to a significant reduction of volume at the Company's remittance processing subsidiary, FirsTech, associated with a gradual volume reduction in electronic payments processed for a large telecommunications company since 2002 as a result of their conversion to an internal processing platform. Trust and brokerage fees decreased $96,000, or 6.7%, in the second quarter of 2003 compared to the same quarter in 2002. This decrease was primarily due to lower market values of assets upon which fees were charged during the second quarter of 2003 compared to the same period in 2002. There was no income generated from securities transactions in the second quarter of 2003 compared to $220,000 in the second quarter of 2002.

Total non-interest expense decreased $840,000, or 9.4%, during the second quarter of 2003 compared to the same period in 2002. Of this decrease, salaries and employee benefits decreased $502,000, or 9.9%, in the second quarter of 2003 compared to the second quarter of 2002. Contributing to salaries and employee benefits in the second quarter of 2002 was $529,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts. Data processing expense decreased $146,000, or 21.6%, in the second quarter of 2003 compared to the same period in 2002. Contributing to data processing expense in the second quarter of 2002 was conversion to a new system and software upgrade at the Company's remittance processing subsidiary FirsTech, and costs to merge First Trust Bank of Shelbyville and BankIllinois computer records. Equipment expense decreased $111,000, or 16.5%, in the second quarter of 2003 compared to the second quarter of 2002. Equipment expense decreased largely due to efficiencies gained from restructuring, and the merger of BankIllinois and First Trust Bank of Shelbyville in June 2002. Other non-interest expense decreased $76,000, or 5.6%, during the second quarter of 2003 compared to the second quarter of 2002. Occupancy expense decreased $26,000, or 4.3%, in the second quarter of 2003 compared to the second quarter of 2002. Service charges from correspondent banks decreased $11,000, or 4.5%, in the second quarter of 2003 compared to the same period in 2002. Slightly offsetting these decreases was an increase of $32,000, or 10.9%, in office supplies during the second quarter of 2003 compared to the second quarter of 2002.

Income tax expense increased $185,000, or 9.7%, during the second quarter of 2003 compared to the second quarter of 2002. The effective tax rate increased to 33.7% during the second quarter of 2003 from 32.1% during the same period in 2002.

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

                                    Banking    Remittance
                                   Services     Services     Company     Eliminations     Total
--------------------------------------------------------------------------------------------------
June 30, 2003
  Total interest income .......   $   28,403   $       34   $      206    $      (49)   $   28,594
  Total interest expense ......        8,851           --           --           (49)        8,802
  Provision for loan losses ...          660           --           --            --           660
  Total non-interest income ...        6,471        3,543        2,337        (2,581)        9,770
  Total non-interest expense ..       13,384        2,364        3,018        (2,581)       16,185
  Income before income tax ....       11,979        1,213         (475)           --        12,717
  Income tax expense ..........        3,987          485         (185)           --         4,287
  Net income ..................        7,992          728         (290)           --         8,430
  Total assets ................    1,111,927        6,972      144,020      (136,437)    1,126,482
  Depreciation and amortization          779          199          245            --         1,223

June 30, 2002
  Total interest income .......   $   32,196   $       50      $    75    $      (94)   $   32,227
  Total interest expense ......       11,456           --            5           (94)       11,367
  Provision for loan losses ...          660           --           --            --           660
  Total non-interest income ...        5,876        3,847           58          (323)        9,458
  Total non-interest expense ..       13,764        2,605        1,051          (323)       17,097
  Income before income tax ....       12,192        1,292         (923)           --        12,561
  Income tax expense ..........        3,957          516         (365)           --         4,108
  Net income ..................        8,235          776         (558)           --         8,453
  Total assets ................    1,083,377        6,026      134,819      (128,916)    1,095,306
  Depreciation and amortization        1,065          241           15            --         1,321

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the company's management an don information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should", or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 6, 2003, the Company's annual meeting of shareholders was held. At the meeting, two items were put to a vote of the shareholders. There were 10,499,599 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting on each item presented at the annual meeting was as follows:

         1. Frederic L. Kenney, Gregory B. Lykins, August C. Meyer, Jr, and Phillip C. Wise were elected to serve as Class I directors. Continuing as Class II directors were George T. Shapland, Thomas
              G. Sloan, Roy V. VanBuskirk, and H. Gale Zacheis. Continuing as Class III directors were David J. Downey, Van A. Dukeman, Larry D. Haab, and Gene A. Salmon. The shareholders also approved an amendment to the Company's Articles of Incorporation, which eliminated the classification of directors on the Company's Board. As a result of this amendment, the Company's directors are now all in the same class and each director's term expires at the next annual meeting to be held in 2004.

              Election of Directors:                   Votes For   Votes Witheld
              ------------------------------------------------------------------

              Frederic L. Kenney ................      8,266,766        22,056

              Gregory B. Lykins .................      8,262,566        22,256

              August C. Meyer, Jr. ..............      8,266,800        22,022

              Phillip C. Wise ...................      8,262,600        26,222

         2.   Amend   the   Articles   of   Incorporation   to   eliminate   the
              classification of the Company's Board and to increase the range of the number of directors:

                    Votes For             Votes Against              Abstentions
                    ------------------------------------------------------------
                    8,204,916                 45,974                    37,932

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.   Reports

              On July 21, 2003, the Company filed a report on Form 8-K, pursuant to Item 12 regarding the issuance of a letter to shareholders and a press release announcing its earnings for the quarter ended June 30, 2003.

              On April 25, 2003, the Company filed a report on Form 8-K, pursuant to Item 12 regarding the issuance of a letter to shareholders and a press release announcing its earnings for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.


Date:  August 6, 2003



By:  /s/  David B. White
     ----------------------------------------
     David B. White, Executive Vice President
     and Chief Financial Officer

By:  /s/  Van A. Dukeman
     ----------------------------------------
     Van A. Dukeman, President
     and Chief Executive Officer