Form 10-Q
period 2003-09-30
MAIN STREET TRUST INC
filed 2003-11-07
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC.

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


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X   NO ___
                       -----

Indicate by "X" whether the  registrant is an  accelerated  filer (as defined by
Rule 12b-2 of the Exchange Act).   YES  X   NO ___
                                      -----

Indicate the number of shares outstanding of the registrant's common stock, as of November 3, 2003.

         Main Street Trust, Inc. Common Stock              9,499,212

                                Table of Contents

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                             3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           29

         Item 4.  Controls and Procedures                                     29

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           30

         Item 2.  Changes in Securities and Use of Proceeds                   30

         Item 3.  Defaults Upon Senior Securities                             30

         Item 4.  Submission of Matters to a Vote of Security Holders         30

         Item 5.  Other Information                                           30

         Item 6.  Exhibits and Reports on Form 8-K                            30


         SIGNATURES                                                           31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                  (Unaudited, in thousands, except share data)

                                                                      September 30,   December 31,
                                                                           2003          2002
                                                                      ----------------------------
ASSETS

Cash and due from banks ............................................   $    47,970    $    59,744
Federal funds sold and interest bearing deposits ...................        38,806         43,002
                                                                       --------------------------
        Cash and cash equivalents ..................................        86,776        102,746
                                                                       --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ................................       262,273        240,616
  Held-to-maturity, at cost (fair value of $100,342 and $70,489
    at September 30, 2003 and December 31, 2002, respectively) .....       100,990         68,563
  Non-marketable equity securities .................................         7,469          7,031
                                                                       --------------------------
        Total investments in debt and equity securities ............       370,732        316,210
                                                                       --------------------------
Loans, net of allowance for loan losses of $9,693 and $9,259
  at September 30, 2003 and December 31, 2002, respectively ........       645,839        664,142
Mortgage loans held for sale .......................................         1,887          2,972
Premises and equipment .............................................        17,594         18,349
Accrued interest receivable ........................................         7,449          7,315
Other assets .......................................................        17,196         10,994
                                                                       --------------------------
        Total assets ...............................................   $ 1,147,473    $ 1,122,728
                                                                       ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing ...........................................   $   151,747    $   163,903
    Interest bearing ...............................................       710,110        704,683
                                                                       --------------------------
        Total deposits .............................................       861,857        868,586
                                                                       --------------------------
Federal funds purchased, repurchase agreements and notes payable ...       102,710         80,651
Federal Home Loan Bank advances and other borrowings ...............        29,999         27,806
Accrued interest payable ...........................................         1,605          2,252
Other liabilities ..................................................        42,013          8,963
                                                                       --------------------------
        Total liabilities ..........................................     1,038,184        988,258
                                                                       --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ......            --             --
  Common stock, $0.01 per value; 15,000,000 shares authorized;
    11,219,319 shares issued at September 30, 2003 and
    December 31, 2002 ..............................................           112            112
  Paid in capital ..................................................        55,268         55,337
  Retained earnings ................................................        99,720         92,853
  Accumulated other comprehensive income ...........................         2,231          3,776
                                                                       --------------------------
                                                                           157,331        152,078
Less:  treasury stock, at cost, 1,742,435 and 755,047 shares
  at September 30, 2003 and December 31, 2002, respectively ........       (48,042)       (17,608)
                                                                       --------------------------

        Total shareholders' equity .................................       109,289        134,470
                                                                       --------------------------
        Total liabilities and shareholders' equity .................   $ 1,147,473    $ 1,122,728
                                                                       ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands, except share data)

                                                                          2003           2002
                                                                     ----------------------------
Interest income:
  Loans and fees on loans ........................................   $     31,548    $     36,381
  Investments in debt and equity securities
    Taxable ......................................................          8,647           9,632
    Tax-exempt ...................................................          1,722           1,783
  Federal funds sold and interest bearing deposits ...............            363             302
                                                                     ----------------------------
        Total interest income ....................................         42,280          48,098

Interest expense:
  Deposits .......................................................         10,837          14,403
  Federal funds purchased, repurchase agreements and notes payable            817             919
  Federal Home Loan Bank advances and other borrowings ...........          1,156           1,444
                                                                     ----------------------------
        Total interest expense ...................................         12,810          16,766
                                                                     ----------------------------

        Net interest income ......................................         29,470          31,332
Provision for loan losses ........................................            990             990
                                                                     ----------------------------
        Net interest income after provision for loan losses ......         28,480          30,342

Non-interest income:
  Remittance processing ..........................................          5,312           5,555
  Trust and brokerage fees .......................................          4,230           4,625
  Service charges on deposit accounts ............................          1,906           1,762
  Securities transactions, net ...................................            (49)            228
  Gain on sales of mortgage loans, net ...........................          2,214             773
  Other ..........................................................          1,577           1,214
                                                                     ----------------------------
        Total non-interest income ................................         15,190          14,157

Non-interest expense:
  Salaries and employee benefits .................................         13,893          14,407
  Occupancy ......................................................          1,847           1,759
  Equipment ......................................................          1,787           2,069
  Data processing ................................................          1,563           1,732
  Office supplies ................................................            962             959
  Service charges from correspondent banks .......................            698             709
  Other ..........................................................          3,685           3,614
                                                                     ----------------------------
        Total non-interest expense ...............................         24,435          25,249

        Income before income taxes ...............................         19,235          19,25
Income taxes .....................................................          6,540           6,318
                                                                     ----------------------------
        Net income ...............................................   $     12,695    $     12,932
                                                                     ============================

Per share data:
  Basic earnings per share .......................................   $       1.21    $       1.19
  Weighted average shares of common stock outstanding ............     10,491,883      10,900,115

  Diluted earnings per share .....................................   $       1.20    $       1.18
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,604,327      10,979,889

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                               2003        2002
                                                                             --------------------
Net income ...............................................................   $ 12,695    $ 12,932
                                                                             --------------------
Other comprehensive income, before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
     ($1,050) and $1,111 for September 30, 2003 and 2002, respectively ...     (1,574)      1,352
    Less:  reclassification adjustment for (gains) losses included in net income, net of tax of $20 and $(91), for September 30, 2003
      and 2002, respectively .............................................         29        (137)
                                                                             --------------------
  Other comprehensive income, net of tax .................................     (1,545)      1,215
                                                                             --------------------
  Comprehensive income ...................................................   $ 11,150    $ 14,147
                                                                             ====================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2003 and 2002
                  (Unaudited, in thousands, except share data)

                                                                         2003            2002
                                                                     ----------------------------
Interest income:
  Loans and fees on loans ........................................   $     10,146    $     11,999
  Investments in debt and equity securities
    Taxable ......................................................          2,875           3,177
    Tax-exempt ...................................................            556             589
  Federal funds sold and interest bearing deposits ...............            109             106
                                                                     ----------------------------
        Total interest income ....................................         13,686          15,871

Interest expense:
  Deposits .......................................................          3,346           4,678
  Federal funds purchased, repurchase agreements and notes payable            270             270
  Federal Home Loan Bank advances and other borrowings ...........            392             451
                                                                     ----------------------------
        Total interest expense ...................................          4,008           5,399
                                                                     ----------------------------

        Net interest income ......................................          9,678          10,472
Provision for loan losses ........................................            330             330
                                                                     ----------------------------
        Net interest income after provision for loan losses ......          9,348          10,142

Non-interest income:
  Remittance processing ..........................................          1,814           1,769
  Trust and brokerage fees .......................................          1,435           1,743
  Service charges on deposit accounts ............................            666             612
  Securities transactions, net ...................................             (6)            (62)
  Gain on sales of mortgage loans, net ...........................            972             378
  Other ..........................................................            539             198
                                                                     ----------------------------
        Total non-interest income ................................          5,420           4,638

Non-interest expense:
  Salaries and employee benefits .................................          4,650           4,556
  Occupancy ......................................................            641             598
  Equipment ......................................................            575             707
  Data processing ................................................            505             494
  Office supplies ................................................            334             325
  Service charges from correspondent banks .......................            233             226
  Other ..........................................................          1,312           1,185
                                                                     ----------------------------
        Total non-interest expense ...............................          8,250           8,091

        Income before income taxes ...............................          6,518           6,689
Income taxes .....................................................          2,253           2,210
                                                                     ----------------------------
        Net income ...............................................   $      4,265    $      4,479
                                                                     ============================

Per share data:
  Basic earnings per share .......................................   $       0.41    $       0.43
  Weighted average shares of common stock outstanding ............     10,499,741      10,486,735

  Diluted earnings per share .....................................   $       0.40    $       0.42
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,631,293      10,591,587

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                               2003       2002
                                                                             ------------------
Net income ...............................................................   $ 4,265    $ 4,479
                                                                             ------------------
Other comprehensive income, before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($1,099) and $635 for September 30, 2003 and 2002, respectively ....    (1,647)       953
    Less:  reclassification adjustment for losses included in
      net income, net of tax of $3 and $25 for September 30, 2003
      and 2002, respectively .............................................         3         37
                                                                             ------------------
  Other comprehensive income, net of tax .................................    (1,644)       990
                                                                             ------------------
  Comprehensive income ...................................................   $ 2,621    $ 5,469
                                                                             ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ending September 30, 2003 and 2002
                            (Unaudited, in thousands)

                                                                             2003        2002
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $  12,695    $  12,932
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation ......................................................       1,826        1,969
    Amortization of bond discounts and premiums, net ..................       1,534          830
    Provision for loan losses .........................................         990          990
    Securities transactions, net ......................................          49         (228)
    Gain on sales of mortgage loans, net ..............................      (2,214)        (773)
    Federal Home Loan Bank stock dividend .............................        (247)        (121)
    Proceeds from sales of mortgage loans originated for sale .........     188,245       79,865
    Mortgage loans originated for sale ................................    (184,946)     (74,011)
    Other, net ........................................................      (5,672)          45
                                                                          ----------------------
        Net cash provided by operating activities .....................      12,260       21,498
                                                                          ----------------------

Cash flows from investing activities:
  Net decrease (increase) in loans ....................................      17,303       (5,295)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       9,753        1,841
    Available-for-sale ................................................     140,574       72,620
  Proceeds from sales of investments:
    Available-for-sale ................................................      11,085       44,732
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (58,691)     (14,058)
    Available-for-sale ................................................    (192,787)    (108,702)
    Other equity securities ...........................................        (830)      (1,720)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      15,924       12,262
    Available-for-sale ................................................      16,049        8,934
  Return of principal on other equity securities ......................         490          106
  Purchases of premises and equipment .................................      (1,071)      (1,521)
                                                                          ----------------------
        Net cash (used in) provided by investing activities ...........     (42,201)       9,199
                                                                          ----------------------

Cash flows from financing activities:
  Net decrease in deposits ............................................      (6,729)     (20,988)
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ..........................      22,059      (26,641)
  Advances from Federal Home Loan Bank and other borrowings ...........       2,268       13,000
  Payments on Federal Home Loan Bank and other borrowings .............         (75)     (18,072)
  Cash dividends paid .................................................      (5,243)      (4,273)
  Issuance of new shares of common stock, net .........................          --        1,222
  MSTI stock transactions, net ........................................       1,691      (15,003)
                                                                          ----------------------
        Net cash used in financing activities .........................      13,971      (70,755)
                                                                          ----------------------
        Net decrease in cash and cash equivalents .....................     (15,970)     (40,058)
Cash and cash equivalents at beginning of year ........................     102,746       95,379
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  86,776    $  55,321
                                                                          ======================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................   $  12,810    $  17,522
    Income taxes ......................................................       6,745        6,734
  Real estate acquired through or in lieu of foreclosure ..............          10          289
  Dividends declared not paid .........................................       1,896        1,361
  Obligation to purchase treasury stock ...............................      32,385           --

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the year ended December 31, 2003.

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

The Company completed a tender offer on June 7, 2002 with 711,832 shares, representing approximately 6.3% of the total shares then outstanding, repurchased at a cost, including expenses, of $16.556 million. The Company completed a second tender offer on September 30, 2003 with 1,074,140 shares, representing approximately 10.2% of the total shares then outstanding, repurchased at a cost, including expenses, of approximately $32.395 million.

Note 3.  Income per Share

Net income per common share has been computed as follows:

                                                Nine Months Ended          Three Months Ended
                                                  September 30,               September 30,
                                               2003           2002         2003          2002
                                            -----------------------------------------------------

Net Income ..............................   $12,695,000   $12,932,000   $ 4,265,000   $ 4,479,000
                                            =====================================================
Shares:
  Weighted average common shares
    outstanding .........................    10,491,883    10,900,115    10,499,741    10,486,735
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ...........       112,444        79,774       131,552       104,852
                                            -----------------------------------------------------
  Weighted average common shares
    outstanding, as adjusted ............    10,604,327    10,979,889    10,631,293    10,591,587
                                            =====================================================
Basic earnings per share ................   $      1.21   $      1.19   $      0.41   $      0.43
                                            =====================================================
Diluted earnings per share ..............   $      1.20   $      1.18   $      0.40   $      0.42
                                            =====================================================

Note 4.  Stock Option Plans

The Company has four stock-based compensation plans, which have been in existence for all periods presented. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income (in thousands, except per share data and earnings per share) if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        Nine Months Ended         Three Months Ended
                                                           September 30,             September 30,
                                                       2003           2002         2003         2002
                                                   --------------------------------------------------
Net income on common stock:
  As reported ..................................       12,695        12,932        4,265        4,479
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........         (189)         (249)         (72)         (39)
                                                   --------------------------------------------------
     Pro forma .................................       12,506        12,683        4,193        4,440
                                                   ==================================================
Basic earnings per share:
  As reported ..................................   $     1.21    $     1.19    $    0.41    $    0.43
  Pro forma ....................................         1.19          1.16         0.40         0.42
Diluted earnings per share:
  As reported ..................................   $     1.20    $     1.18    $    0.40    $    0.42
  Pro forma ....................................         1.18          1.16         0.39         0.42

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

                                                         Nine Months Ended
                                                            September 30,
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

The following table summarizes these financial instruments and commitments (in thousands) at September 30, 2003 and December 31, 2002:

                                                  September 30,     December 31,
                                                       2003             2002
                                                  ------------------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ...................................   $207,784          $201,181
  Standby  letters of credit ....................     11,181            11,563

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivables; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at September 30, 2003 was $3.672 million to purchase other equity securities, compared to $1.750 million at December 31, 2002.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Company's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets increased $24.745 million, or 2.2%, to $1.147 billion at September 30, 2003 compared to $1.123 billion at December 31, 2002. Increases in all categories of investment securities, other assets and accrued interest receivable were partially offset by decreases in loans, cash and due from banks, federal funds sold and interest bearing deposits, mortgage loans held for sale and premises and equipment.

Cash and due from banks decreased $11.774 million, or 19.7%, to $47.970 million at September 30, 2003 compared to $59.744 million at December 31, 2002, primarily due to a smaller dollar amount of deposit items in process of collection at September 30, 2003 compared to December 31, 2002.

Federal funds sold and interest bearing deposits decreased $4.196 million, or 9.8%, to $38.806 million at September 30, 2003 compared to $43.002 million at December 31, 2002. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $54.522 million, or 17.2%, to $370.732 million at September 30, 2003 compared to $316.210 million at December 31, 2002. There were increases in all categories of investment securities as investments in securities available-for-sale increased $21.657 million, or 9.0%, investments in securities held-to-maturity increased $32.427 million, or 47.3%, and non-marketable equity securities increased $438,000, or 6.2%, at September 30, 2003 compared to December 31, 2002. Investments fluctuate with loan demand, deposit volume and other investment opportunities.

Loans, net of allowance for loan losses, decreased $18.303 million, or 2.8%, to $645.839 million at September 30, 2003 from $664.142 million at December 31, 2002. Decreases in installment and consumer loans, and in real estate loans, were partially offset by an increase in commercial, financial and agricultural loans. Installment and consumer loans decreased $17.637 million, or 18.5%, due to alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies. Real estate loans decreased $9.448 million, or 2.7%. The decrease in real estate loans included a decrease of $26.766 million in residential real estate caused by long-term fixed rate loans being refinanced and subsequently sold on the secondary market, offset somewhat by an increase of $17.318 million in commercial real estate. Commercial, financial and agricultural loans increased $9.216 million, or 3.9%. The increases in both commercial real estate and commercial, financial and agricultural loans were due to an increase in loan demand in these areas.

Mortgage loans held for sale decreased $1.085 million, or 36.5%, to $1.887 million at September 30, 2003 compared to $2.972 million at December 31, 2002. This decrease was reflective of a decrease in demand at the end of September 2003 compared to December 2002.

Premises and equipment decreased $755,000, or 4.1%, to $17.594 million at September 30, 2003 from $18.349 million at December 31, 2002. The decrease included depreciation expense of $1.826 million offset somewhat by purchases of $1.071 million.

Other assets increased $6.202 million, or 56.4%, to $17.196 million at September 30, 2003 from $10.994 million at December 31, 2002. The increase included an investment in a low-income housing property development and a lower deferred tax asset due to the decrease in market value on securities available for sale.

Total liabilities increased $49.926 million, or 5.1%, to $1.038 billion at September 30, 2003 from $988.258 million at December 31, 2002. Increases in other liabilities, federal funds purchased, repurchase agreements and notes payable, and Federal Home Loan Bank advances and other borrowings were partially offset by decreases in total deposits and accrued interest payable.

Total deposits decreased $6.729 million, or 0.8%, to $861.857 million at September 30, 2003 from $868.586 million at December 31, 2002. The decrease in deposits included a decrease of $12.156 million, or 7.4%, in non-interest bearing deposits offset somewhat by an increase of $5.427 million, or 0.8%, in interest bearing deposits.

Federal funds purchased, repurchase agreements and notes payable increased $22.059 million, or 27.4%, to $102.710 million at September 30, 2003 compared to $80.651 million at December 31, 2002. Included in this change was an increase of $22.321 million in repurchase agreements offset by decreases of $200,000 in federal funds purchased and $62,000 in notes payable.

Federal Home Loan Bank advances and other borrowings increased $2.193 million, or 7.9%, to $29.999 million at September 30, 2003 compared to $27.806 million at December 31, 2002. The increase was due to borrowing to finance the investment in a low-income housing development offset partially by payments on FHLB advances.

Other liabilities increased $33.050 million, or 368.7%, to $42.013 million at September 30, 2003 compared to $8.963 million at December 31, 2002 primarily due to the accrual of $32.385 million related to the purchase of stock pursuant to the tender offer.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for September 30, 2003 and December 31, 2002:

                       Carrying Value of Securities
                              (in thousands)


                                                     September 30,  December 31,
                                                         2003           2002
                                                     ---------------------------
Available-for-sale:
  U.S. Treasury ..................................     $  2,009       $  3,066
  Federal agencies ...............................      213,730        185,469
  Mortgage-backed securities .....................       26,114         30,884
  State and municipal ............................       15,678         16,168
  Corporate and other obligations ................           --          1,008
  Marketable equity securities ...................        4,742          4,021
                                                       -----------------------
        Total available-for-sale .................     $262,273       $240,616
                                                       =======================
Held-to-maturity:
  Federal agencies ...............................     $  7,415       $  1,750
  Mortgage-backed securities .....................       53,313         23,595
  State and municipal ............................       40,262         43,218
                                                       -----------------------
        Total held-to-maturity ...................     $100,990       $ 68,563
                                                       =======================
Non-marketable equity securities:
  FHLB and FRB stock1 ............................     $  4,190       $  3,963
  Other equity investments .......................        3,279          3,068
                                                       -----------------------
        Total ....................................     $  7,469       $  7,031
                                                       =======================
        Total investment securities ..............     $370,732       $316,210
                                                       =======================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at September 30, 2003. All securities are shown at their contractual maturity.

                                                  Maturities and Weighted Average Yields of Debt Securities
                                                                       (dollars in thousands)
                                    ----------------------------------------------------------------------------------------
                                                                         September 30, 2003
                                    ----------------------------------------------------------------------------------------
                                    1 year            1 to 5           5 to 10          Over 10
                                    Or Less           Years             Years            Years              Total
                                    Amount    Rate    Amount    Rate    Amount   Rate    Amount    Rate     Amount     Rate
                                    ----------------------------------------------------------------------------------------
Securities available-for-sale
  U.S. Treasury .................   $ 2,009  3.03%   $     --     --   $    --      --   $    --      --   $  2,009    3.03%
  Federal agencies ..............   $65,243  3.62%   $145,563   3.44%  $ 2,924   3.45%   $    --      --   $213,730    3.50%
  Mortgage-backed
    securities1 .................   $ 4,988  4.34%   $ 19,263   4.39%  $    95   6.23%   $ 1,768   8.11%   $ 26,114    4.64%
  State and municipal ...........   $ 1,403  3.74%   $  8,223   4.72%  $ 4,743   5.02%   $ 1,309   5.10%   $ 15,678    4.75%
  Marketable equity
    securities2 .................   $    --     --   $     --      --  $    --      --   $    --      --   $  4,742       --
                                    ----------------------------------------------------------------------------------------
        Total ...................   $73,643          $173,049          $ 7,762           $ 3,077           $262,273
                                    ----------------------------------------------------------------------------------------
Average Yield ...................            3.66%              3.61%            4.44%             6.83%               3.68%
                                    ========================================================================================

Securities held-to-maturity
  Federal agencies ..............   $    --     --   $  2,490   2.68%  $  4,925  4.53%   $     --     --    $  7,415   3.91%
  Mortgage-backed
    securities1 .................   $40,143  -1.13%  $ 11,026   3.62%  $    105  0.00%   $  2,039   5.26%   $ 53,313   0.10%
  State and municipal ...........   $11,242   3.61%  $ 25,704   3.98%  $  3,146  4.57%   $    170   5.25%   $ 40,262   3.93%
                                    ----------------------------------------------------------------------------------------
        Total ...................   $51,385          $ 39,220          $  8,176          $  2,209           $100,990
                                    ========================================================================================
Average Yield ...................            -0.09%             3.79%            4.49%              5.26%              1.90%
                                    ========================================================================================
Non-marketable equity securities2
  FHLB and FRB stock ............   $    --     --   $     --      --  $     --    --    $     --      --   $  4,190      --
  Other equity investments ......   $    --     --   $     --      --  $     --    --    $     --      --   $  3,279      --
                                    ----------------------------------------------------------------------------------------
        Total ...................   $    --     --   $     --      - - $     --    --    $     --           $  7,469      --
                                    ========================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following table presents the amounts and percentages of loans at September 30, 2003 and December 31, 2002 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                         ---------------------------------------
                                            September 30,        December 31,
                                                2003                2002
                                         ---------------------------------------
                                          Amount  Percentage  Amount  Percentage
                                         ---------------------------------------

Commercial, financial and agricultural   $243,261   37.11%   $234,045   34.75%
Real estate ..........................    334,379   51.01%    343,827   51.06%
Installment and consumer1 ............     77,892   11.88%     95,529   14.19%
                                         ---------------------------------------
Total loans ..........................   $655,532  100.00%   $673,401  100.00%
                                         =======================================
1  Net of unearned discount

The balance of loans outstanding as of September 30, 2003 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)

                                                     September 30, 2003
                                         --------------------------------------------
                                          1 Year      1 to 5      Over 5
                                          Or Less      Years      Years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $143,541    $ 75,594    $ 24,126    $243,261
Real estate ..........................     64,389     156,130     113,860     334,379
Installment and consumer1 ............     28,480      41,174       8,238      77,892
                                         --------------------------------------------
        Total ........................   $236,410    $272,898    $146,224    $655,532
                                         ============================================
Percentage of total loans outstanding      36.06%      41.63%      22.31%     100.00%
                                         ============================================

1  Net of unearned discount

Capital

Total shareholders' equity decreased $25.181 million from December 31, 2002 to September 30, 2003. Treasury stock transactions were $30.694 million, primarily due to completion of the tender offer, offset partially by the exercise of employee stock options. Stock options exercised prior to the completion of the tender offering were fulfilled using existing treasury stock. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)

Shareholders' equity, December 31, 2002 .....................         $ 134,470
Net income ..................................................            12,695
Treasury stock transactions, net ............................           (30,694)
Stock appreciation rights ...................................               (69)
Cash dividends declared .....................................            (5,568)
Other comprehensive income ..................................            (1,545)
                                                                      ---------
Shareholders' equity, September 30, 2003 ....................         $ 109,289
                                                                      =========

On September 16, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share of the Company's common stock. The dividend of $1.896 million was paid on October 24, 2003 to holders of record on October 14, 2003. On August 11, 2003, the Company commenced a tender offer to acquire up to 1,400,000 of its shares of common stock at a price of $30.00 per share. The tender offer was completed on September 30, 2003 with 1,074,140 shares, representing 10.2% of the total shares outstanding, repurchased at a cost, including expenses, of $32.395 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of September 30, 2003, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk weighted-assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                           To Be Well
                                                        For Capital    Capitalized Under
                                                          Adequacy     Prompt Corrective
                                         Actual           Purposes:    Action Provisions:
                                     ----------------------------------------------------
                                     Amount    Ratio   Amount   Ratio   Amount     Ratio
                                     ---------------------------------------------------
As of September 30, 2003:
  Total capital
    (to risk-weighted assets)
    Consolidated .................   $115,833  14.6%   $63,398   8.0%       N/A
    BankIllinois .................   $ 60,304  12.4%   $38,920   8.0%   $48,650    10.0%
    First National Bank of Decatur   $ 35,349  12.2%   $23,172   8.0%   $28,965    10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .................   $106,140  13.4%   $31,699   4.0%       N/A
    BankIllinois .................   $ 54,328  11.2%   $19,460   4.0%   $29,190     6.0%
    First National Bank of Decatur   $ 31,726  11.0%   $11,586   4.0%   $17,379     6.0%
  Tier I capital
    (to average assets)
    Consolidated .................   $106,140   9.4%   $45,334   4.0%       N/A
    BankIllinois .................   $ 54,328   7.9%   $27,629   4.0%   $34,536     5.0%
    First National Bank of Decatur   $ 31,726   7.4%   $17,219   4.0%   $21,523     5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2003:

                                                 Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                         (dollars in thousands)
                                             ------------------------------------------------------------------------------
                                                1-30         31-90         91-180        181-365      Over
                                                Days          Days          Days           Days      1 year        Total
                                             ------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   38,806    $       --    $       --    $       --   $       --   $   38,806
  Debt and equity securities 1 ...........       18,714        33,402        23,280        62,275      233,061      370,732
  Loans 2 ................................      239,572        28,333        32,827        63,872      292,815      657,419
                                             ------------------------------------------------------------------------------
        Total earning assets .............   $  297,092    $   61,735    $   56,107    $  126,147   $  525,876   $1,066,957
                                             ------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   40,695    $    1,502    $    2,253    $    4,511   $  171,452   $  220,413
  Money market savings
    deposits .............................      159,954            --            --            --           --      159,954
  Time deposits ..........................       27,277        58,157        67,097        67,618      109,594      329,743
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       99,905            24         1,034         1,262          485      102,710
  FHLB advances and
    other borrowings .....................        7,268        10,000           115            --       12,616       29,999
                                             ------------------------------------------------------------------------------
        Total interest bearing liabilities   $  335,099    $   69,683    $   70,499    $   73,391   $  294,147   $  842,819
                                             ------------------------------------------------------------------------------
Net asset (liability) funding gap ........      (38,007)       (7,948)      (14,392)       52,756      231,729      224,138
                                             ------------------------------------------------------------------------------

Repricing gap ............................         0.89          0.89          0.80          1.72         1.79         1.27
Cumulative repricing gap .................         0.89          0.89          0.87          0.99         1.27         1.27
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

                               1-30 Days   31-90 Days   91-180 Days   181-365 Days   Over 1 Year
                               -----------------------------------------------------------------
Savings and interest-bearing
  demand deposits ............    0.45%       0.85%         1.25%         2.45%         95.00%

At September 30, 2003, the Company was liability-sensitive due to the levels of savings and interest bearing demand deposits, short-term time deposits, and short-term borrowings. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $380,000 in the 1-30 days category and $460,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of September 30, 2003, the Company's RSA/RSL was 0.99 which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks which permit the Company to borrow federal funds on an unsecured basis. The Company has a $10 million unsecured line of credit with a correspondent bank. Additionally, the Company can borrow approximately $51.570 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at September 30, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                   Basis Point Change
                                           -------------------------------------
                                           +200      +100      -100       -200
September 30, 2003 ....................    10.9%     5.5%     (5.5%)     (10.9%)
December 31, 2002 .....................     7.6%     3.8%     (3.9%)      (7.8%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first nine months of 2003. A review of consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $15.970 million from December 31, 2002 to September 30, 2003. This decrease came from cash used in investing activities offset somewhat by cash provided by financing and operating activities.

There were differences in the sources and uses of cash during the first nine months of 2003 compared to the first nine months of 2002. Cash was used in investing activities during 2003 compared to cash provided by investing activities during 2002. During the first nine months of 2003, net cash used in investing activities involving the Company's investment portfolio was $58.433 million compared to cash provided during the first nine months of 2002 of $16.015 million. During the first nine months of 2003, the Company's investment portfolio grew versus the first nine months of 2002 when the Company's investment portfolio was reduced. The size of the Company's investment portfolio varies in response to volume of loans and deposits as well as investment opportunities. Somewhat offsetting this difference was cash provided by loans during the first nine months of 2003 due to a decrease in loans, compared to cash used by loans during the same period of 2002 when loans increased slightly. Somewhat offsetting this change was cash provided by financing activities during the first nine months of 2003 compared to cash used during the first nine months of 2002. This was mainly due to changes in federal funds purchased, repurchase agreements and notes payable, net MSTI stock transactions, deposits and FHLB advances and other borrowings. Cash was provided by an increase in federal funds purchased, repurchase agreements and notes payable during the first nine months of 2003 compared to cash used during the same period in 2002, mainly due to a change in volume of repurchase agreements. Cash was provided from net MSTI stock transactions during the first nine months of 2003 compared to cash used during the same period of 2002 due to completion of the tender offer during the second quarter of 2002. There was a larger decrease in deposits during the first nine months of 2002 compared to the same period of 2003. The decrease in 2002 included the maturity of a large short-term time deposit. Also, cash was provided by an increase in FHLB advances and other borrowings during the first nine months of 2003 compared to cash used because of a decrease during the first nine months of 2002. Less cash was provided by operating activities during the first nine months of 2003 compared to the same period of 2002 due, in part, to an increase in other assets.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, residential real estate and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.693 million at September 30, 2003 compared to $9.259 million at December 31, 2002, as net charge-offs were $556,000 and provisions totaled $990,000 during the first nine months of 2003. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.47% at September 30, 2003, compared to 1.37% at December 31, 2002. Gross loans, including loans held-for-sale, decreased 2.8% to $657.419 million at September 30, 2003 from $676.373 million at December 31, 2002.

The allowance for loan losses as a percentage of nonperforming loans was 383.1% at September 30, 2003 compared to 416.9% at December 31, 2002. Nonperforming loans increased from $2.221 million at December 31, 2002 to $2.530 million at September 30, 2003. The $309,000 increase in nonperforming loans during the first nine months of 2003 resulted from a $461,000 increase in loans past due 90 days or more, offset somewhat by a $152,000 decrease in nonaccrual loans. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

While the economy has shown recent strength, we are still concerned about the weakness in the labor market. Many economists believe that the sustainability of the current economic expansion is dependent upon a resurgence in new job creation. Any improvement in our levels of problem assets, delinquencies and losses on loans is similarly dependent upon a recovery in employment levels to materialize. Due to increases in several leading economic indicators (including the stock market, temporary worker hiring and ISM survey data), we are cautiously optimistic that the employment picture will brighten. However, it is still too early to consider robust jobs growth a certainty.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)


                                                    September 30,  September 30,
                                                         2003          2002
                                                    ----------------------------

Allowance for loan losses at beginning of year ...     $ 9,259       $ 9,259
                                                       ---------------------
Charge-offs during period:
  Commercial, financial and agricultural .........     $  (138)      $   (96)
  Residential real estate ........................          (9)          (32)
  Installment and consumer .......................        (799)         (969)
                                                       ---------------------
        Total ....................................     $  (946)      $(1,097)
                                                       ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural .........     $   209       $   187
  Residential real estate ........................          46            28
  Installment and consumer .......................         135           123
                                                       ---------------------
        Total ....................................     $   390       $   338
                                                       ---------------------
        Net (charge-offs) recoveries .............     $  (556)      $  (759)
Provision for loan losses ........................         990           990
                                                       ---------------------
Allowance for loan losses at end of quarter ......     $ 9,693       $ 9,490
                                                       =====================
Ratio of net (charge-offs) recoveries to
  average net loans ..............................     (0.09)%       (0.11)%
                                                       =====================

The following table shows the allocation of the allowance for loan losses allocated to each category.

              Allocation of the Allowance for Loan Losses
                             (in thousands)


                                                    September 30,  December 31,
                                                         2003         2002
                                                    ---------------------------
Allocated:
  Commercial, financial and agricultural ........       $6,153       $5,732
  Residential real estate .......................          180          345
  Installment and consumer ......................        2,460        1,763
                                                        -------------------
        Total allocated allowance ...............       $8,793       $7,840
Unallocated allowances ..........................          900        1,419
                                                        -------------------
Total ...........................................       $9,693       $9,259
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

       Nonaccrual, Past Due and Restructured Loans (dollars in thousands)

                                                    September 30,   December 31,
                                                        2003           2002
                                                    ----------------------------

Nonaccrual loans1 ............................         $1,240         $1,392
                                                       =====================
Loans past due 90 days or more .... ..........         $1,290         $  829
                                                       =====================
Restructured loans2 ..........................         $   18         $   20
                                                      =====================

1 Includes $500,000 at September 30, 2003 and $628,000 at December 31, 2002 of real estate and consumer loans which management does not considered impaired as defined by the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114).

2 Restructured loans of $18,000 at September 30, 2003 and $20,000 at December 31, 2002 are not considered nonperforming.

                Other Nonperforming Assets (dollars in thousands)

                                       September 30, 2003      December 31, 2002
                                       -----------------------------------------

Other real estate owned ...........          $    50                 $   58
                                             ==============================
Nonperforming other assets ........          $   344                 $   94
                                             ===============================

                              Results of Operations

Results of Operations For the Nine Months Ended September 30, 2003

Net income for the first nine months of 2003 was $12.695 million, a $237,000, or 1.8%, decrease from $12.932 million for the same period in 2002. Basic earnings per share increased $0.02, or 1.7%, to $1.21 per share in the first nine months of 2003 from $1.19 per share in the same period in 2002. Diluted earnings per share increased $0.02, or 1.7%, to $1.20 per share in the first nine months of 2003 from $1.18 per share in the first nine months of 2002. The increase in basic and diluted earnings per share was mainly due to a decrease in weighted average shares outstanding after the completion of the tender offer for 6.3% of the Company's outstanding common stock near the end of the second quarter of 2002. This was offset somewhat by other treasury stock transactions.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                               Nine Months Ended September 30,
                                           ----------------------------------------------------------------------
                                                            2003                              2002
                                           ----------------------------------------------------------------------
                                            Average                             Average
                                            Balance       Interest     Rate     Balance      Interest     Rate
                                           ----------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  300,672    $    8,647    3.85%   $  264,543   $    9,632    4.87%
Tax-exempt investment securities1 (TE) .       55,916         2,649    6.33%       55,083        2,743    6.66%
Federal funds sold and interest bearing
  deposits2 ............................       39,493           363    1.23%       20,794          302    1.94%
Loans3,4 (TE) ..........................      643,594        31,562    6.56%      676,320       36,396    7.20%
                                           --------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,039,675    $   43,221    5.56%   $1,016,740   $   49,073    6.45%
                                           --------------------------------------------------------------------
Cash and due from banks ................   $   46,310                          $   46,970
Premises and equipment .................       17,940                              19,022
Other assets ...........................       18,794                              18,599
                                           --------------------------------------------------------------------
        Total assets ...................   $1,122,719                          $1,101,331
                                           ====================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   85,187    $      468    0.73%   $   93,182   $      788    1.13%
Savings ................................      279,874         1,964    0.94%      257,588        2,827    1.47%
Time deposits ..........................      338,320         8,405    3.32%      349,112       10,788    4.13%
Federal funds purchased, repurchase
  agreements, and notes payable ........       92,426           817    1.18%       68,859          919    1.78%
FHLB advances and other borrowings .....       27,987         1,156    5.52%       34,555        1,444    5.59%
                                           --------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  823,794    $   12,810    2.08%   $  803,296   $   16,766    2.79%
                                           --------------------------------------------------------------------
Noninterest bearing demand deposits ....   $   87,994                          $   96,384
Noninterest bearing savings deposits ...       63,036                              53,948
Other liabilities ......................        9,899                              10,778
                                           --------------------------------------------------------------------
        Total liabilities ..............   $  984,723                          $  964,406
Shareholders' equity ...................      137,996                             136,925
                                           --------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,122,719                          $1,101,331
                                           ====================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.48%                              3.66%
                                           ====================================================================
Net interest income (TE) ...............                 $   30,411                         $   32,307
                                           ====================================================================
Net yield on interest
  earnings assets (TE) .................                               3.91%                              4.25%
                                           ====================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Table:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits include approximately $47,000 and $49,000 in 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $1.368 million and $742,000 in 2003 and 2002, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% at September 30, 2003 and 2002. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                                                 Analysis of Volume and Rate Changes
                                                           (in thousands)
                                                 ------------------------------------
                                                 Nine Months Ended September 30, 2003
                                                 ------------------------------------
                                                    Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to     Due to
                                                       Year     Volume      Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (985)   $ 1,744    $(2,729)
  Tax-exempt investment securities (TE) ..........       (94)        62       (156)
  Federal funds sold and interest bearing deposits        61        254       (193)
  Loans (TE) .....................................    (4,834)    (1,705)    (3,129)
                                                     -----------------------------
        Total interest income (TE) ...............   $(5,852)   $   355    $(6,207)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $(1,183)   $   231    $(1,414)
  Time deposits ..................................    (2,383)      (325)    (2,058)
  Federal funds purchased,
    repurchase agreements and notes payable ......      (102)       367       (469)
  FHLB advances and other borrowings .............      (288)      (272)       (16)
                                                     -----------------------------
        Total interest expense ...................   $(3,956)   $     1    $(3,957)
                                                     -----------------------------
Net Interest Income (TE) .........................   $(1,896)   $   354    $(2,250)
                                                     =============================

Net interest income on a tax equivalent basis was $1.896 million, or 5.9%, lower for the first nine months of 2003 compared to the same period in 2002. Total tax-equivalent interest income was $5.852 million, or 11.9%, lower in 2003 compared to 2002, and interest expense decreased $3.956 million, or 23.6%. The decrease in tax-equivalent interest income was due to lower rates, offset slightly by an increase in average balances. The decrease in interest expense was due to lower rates.

The decrease in total tax-equivalent interest income was due to a decrease in interest income from loans, taxable investment securities and tax-exempt investment securities, offset slightly by an increase in interest income from federal funds sold and interest bearing deposits. The decrease in interest income from loans was due to lower rates and lower average balances. The decrease in interest income from taxable investment securities and tax-exempt investment securities was due to lower rates, offset somewhat by an increase in average balances. The slight increase in interest income from federal funds sold and interest bearing deposits was due to higher average balances offset somewhat by lower interest rates.

The decrease in total interest expense was due to decreases in interest expense from all categories of interest bearing liabilities. Interest expense on interest bearing demand and savings deposits decreased primarily due to lower rates, offset slightly by an increase in average volume. Interest expense on time deposits and FHLB advances and other borrowings decreased due to lower rates and lower average balances. Interest expense on federal funds purchased, repurchase agreements and notes payable decreased due to lower rates, offset somewhat by an increase in average balances.

The provision for loan losses recorded was $990,000 during the first nine months of both 2003 and 2002. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

Total non-interest income increased $1.033 million, or 7.3%, during the first nine months of 2003 compared to the first nine months of 2002. Included in this increase was an increase of $1.441 million, or 186.4%, in gains on sales of mortgage loans held-for-sale during the first nine months of 2003 compared to the same period in 2002. This increase reflected a $108.380 million, or 135.7%, increase in funded mortgage loans held-for-sale during the first nine months of 2003 compared to the first nine months of 2002. This increase was reflective of lower mortgage interest rates during the first nine months of 2003 compared to the same period in 2002. While mortgage rates remain at historically low levels, this level of mortgage sales gains may not continue throughout the rest of the year. Other non-interest income increased $363,000, or 29.9%, in the first nine months of 2003 compared to the first nine months of 2002. During the first nine months of 2002, other non-interest income included a write-down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds. Service charges on deposit accounts increased $144,000, or 8.2%, during the first nine months of 2003 compared to the same period in 2002. Somewhat offsetting these increases was a decrease in trust and brokerage fees of $395,000, or 8.5%, in the first nine months of 2003 compared to the first nine months of 2002. This decrease was due, in part, to lower market values of assets upon which fees were charged during the first nine months of 2003 compared to the same period in 2002. Income from securities transactions decreased $277,000, or 121.5%, in the first nine months of 2003 compared to the same period in 2002. This decrease included recognition of loss on a non-marketable equity security, offset somewhat by a gain on the sale of one available-for-sale government agency security. Remittance processing income decreased $243,000, or 4.4%, in the first nine months of 2003 compared to the same period in 2002. This was due to a reduction of volume at the Company's remittance processing subsidiary, FirsTech, associated with a gradual volume reduction in electronic payments processed for a large telecommunications company since 2002 as a result of their conversion to an internal processing platform. This was offset somewhat by additional revenue produced by the conversion of new clients to FirsTech's agent payment processing platform and the renegotiation of some existing contracts.

Total non-interest expense decreased $814,000, or 3.2%, during the first nine months of 2003 compared to the same period of 2002. Of this decrease, salaries and employee benefits decreased $514,000, or 3.6%, during the first nine months of 2003 compared to the first nine months of 2002. Contributing to salaries and employee benefits in the first nine months of 2002 was $529,000 in salaries and benefits related to organizational restructuring that resulted in termination of employment contracts. Equipment expense decreased $282,000, or 13.6%, during the first nine months of 2003 compared to the same period in 2002. Equipment expense decreased largely due to efficiencies gained from restructuring and the merger of BankIllinois and First Trust Bank of Shelbyville in June 2002. Data processing expense decreased $169,000, or 9.8%, in the first nine months of 2003 compared to the first nine months of 2002. Contributing to data processing expense in the first nine months of 2002 were conversion to a new system and software upgrade at the Company's remittance processing subsidiary FirsTech, and costs to merge First Trust Bank of Shelbyville and BankIllinois computer records. Service charges from correspondent banks decreased $11,000, or 1.6%, in the first nine months of 2003 compared to the same period in 2002. Somewhat offsetting these decreases were increases of $88,000, or 5.0%, in occupancy expense, $71,000, or 2.0%, in other non-interest expense and $3,000, or 0.3%, in office supplies expense in the first nine months of 2003 compared to the same period in 2002.

Income tax expense increased $222,000, or 3.5%, during the first nine months of 2003 compared to the first nine months of 2002. The effective tax rate increased to 34.0% during the first nine months of 2003 from 32.8% during the first nine months of 2002.

Results of Operations For the Three Months Ended September 30, 2003

Net income for the third quarter of 2003 was $4.265 million, a $214,000, or 4.8%, decrease from $4.479 million for the same period in 2002. Basic earnings per share decreased $0.02, or 4.7%, to $0.41 per share in the third quarter of 2003 compared to $0.43 per share in the third quarter of 2002. Diluted earnings per share decreased $0.02, or 4.8%, to $0.40 per share in the third quarter of 2003 compared to $0.42 per share in the third quarter of 2002.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                  Consolidated Average Balance Sheet and Interest Rates
                                                                    (dollars in thousands)
                                           -------------------------------------------------------------------------
                                                                 Three Months Ended September 30,
                                           -------------------------------------------------------------------------
                                                            2003                                  2002
                                           -------------------------------------------------------------------------
                                             Average                               Average
                                             Balance      Interest        Rate     Balance      Interest       Rate
                                           -------------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  319,930    $    2,875       3.57%   $  257,827   $    3,177      4.89%
Tax-exempt investment securities1 (TE) .       53,826           855       6.30%       54,891          906      6.55%
Federal funds sold and interest bearing
  deposits2 ............................       39,129           109       1.11%       22,088          106      1.90%
Loans3,4 (TE) ..........................      640,184        10,149       6.29%      675,502       12,006      7.05%
                                           -------------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,053,069    $   13,988       5.27%   $1,010,308   $   16,195      6.36%
                                           -------------------------------------------------------------------------

Cash and due from banks ................   $   45,852                             $   45,600
Premises and equipment .................       17,718                                 18,930
Other assets ...........................       21,250                                 18,279
                                           -------------------------------------------------------------------------
        Total assets ...................   $1,137,889                             $1,093,117
                                           =========================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   88,121    $      142       0.64%   $   77,190   $      205      1.05%
Savings ................................      282,914           597       0.84%      270,914          952      1.39%
Time deposits ..........................      337,854         2,607       3.06%      362,314        3,521      3.86%
Federal funds purchased, repurchase
  agreements, and notes payable ........       98,040           270       1.09%       63,319          270      1.69%
FHLB advances and other borrowings .....       28,411           392       5.47%       32,215          451      5.55%
                                           -------------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  835,340    $    4,008       1.90%   $  805,952   $    5,399      2.66%
                                           -------------------------------------------------------------------------

Noninterest bearing demand deposits ....   $   91,292                             $   81,186
Noninterest bearing savings deposits ...       61,556                                 64,642
Other liabilities ......................        9,975                                 10,900
                                           -------------------------------------------------------------------------
        Total liabilities ..............   $  998,163                             $  962,680
        Shareholders' equity ...........      139,726                                130,437
                                           -------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,137,889                             $1,093,117
                                           =========================================================================

Interest spread (average rate earned
  minus average rate paid) (TE) ........                                  3.37%                                3.70%
                                           =========================================================================
Net interest income (TE) ...............                 $    9,980                            $   10,796
                                           =========================================================================
Net yield on interest
  earnings assets (TE) .................                                  3.76%                                4.24%
                                           =========================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits include approximately $17,000 and $16,000 in 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses. Nonaccrual loans are included in the total.

4 Loan fees of approximately $437,000 and $250,000 in 2003 and 2002, respectively, are included in total loan income.

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

                                                  Analysis of Volume and Rate Changes
                                                            (in thousands)
                                                  -----------------------------------
                                                          Three Months Ended
                                                          September 30, 2003
                                                    -------------------------------
                                                     Increase
                                                    (Decrease)
                                                       From
                                                     Previous   Due to     Due to
                                                       Year     Volume      Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (302)   $ 3,071    $(3,373)
  Tax-exempt investment securities (TE) ..........       (51)       (17)       (34)
  Federal funds sold and interest bearing deposits         3        230       (227)
  Loans (TE) .....................................    (1,857)      (606)    (1,251)
                                                     -----------------------------
        Total interest income (TE) ...............   $(2,207)   $ 2,678    $(4,885)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $  (418)   $   460    $  (878)
  Time deposits ..................................      (914)      (226)      (688)
  Federal funds purchased,
  repurchase agreements and notes payable ........      --          461       (461)
  FHLB advances and other borrowings .............       (59)       (53)        (6)
                                                     -----------------------------
        Total interest expense ...................   $(1,391)   $   642    $(2,033)
                                                     -----------------------------
Net Interest Income (TE) .........................   $  (816)   $ 2,036    $(2,852)
                                                     =============================

Net interest income on a tax equivalent basis was $816,000, or 7.6%, lower for the third quarter of 2003 compared to the third quarter of 2002. Total tax-equivalent interest income was $2.207 million, or 13.6%, lower in 2003 compared to 2002, and interest expense decreased $1.391 million, or 25.8%. The decrease in interest income and interest expense was due primarily to a decrease in rates offset somewhat by an increase in average balances.

The decrease in total interest income was due to decreases in interest income from loans and both taxable and tax-exempt investment securities. These decreases were offset slightly by an increase in interest income from federal funds sold and interest bearing deposits. The decreases in interest income from loans and tax-exempt investment securities were due to decreases in rates and average balances during the third quarter of 2003 compared to the same period in 2002. The decrease in interest income from taxable investment securities was due to a decrease in rates, offset somewhat by an increase in average balances during the third quarter of 2003 compared to the third quarter of 2002. The increase in federal funds sold and interest bearing deposits was due to an increase in average balances, offset somewhat by a decrease in rates.

The decrease in total interest expense was due to decreases in interest expense on all categories of interest bearing liabilities, with the exception of federal funds purchased, repurchase agreements and notes payable, which recorded no change in interest expense in the third quarter of 2003 compared to the same period in 2002. The decreases in interest expense on time deposits and on FHLB advances and other borrowings were due to decreases in rates and average balances during the third quarter of 2003 compared to the same period in 2002. The decrease in interest expense from interest bearing demand and savings deposits was due to a decrease in rates, offset somewhat by an increase in average balances during the third quarter of 2003 compared to the third quarter of 2002.

The provision for loan losses recorded was $330,000 during both the third quarter of 2003 and 2002. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

Total non-interest income increased $782,000, or 16.9%, during the third quarter of 2003 compared to the third quarter of 2002. Included in this increase was an increase of $594,000, or 157.1%, in gains on sales of mortgage loans held-for-sale in the third quarter of 2003 compared to the same period in 2002. This increase reflected a $38.307 million, or 111.2%, increase in funded mortgage loans held-for-sale in the third quarter of 2003 compared to the same period in 2002. This increase was reflective of lower mortgage interest rates during the third quarter of 2003 compared to the same period in 2002. While mortgage rates remain at historically low levels, this level of mortgage sales gains may not continue throughout the rest of the year. Other non-interest income increased $341,000, or 172.2%, in the third quarter of 2003 compared to the third quarter of 2002. In the third quarter of 2002, other non-interest income included a write down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds. Service charges on deposit accounts increased $54,000, or 8.8%, in the third quarter of 2003 compared to the third quarter of 2002. Income from remittance processing increased $45,000, or 2.5%, in the third quarter of 2003 compared to the same quarter in 2002. This was due to a combination of the conversion of new clients to FirsTech's agent payment processing platform and the renegotiation of some existing contracts that produced additional revenue. Securities transactions generated a net loss of $6,000 during the third quarter of 2003 compared to a net loss of $62,000 in the third quarter of 2002. Somewhat offsetting these increases was a decrease in trust and brokerage fees of $308,000, or 17.7%, in the third quarter of 2003 compared to the same quarter in 2002. This was due, in part, to lower market values of assets upon which fees were charged during the third quarter of 2003 compared to the same period in 2002.

Total non-interest expense increased $159,000, or 2.0%, during the third quarter of 2003 compared to the same period in 2002. Of this increase, other non-interest expense increased $127,000, or 10.7%, in the third quarter of 2003 compared to the third quarter of 2002. Of this increase, $45,000 was attributable to marketing and charitable contributions. Expenses in this category vary based on the timing of advertising and promotions. Salaries and employee benefits increased $94,000, or 2.1%, in the third quarter of 2003 compared to the third quarter of 2002 primarily due to the increase in volume of mortgage loans held for sale during the third quarter of 2003 compared to the same period in 2002. Also contributing to the overall increase in non-interest expense in the third quarter of 2003 compared to the same period in 2002 were increases of $43,000, or 7.2%, in occupancy expense, $11,000, or 2.2% in data processing expense, $9,000 or 2.8%, in office supplies expense and $7,000, or 3.1%, in service charges from correspondent banks. Somewhat offsetting these increases was a decrease of equipment expense of $132,000, or 18.7%, in the third quarter of 2003 compared to the third quarter of 2002. Equipment expense decreased largely due to efficiencies gained from restructuring, and the merger of BankIllinois and First Trust Bank of Shelbyville in June of 2002.

Income tax expense increased $43,000, or 1.9%, during the third quarter of 2003 compared to the third quarter of 2002. The effective tax rate increased to 34.6% during the third quarter of 2003 from 33.0% during the same period in 2002.

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

                                  Banking     Remittance
                                  Services     Services     Company     Eliminations     Total
-------------------------------------------------------------------------------------------------
September 30, 2003
 Total interest income .......   $   42,063   $       43   $      257    $      (83)   $   42,280
 Total interest expense ......       12,888           --            5           (83)       12,810
 Provision for loan losses ...          990           --           --            --           990
 Total non-interest income ...       10,115        5,372        3,495        (3,792)       15,190
 Total non-interest expense ..       20,105        3,680        4,442        (3,792)       24,435
 Income before income tax ....       18,195        1,735         (695)           --        19,235
 Income tax expense ..........        6,118          698         (276)           --         6,540
 Net income ..................       12,077        1,037         (419)           --        12,695
 Total assets ................    1,130,724        3,359      148,339      (134,949)    1,147,473
 Depreciation and amortization        1,159          304          363            --         1,826

September 30, 2002
 Total interest income .......   $   47,963   $       69     $    185    $     (119)   $   48,098
 Total interest expense ......       16,869           --           16          (119)       16,766
 Provision for loan losses ...          990           --           --            --           990
 Total non-interest income ...        9,070        5,646          (76)         (483)       14,157
 Total non-interest expense ..       20,662        3,853        1,217          (483)       25,249
 Income before income tax ....       18,512        1,862       (1,124)           --        19,250
 Income tax expense ..........        6,021          744         (447)           --         6,318
 Net income ..................       12,491        1,118         (677)           --        12,932
 Total assets ................    1,083,664        6,451      134,817      (129,343)    1,095,589
 Depreciation and amortization        1,584          383           22            --         1,989

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

b.   Reports

     On October 27, 2003,  the Company  filed a report on Form 8-K,  pursuant to
     Item 12 regarding the issuance of a letter to shareholders and a press release announcing its earnings for the quarter ended September 30, 2003, and pursuant to Item 5 on Form 8-K regarding the announcement of the reinstatement of the Company's stock repurchase plan.

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


Date:  November 7, 2003



By:      /s/  David B. White
         ----------------------------------------
         David B. White, Executive Vice President
         and Chief Financial Officer

By:      /s/  Van A. Dukeman
         ----------------------------------------
         Van A. Dukeman, President
         and Chief Executive Officer