Form 10-K
period 2003-12-31
MAIN STREET TRUST INC
filed 2004-03-15
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                                 (217) 351-6500
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The index to exhibits is located on page 62 of 68 total sequentially numbered pages.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X - No ___

As of March 5, 2004, the Registrant had issued and outstanding 9,512,251 shares of the Registrant's Common Stock. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported price on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $209,495,280.

* Based on the last reported price ($30.00) of an actual transaction in Registrant's Common Stock on June 30, 2003, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Sock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 11, 2004.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.   Description of Business..........................................    4

          A.   General
          B.   Business of the Company and Subsidiaries
          C.   Competition
          D.   Monetary Policy and Economic Conditions
          E.   Supervision and Regulation
          F.   Employees
          G.   Internet Website

Item 2.   Properties.......................................................   12
Item 3.   Legal Proceedings................................................   12
Item 4.   Submission of Matters to a Vote of Security Holders..............   12

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Shareholder
            Matters and Issuer Purchases of Equity Securities..............   13
Item 6.   Selected Consolidated Financial Data.............................   14
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................   14
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk.......   33
Item 8.   Financial Statements and Supplementary Data......................   33
Item 9.   Changes in and Disagreements with Accountants
            On Accounting and Financial Disclosure.........................   60
Item 9a.  Controls and Procedures..........................................   60

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant..............    60
Item 11.  Executive Compensation..........................................    61
Item 12.  Security Ownership of Certain Beneficial Owners
            And Management and related shareholder matters................    61
Item 13.  Certain Relationships and Related Transactions..................    62
Item 14.  Principal Accountants Fees and Services.........................    62

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports
            On Forms 8-K..................................................    62

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

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through BankIllinois and The First National Bank of Decatur (the "Banks"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2003, the Company had consolidated total assets of $1.154 billion, shareholders' equity of $111.450 million and trust assets under administration of approximately $ 1.514 billion. Substantially all of the income of the Company is currently derived from dividends and management fees received from the subsidiaries. The amount of these dividends is directly related to the earnings of the subsidiaries and is subject to various regulatory restrictions. See "Regulation and Supervision".

Banking Segment

The Banks conduct a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings, time and individual retirement accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. The Company offers personalized financial planning services through Raymond James, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the Wealth Management division offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, farm management, 401K administration and miscellaneous consulting.

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

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2003, 2002 and 2001, FirsTech, Inc. accounted for $7.3 million (10%), $7.5 million (9%), and $7.7 million (9%), respectively, of the consolidated total revenues of the Company and accounted for $2.3 million (9%), $2.4 million (9%) and $2.1 million (9%), respectively, of the consolidated income before income tax of the Company. See Note 2 to the Consolidated Financial Statements for an analysis of segment operations.

FirsTech, Inc. provides retail lockbox processing for organizations, which provided approximately 41%, 41% and 42% of the total revenue of FirsTech, Inc. in 2003, 2002 and 2001, respectively.

FirsTech, Inc. processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2003, 2002 and 2001, the remittance collection business for these companies accounted for approximately 55%, 54% and 53%, respectively, of the total revenue of FirsTech, Inc.

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

C. Competition

The Company faces strong competition both in originating loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions and mortgage bankers making loans secured by real estate located in the Company's market area. Commercial banks and finance companies, including finance company affiliates of automobile manufacturers, provide vigorous competition in consumer lending. In addition to competition from the local market, the Company faces competition from large national organizations, such as financial organizations and insurance companies, for large commercial real estate loans. The Company competes for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Under the Gramm-Leach-Bliley Act, which was enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Although the Company has seen no significant impact from this change, it has the potential to change the competitive environment in which the Company and the Banks conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

D. Monetary Policy and Economic Conditions

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies. In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U.S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits. Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates. The Company cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank Subsidiaries, rather than shareholders.

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

Recent Regulatory Developments

National Bank Preemption. On January 7, 2004, the OCC issued two final rules that clarify the federal character of the national banking system. The first rule provides that, except where made applicable by federal law, state laws that obstruct, impair or condition national banks' ability to fully exercise their deposit-taking, lending and operational powers are not applicable to national banks. That rule further provides that the following types of state laws apply to national banks to the extent that they only incidentally affect the exercise of national banks' deposit-taking, lending and operational powers: contract, criminal, taxation, tort, zoning and laws relating to certain homestead rights, rights to collect debts, acquisitions and transfers of property and other laws as determined to apply to national banks by the OCC. The second rule affirms that, under federal law, with some exceptions, the OCC has exclusive visitorial authority (the power to inspect, examine, supervise and regulate) with respect to the content and conduct of activities authorized for national banks. These controversial rules give national banks, especially those that operate in multiple states, a significant competitive advantage over state-chartered banks and are therefore likely to be challenged by individuals and organizations that represent the interests of individual states and state-chartered banks. Both the U.S. House Committee on Financial Services and the New York Attorney General have already initiated such challenges.

FACT Act. On December 4, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act"), which contains numerous amendments to the Fair Credit Reporting Act relating to matters including identity theft and privacy. Among its other provisions, the FACT Act requires financial institutions: (i) to establish an identity theft prevention program; (ii) to enhance the accuracy and integrity of information furnished to consumer reporting agencies; and (iii) to allow customers to prevent financial institution affiliates from using, for marketing solicitation purposes, transaction and experience information about the customers received from the financial institution. The FACT Act also requires the federal banking regulators, and certain other agencies, to promulgate regulations to implement its provisions. The various provisions of the FACT Act contain different effective dates including March 31, 2004, for those provisions of the FACT Act that do not require significant changes to business procedures and December 1, 2004, for certain other provisions that will require significant business procedure changes.

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

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking...as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has elected (and the Federal Reserve has accepted the Company's election) to operate as a financial holding company.

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

Capital Requirements. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital levels fall below minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships.) Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments which do not qualify as Tier 1 capital and a portion of the company's allowance for loan losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2003, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

The Bank Subsidiaries

General. BankIllinois is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Illinois-chartered FDIC-insured bank, BankIllinois is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like BankIllinois, are not members of the Federal Reserve System
(non-member banks"). BankIllinois is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

The First National Bank of Decatur ("Decatur") is a national bank chartered by the OCC under the National Bank Act. The deposit accounts of Decatur are insured by the BIF, and Decatur is a member of the Federal Reserve System and the Federal Home Loan Bank System. Decatur is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the BIF, also has regulatory authority over Decatur.

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

During the year ended December 31, 2003, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2004, BIF assessment will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2003, the FICO assessment rate for BIF and SAIF members were approximately 0.02% of deposits.

Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the Commissioner and the OCC, respectively, to fund the operations of those agencies. The amount of the assessment paid by an Illinois bank to the Commissioner is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the Commissioner. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank's size and its supervisory condition (as determined by the corporate rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2003, BankIllinois paid supervisory assessments to the Commissioner totaling $106,000 and Decatur paid supervisory assessments to the OCC totaling $109,000.

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

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized", in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' correction powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2003: (i) none of the Bank Subsidiaries were subject to a directive from the FDIC (in the case of BankIllinois) or the OCC (in the case of Decatur) to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Bank Subsidiaries exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Bank Subsidiaries was "well-capitalized", as defined by applicable regulations.

Liability of Commonly Controlled Institutions. Under Federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default. Because the Company controls each of the Bank Subsidiaries, the Bank Subsidiaries are commonly controlled for purposes of these provisions of federal law.

Dividend Payments. The primary source of funds for the Company is dividends from the subsidiaries. Under the Illinois Banking Act, BankIllinois generally may not pay dividends in excess of their net profits. Under the National Bank Act, Decatur may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deemed prudent. Without prior OCC approval, however, Decatur may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, each of the Bank Subsidiaries exceeded its minimum capital requirements under applicable guidelines as of December 31, 2003. As of December 31, 2003, approximately $29,378,000 was available to be paid as dividends by the Bank Subsidiaries. Notwithstanding the availability of funds for dividends, however, the FDIC (in case of BankIllinois) and the OCC (in case of Decatur) may prohibit the payment of dividends if the agency determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank Subsidiaries are subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank Subsidiaries. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank Subsidiaries to their directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank Subsidiaries maintain correspondent relationships.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those few states that authorize such expansion.

State Bank Investments and Activities. BankIllinois generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulation, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of BankIllinois.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transactions accounts (primarily NOW and regular checking accounts), as follows: for transactions accounts aggregating $45.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.4 million, the reserve requirement is $1.164 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiaries are in compliance with the foregoing requirements.

F. Employees

The Company had a total of 453 employees at December 31, 2003, consisting of 347 full-time employees and 106 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and consumer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock was held by approximately 700 shareholders of record as of March 12, 2004 and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of prices per share of the Company's common stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the common stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                                                          Cash
                                               High         Low        Dividends
                                              ----------------------------------

  2002     First quarter                      $ 18.95     $ 17.85        $ 0.13
           Second quarter                       24.00       18.70          0.13
           Third quarter                        24.30       22.60          0.13
           Fourth quarter                       24.95       24.00          0.13

  2003     First quarter                      $ 25.25     $ 24.25        $ 0.15
           Second quarter                       30.00       25.00          0.15
           Third quarter                        31.00       27.75          0.20
           Fourth quarter                       35.00       29.70          0.20

During the fourth quarter of 2003, the Company declared a $0.21 per share cash dividend, which was paid on January 23, 2004. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Banks. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Banks' ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions. See "Business
- Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program, allowing the purchase of up to 500,000 shares of the Company's outstanding stock. No shares were repurchased during the fourth quarter of 2003. During that period, 23,485 shares were issued through exercise of stock options.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2003. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.

                                                                          Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                         2003          2002          2001          2000         1999
                                                                (dollars in thousands, except per share data)
                                                      ------------------------------------------------------------------
Interest income ...................................   $   55,686    $   63,363    $   73,195    $   74,271    $   67,070
Interest expense ..................................       16,723        21,717        33,598        36,599        31,713
                                                      ------------------------------------------------------------------
Net interest income ...............................       38,963        41,646        39,597        37,672        35,357
Provision for loan losses .........................        1,470         1,450         2,670           804           573
                                                      ------------------------------------------------------------------
Net interest income after provision for loan losses       37,493        40,196        36,927        36,868        34,784
Non-interest income ...............................       20,294        18,866        17,266        16,316        17,991
Non-interest expense ..............................       32,341        33,161        30,286        34,769        35,922
Income tax expense ................................        8,841         8,520         7,736         6,426         5,165
                                                      ------------------------------------------------------------------
     Net income ...................................   $   16,605    $   17,381    $   16,171    $   11,989    $   11,688
                                                      ------------------------------------------------------------------
Basic earnings per share ..........................   $     1.62    $     1.61    $     1.48    $     1.08    $     1.05
                                                      ------------------------------------------------------------------
Diluted earnings per share ........................   $     1.60    $     1.60    $     1.45    $     1.06    $     1.03
                                                      ------------------------------------------------------------------
Return on average total assets ....................         1.47%         1.58%         1.47%         1.15%         1.16%
Return on average shareholders' equity ............        12.67%        12.79%        12.32%        10.03%        10.10%
Dividend payout ratio .............................        46.91%        33.54%        30.41%        37.04%        27.62%
Cash dividends declared per common share1 .........   $     0.76    $     0.54    $     0.45    $     0.40    $     0.29
                                                      ------------------------------------------------------------------
Total assets ......................................   $1,154,174    $1,122,728    $1,151,511    $1,091,081    $1,035,746
Investment in debt and equity securities ..........      370,726       316,210       335,422       303,187       300,040
Loans held for investment, net ....................      666,259       664,142       673,061       659,849       601,594
Deposits ..........................................      898,472       868,586       884,109       839,932       795,075
Borrowings ........................................      132,978       108,457       120,102       110,636       111,198
Total shareholders' equity ........................      111,450       134,470       135,993       125,402       116,081
Total shareholders' equity to total assets ........         9.66%        11.98%        11.81%        11.49%        11.21%
Average shareholders' equity to average assets ....        11.63%        12.35%        11.91%        11.45%        11.46%

1 Prior to the merger of BankIllinois Financial Corporation and First Decatur Bancshares in March 2000, both companies paid cash dividends each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2003, 2002 and 2001 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2003 compared to December 31, 2002 and at December 31, 2002 compared to December 31, 2001. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 30 of this report.

Overview

Earnings were flat for the year ended December 31, 2003 compared to 2002, with diluted earnings per share of $1.60 in both 2003 and 2002. Interest rates continued to stay at unprecedented lows during 2003. The interest rate environment caused compression in our margins. Also affecting our margin was the lack of loan growth during 2003. However, the economy continued to improve in the fourth quarter of 2003, and loan demand, which showed growth late in the fourth quarter of 2003, should continue to increase. Loan quality was strong in 2003, with non-performing loans as a percentage of gross loans improving to 0.15%, compared to 0.33% in 2002 and 0.74% in 2001. The years ended December 31, 2002 and 2001 were years of transition for the Company involving fundamental reorganization of the consolidated organization. Despite being in this post-merger transitional period, and facing a worsening economic environment and sagging consumer confidence, the Company posted record results during 2001 and 2002. Non-recurring items during 2002 and 2001, many of which were merger related, had significant effects on the Company's reported results.

Merger and related non-recurring restructuring expenses incurred in 2002 consisted of $529,000 of termination of employment contracts, $40,000 of professional fees and $38,000 of data processing expenses, offset by $243,000 of tax benefit. The resulting effect of these items on basic and diluted earnings per share was a decrease of $0.03 for the year 2002. Merger and related non-recurring restructuring expenses incurred in 2001 consisted of $70,000 of data processing expense and $256,000 of termination of employment contracts, offset by $111,000 of tax benefits. Also during 2001, a $2.5 million reconciliation liability expense, net of tax of $1.0 million, was reversed against non-interest expense. The resulting effect of these items on basic and diluted earnings per share for 2001 was an increase of approximately $0.12 and $0.11 respectively.

During the second quarter of 2002, the Company completed a tender offer in which 711,832 of its shares of common stock were acquired for an aggregate cost of $16.556 million. Also in the second quarter of 2002, one of the Company's bank subsidiaries, First Trust Bank of Shelbyville, was merged into BankIllinois. The Company completed a second tender offer during the third quarter of 2003 in which 1,074,140 of its shares of common stock were acquired for an aggregate cost of $32.395 million.

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

Results of Operations

The Company had earnings of $16.605 million in 2003 compared to $17.381 million in 2002 and $16.171 million in 2001. The Company had a return on average assets of 1.47%, 1.58% and 1.47% in 2003, 2002 and 2001, respectively. Basic earnings per share was $1.62, $1.61 and $1.48 in 2003, 2002 and 2001, respectively. Diluted earnings per share was $1.60, $1.60 and $1.45 in 2003, 2002 and 2001, respectively. Management believes that a strong balance sheet and excellent profitability are critical to success.

Net Interest Income

Interest rates and fees charged on loans are affected primarily by the market demand for loans and the supply of money available for lending purposes. These factors are affected by, among other things, general economic conditions and the policies of the Federal government, including the Board of Governors of the Federal Reserve, legislative tax policies and governmental budgetary matters.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets--primarily loans and investments--and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by these tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35% in 2003 and 2002 and 34% in 2001. The adjustment to net interest income for the tax effect of tax-exempt assets is shown in the following schedule.

                  Net Interest Income on a Tax Equivalent Basis
                                 (in thousands)

                                               2003          2002          2001
                                             -----------------------------------

Total interest income ................       $55,686       $63,363       $73,195
Total interest expense ...............        16,723        21,717        33,598
                                             -----------------------------------
   Net interest income ...............        38,963        41,646        39,597
Tax equivalent adjustment:
   Tax-exempt investments ............         1,222         1,279         1,210
   Tax-exempt loans ..................            16            19            59
                                             -----------------------------------
        Total adjustment .............         1,238         1,298         1,269
                                             -----------------------------------
Net interest income (TE) .............       $40,201       $42,944       $40,866
                                             ===================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)

                                                      2003                            2002                           2001
                                        --------------------------------------------------------------------------------------------
                                         Average                         Average                        Average
                                         Balance    Interest    Rate     Balance    Interest   Rate     Balance    Interest   Rate
                                        --------------------------------------------------------------------------------------------
Assets

Taxable investment securities1 ......   $  305,146   $11,502    3.77%   $  262,275   $ 12,471   4.75%  $  250,890   $13,831   5.51%
Tax-exempt investment
   securities1 (TE) .................       55,601     3,492    6.28%       55,134      3,654   6.63%      52,836     3,557   6.73%
Federal funds sold and interest
   bearing deposits2 ................       36,786       447    1.22%       25,602        437   1.71%      39,526     1,737   4.39%
Loans3,4 (TE) .......................      645,543    41,483    6.43%      673,423     48,099   7.14%     669,702    55,339   8.26%
                                        --------------------------------------------------------------------------------------------
   Total interest earning assets
      and interest income (TE) ......   $1,043,076   $56,924    5.46%   $1,016,434   $ 64,661   6.36%   $1,012,954  $74,464   7.35%
                                        -------------------------------------------------------------------------------------------
Cash and due from banks .............   $   45,872                      $   46,771                      $   49,282
Premises and equipment ..............       17,864                          18,928                          20,336
Other assets ........................       19,848                          18,149                          20,013
                                        -------------------------------------------------------------------------------------------
   Total assets .....................   $1,126,660                      $1,100,282                      $1,102,585
                                        ===========================================================================================

Liabilities and Shareholders' Equity

Interest bearing demand deposits ....   $   87,351   $   641    0.73%   $   90,916   $   944    1.04%   $  107,992  $ 2,229   2.06%
Savings .............................      284,641     2,586    0.91%      261,063     3,689    1.41%      229,493    6,743   2.94%
Time deposits .......................      337,737    10,843    3.21%      350,353    14,081    4.02%      360,590   19,859   5.51%
Federal funds purchased, repurchase
   agreements and notes payable .....       95,029     1,094    1.15%       68,615     1,169    1.70%       74,918    2,550   3.40%
FHLB advances & other
   borrowings .......................       28,492     1,559    5.47%       32,889     1,834    5.58%       38,980    2,217   5.69%
                                        -------------------------------------------------------------------------------------------
   Total interest bearing liabilities
      and interest expense ..........   $  833,250   $16,723    2.01%   $  803,836   $21,717    2.70%   $  811,973  $33,598   4.14%
                                        -------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits .........................       89,935                          93,590                         102,136
Non-interest bearing savings
   deposits .........................       62,056                          56,204                          42,810
Other liabilities ...................       10,339                          10,738                          14,375
                                        -------------------------------------------------------------------------------------------
   Total liabilities ................   $  995,580                      $  964,368                      $  971,294
Shareholders' equity ................      131,080                         135,914                         131,291
                                        -------------------------------------------------------------------------------------------
   Total liabilities and

      shareholders' equity ..........   $1,126,660                      $1,100,282                      $1,102,585
                                        ------------------------------------------------------------------------------------------
Interest spread (average
   rate earned minus
   average rate paid) (TE) ..........                           3.45%                           3.66%                         3.21%
                                        ==========================================================================================
Net interest income (TE) ............               $40,201                          $42,944                        $40,866
                                        ==========================================================================================
Net yield on interest
   earnings assets (TE) .............                           3.85%                           4.22%                        4.03%
                                        ==========================================================================================

Notes:  see next page for notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Table:

1    Investments in debt securities are included at carrying value.
2 Federal funds sold and interest bearing deposits include approximately $71,000, $61,000 and $114,000 in 2003, 2002 and 2001, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance of loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.
4 Loan fees of approximately $1.706 million, $1.269 million, and $1.058 million in 2003, 2002 and 2001, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)

                                                       2003                                2002
                                        ---------------------------------------------------------------------
                                         Increase                            Increase
                                        (Decrease)                          (Decrease)
                                           From                                From
                                         Previous     Due to      Due to     Previous     Due to      Due to
                                           Year       Volume       Rate        Year       Volume       Rate
                                        ---------------------------------------------------------------------
Interest Income
   Taxable investment securities .....   ($   969)   $  1,862    ($ 2,831)   ($ 1,360)   $    606    ($ 1,966)
   Tax-exempt investment securities ..       (162)         16        (178)         97         153         (56)
   Federal funds sold and interest
      bearing deposits ...............         10         158        (148)     (1,300)       (475)       (825)
   Loans .............................     (6,616)     (1,933)     (4,683)     (7,240)        306      (7,546)
                                         ---------------------------------------------------------------------
          Total interest income ......   ($ 7,737)   $    103    ($ 7,840)   ($ 9,803)   $    590    ($10,393)
                                         --------------------------------------------------------------------
Interest Expense
   Interest bearing demand
      and savings deposits ...........   ($ 1,406)   $    250    ($ 1,656)   ($ 4,339)   $    370    ($ 4,709)
   Time deposits .....................     (3,238)       (492)     (2,746)     (5,778)       (550)     (5,228)
   Federal funds purchased, repurchase
      agreements and notes payable ...        (75)        371        (446)     (1,381)       (199)     (1,182)
   Federal Home Loan Bank advances
      and other borrowings ...........       (275)       (241)        (34)       (383)       (341)        (42)
                                         ---------------------------------------------------------------------
      Total interest expense .........   ($ 4,994)   ($   112)   ($ 4,882)   ($11,881)   ($   720)   ($11,161)
                                         --------------------------------------------------------------------
Net Interest Income (TE) .............   ($ 2,743)   $    215    ($ 2,958)   $  2,078    $  1,310    $    768
                                         ====================================================================

Total average earning assets increased from $1.016 billion in 2002 to $1.043 billion in 2003, but generated lower interest income mainly as a result of reduced interest rates in 2003 compared to 2002. Average taxable investment securities increased $42.871 million, but generated $969,000 less interest income, of which $2.831 million was due to lower rates, offset somewhat by $1.862 million due to an increase in volume. Average federal funds sold and interest-bearing deposits increased $11.184 million and generated $10,000 more interest income. Average tax-exempt investment securities increased $467,000 in 2003, but generated $162,000 less interest income, of which $178,000 was due to a decrease in rates, offset slightly by $16,000 due to higher volume. Somewhat offsetting these increases in average balances was a decrease in average loans of $27.880 million, resulting in a decrease in interest income of $6.616 million, of which $4.683 million was due to lower rates and $1.933 million was attributable to a decrease in volume.

Total average earning assets increased from $1.013 billion in 2001 to $1.016 billion in 2002, but generated lower levels of interest income due to a significant decrease in interest rates during 2002. Average taxable investment securities increased $11.385 million, but generated $1.360 million less interest income, of which $1.966 million was due to lower rates, offset somewhat by $606,000 due to an increase in volume. Average loans increased $3.721 million, but generated $7.240 million less interest income, of which $7.546 million was due to lower rates, offset slightly by a $306,000 increase attributable to an increase in volume. Average tax-exempt investment securities increased $2.298 million in 2002, resulting in an increase of $97,000 in interest income. Of this increase, $153,000 was due to an increase in volume, offset somewhat by $56,000 due to lower rates. Somewhat offsetting these increases in average balances was a decrease in average federal funds sold and interest-bearing deposits of $13.924 million, resulting in a decrease in interest income in this category of $1.300 million. Of this decrease, $825,000 was due to lower rates and $475,000 was due to a decrease in volume.

The Company establishes interest rates on loans and deposits based on market rates - such as the 91-day Treasury Bill rate and the prime rate - and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally lower in 2003 compared to 2002. The average rate earned on loans decreased 71 basis points from 7.14% in 2002 to 6.43% in 2003. The yield on tax-exempt investment securities decreased 35 basis points from 6.63% in 2002 to 6.28% in 2003. The yield on taxable investment securities decreased 98 basis points from 4.75% for the year ended December 31, 2002 to 3.77% for the year ended December 31, 2003. The yield on federal funds sold and interest-bearing deposits decreased 49 basis points from 1.71% in 2002 to 1.22% in 2003.

The total actual balance of loans at December 31, 2003 was higher than at December 31, 2002. Commercial, financial and agricultural loans increased $15.750 million from 2002 to 2003 as a result of the favorable rate environment. Real estate loans increased $5.170 million from 2002 to 2003, primarily due to a $32.106 million increase in commercial real estate loans aided by the favorable rate environment, offset somewhat by a decrease of $26.936 million in residential real estate loans. The decrease in real estate loans was caused primarily by long-term fixed rate loans being refinanced and subsequently sold on the secondary market. Installment and consumer loans decreased $18.276 million from 2002 to 2003. This was primarily due to alternative funding sources available to consumers, such as special financing offered by the automobile manufacturers' captive financing companies.

Average rates on total interest bearing liabilities decreased 69 basis points, from 2.70% in 2002 to 2.01% in 2003, resulting in a decrease in interest expense of $4.994 million in 2003 compared to 2002 due to the low rate environment throughout 2003. The overall decrease in interest expense was caused by a decrease in interest expense on all categories of interest bearing liabilities. The average rate paid on time deposits decreased 81 basis points, from 4.02% in 2002 to 3.21% in 2003. This resulted in a decrease of $3.238 million in interest expense, of which $2.746 million was due to lower rates and $492,000 was due to a decrease in volume. The average rate paid on federal funds purchased, repurchase agreements and notes payable decreased 55 basis points from 1.70% in 2002 to 1.15% in 2003. This resulted in a decrease in interest expense of $75,000 of which $446,000 was due to lower rates, offset somewhat by a $371,000 increase in volume. The average rate paid on interest bearing demand and savings deposits decreased 45 basis points, from 1.32% in 2002 to 0.87% in 2003. This resulted in a decrease in interest expense of $1.406 million in 2003, of which $1.656 million was attributable to lower rates, offset slightly by a $250,000 increase in volume. The average rate paid on Federal Home Loan Bank advances and other borrowings decreased 11 basis points, from 5.58% in 2002 to 5.47% in 2003. This resulted in a decrease in interest expense of $275,000, of which $34,000 was due to lower rates and $241,000 was due to a decrease in volume.

Average rates on total interest bearing liabilities decreased 144 basis points, from 4.14% in 2001 to 2.70% in 2002, resulting in a decrease in interest expense of $11.881 million in 2002 compared to 2001, due to the low rate environment throughout 2002. This was caused by a decrease in interest expense on all categories of interest bearing liabilities. The average rate paid on federal funds purchased, repurchase agreements and notes payable decreased 170 basis points from 3.40% in 2001 to 1.70% in 2002. This resulted in a decrease in interest expense of $1.381 million of which $1.182 million was due to rate decreases and $199,000 was due to lower volume. The average rate paid on time deposits decreased 149 basis points, from 5.51% in 2001 to 4.02% in 2002. This resulted in a decrease of $5.778 million in interest expense, of which $5.228 million was due to lower rates and $550,000 was due to a decrease in volume. The average rate paid on interest bearing demand and savings deposits decreased 134 basis points, from 2.66% in 2001 to 1.32% in 2002. This resulted in a decrease in interest expense of $4.339 million in 2002, of which $4.709 million was attributable to lower rates, offset slightly by a $370,000 increase in volume. The average rate paid on Federal Home Loan Bank advances and other borrowings decreased 11 basis points, from 5.69% in 2001 to 5.58% in 2002. This resulted in a decrease in interest expense of $383,000, of which $42,000 was due to lower rates and $341,000 was due to a decrease in volume.

Provision for Loan Losses

The quality of the Company's loan portfolio is of prime importance to the Company's management and its board of directors, as loans are the largest component of the Company's assets. The Company maintains an independent credit administration function, which performs reviews of all large credit relationships and all loans that present indications of additional credit risk.

Continued emphasis on loan quality was reflected in the ratio of net charge-offs to average net loans of 0.15% in 2003, compared to 0.22% in 2002. Net charge-offs decreased to $943,000 in 2003 from $1.450 million in 2002. The Company charged off $1.640 million in loans during 2003 compared to $1.927 million in 2002. This was due to decreases in charge-offs for installment and consumer loans and residential real estate loans of $249,000 and $83,000, respectively, in 2003 compared to 2002. The decrease in charge-offs for installment and consumer loans was reflective of the decrease in loan balances in this category in 2003 compared to 2002. These decreases were offset somewhat by an increase in charge-offs for commercial, financial and agricultural loans of $45,000. Recoveries of previously charged off loans increased from $477,000 in 2002 to $697,000 in 2003, with the largest increase in the area of commercial, financial and agricultural loans, which increased $207,000 from 2002 to 2003. The provision for loan losses increased $20,000 from $1.450 million in 2002 to $1.470 million in 2003. The Company continues to emphasize credit analysis and early detection of problem loans.

We believe that an improvement in employment levels would positively impact our levels of problem assets, delinquencies and losses on loans. While the economy has shown recent strength (as measured in GDP growth), growth in the labor market has been sporadic. We are cautiously optimistic that long-awaited job recovery, which is essential for sustainable economic growth, is underway. However, it is still too early to consider robust jobs growth a certainty.

Non-interest income

Non-interest income increased $1.428 million, or 7.6%, from 2002 to 2003. Included in this increase was an increase of $1.168 million, or 85.4%, in gains on sales of mortgage loans held-for-sale. This increase resulted from a $70.294 million, or 50.6%, increase in mortgage loans sold during 2003 compared to 2002 due to the low interest rate environment and strong housing market. Other non-interest income increased $523,000, or 30.6%, in 2003 compared to 2002. In 2002, other non-interest income included a write-down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds. Service charges on deposit accounts increased $172,000, or 7.2%, in 2003 compared to 2002. Somewhat offsetting these increases was a decrease in income from securities transactions of $223,000, or 105.7%, in 2003 compared to 2002. In 2002, income from securities transactions included gains from some securities sold to reposition the portfolio in the low rate environment. Income from trust and brokerage fees decreased $146,000, or 2.5%, in 2003 compared to 2002. Remittance processing income decreased $66,000, or 0.9%, during 2003 compared to 2002.

Non-interest income increased $1.600 million, or 9.3%, from 2001 to 2002. Included in this increase was an increase of $702,000, or 13.4%, in income from trust and brokerage fees from $5.227 million in 2001 to $5.929 million in 2002. This was primarily the result of the adoption of a uniform trust fee schedule throughout the Company in 2002 that resulted in the recognition of increased fees as well as a $29.000 million increase in assets under management in 2002 compared to 2001. Gains on sales of mortgage loans held-for-sale increased $540,000, or 65.2%, from $828,000 in 2001 to $1.368 million in 2002. This increase resulted from a $34.743 million, or 33.4%, increase in mortgage loans sold during 2002 compared to 2001 due to the low interest rate environment. Service charges on deposit accounts increased $156,000, or 7.0%, in 2002 compared to 2001. Income from securities transactions increased $101,000, or 91.8%, in 2002 compared to 2001. This was the result of the sale of some securities to reposition the portfolio in the low rate environment. Remittance processing income increased $90,000, or 1.3%, during 2002 compared to 2001. Other non-interest income increased $11,000, or 0.6%, in 2002 compared to 2001.

Non-interest expense

During 2003, non-interest expense decreased $820,000, or 2.5% to $32.341 million in 2003 from $33.161 million in 2002. Salaries and employee benefits expense decreased $476,000, or 2.5%, equipment expense decreased $390,000, or 14.0%, data processing expense decreased $192,000, or 8.3% and service charges from correspondent banks decreased $1,000, or 0.1%. Somewhat offsetting these decreases were increases in other non-interest expense of $121,000, or 2.5%, occupancy expense of $113,000, or 4.8% and office supplies expense of $5,000, or 0.4%. During 2002, non-interest expense increased $2.875 million, or 9.5%, from $30.286 million in 2001. $2.5 million of this increase was due to the reversal of a reconciliation liability. During 1999, the Company investigated reconciliation differences, which involved the Company's subsidiary, FirsTech, Inc. in connection with its commercial remittance processing services. After consultation with its professional advisors, the Company's Board of Directors directed that a liability in the amount of $2.5 million be recorded in the fourth quarter of 1999. Investigation of these differences was completed during the fourth quarter of 2001. It was determined that no liability existed and the $2.5 million liability was reversed in non-interest expense in 2001. In 2002, there was no reconciliation liability effect. During 2002, salaries and employee benefits expense increased $960,000, or 5.4%, data processing expense increased $357,000, or 18.4%, occupancy expense increased $79,000, or 3.4%, and service charges from correspondent banks increased $47,000, or 5.3%. Somewhat offsetting these increases were decreases in equipment expense of $626,000, or 18.4%, office supplies expense of $274,000, or 17.9%, and other non-interest expense of $168,000, or 3.4%.

Salaries and employee benefits expense decreased $476,000, or 2.5%, from $18.721 million in 2002 to $18.245 million in 2003. Contributing to salaries and employee benefits expense in 2002 was $529,000 in salaries and benefits related to organizational restructuring that resulted in the termination of employment contracts. In 2002, salaries and employee benefits increased $960,000, or 5.4%, from $17.761 million in 2001. Contributing to the increase in 2002 were the salaries and benefits expense related to the restructuring.

Equipment expense decreased $390,000, or 14.0%, from $2.779 million in 2002 to $2.389 million in 2003. Equipment expense decreased largely due to efficiencies gained from restructuring and the merger of BankIllinois and First Trust Bank of Shelbyville in June 2002. In 2002, equipment expense decreased $626,000, or 18.4%, from $3.405 million in 2001. This decrease was due, in part, to conversion to third party service bureau data processing from in-house data processing at the Company's Decatur bank during 2001.

Data processing expense decreased $192,000, or 8.3%, from $2.300 million in 2002 to $2.108 million in 2003. Contributing to data processing expense in 2002 were conversion to a new system and software upgrade at the Company's remittance processing subsidiary FirsTech, and costs to merge First Trust Bank of Shelbyville and BankIllinois computer records. In 2002, data processing expense increased $357,000, or 18.4%, from $1.943 million in 2001. Contributing to this increase were a computer system conversion at the Company's Decatur bank late in the first quarter of 2001 from in-house data processing to third party service bureau data processing, conversion to a new system and a software upgrade at the Company's remittance processing subsidiary FirsTech, costs to merge First Trust Bank of Shelbyville and BankIllinois computer records, as well as a continuation in development of the Company's internet services during 2002 compared to 2001.

Service  charges  from  correspondent  banks  decreased  $1,000,  or 0.1%,  from
$932,000  in  2002  to  $931,000  in  2003.  In  2002,   service   charges  from
correspondent banks increased $47,000, or 5.3%, from $885,000 in 2001. This increase was mainly due to a reduction in monthly earnings credits, which offset a portion of the charges, due to the falling rate environment. Earnings credits are typically indexed to a key government rate, like the monthly average 91-day Treasury bill rate. The average 91-day T-bill rate dropped from 3.43% in 2001 to 1.64% in 2002.

Other non-interest expense increased $121,000, or 2.5%, from $4.792 million in 2002 to $4.913 million in 2003. In 2002, other non-interest expense decreased $168,000, or 3.4%, from $4.960 million in 2001.

Occupancy expense increased $113,000, or 4.8%, from $2.376 million in 2002 to $2.489 million in 2003. In 2002, occupancy expense increased $79,000, or 3.4%, from $2.297 million in 2001.

Office supplies expense increased $5,000, or 0.4%, from $1.261 million in 2002 to $1.266 million in 2003. In 2002, office supplies expense decreased $274,000, or 17.9%, from $1.535 million in 2001. Included in office supplies expense in 2001 were additional printing and mailing expenses and additional supplies purchased to announce and support a computer system conversion to move the Company's subsidiaries toward the same data processing system.

Income Tax Expense

Income tax expense increased $321,000, or 3.8%, from $8.520 million in 2002 to $8.841 million in 2003. In 2002, income tax expense increased $784,000, or 10.1%, from $7.736 million in 2001, which was mainly due to an increase in taxable income. This was mainly due to an increase in taxable income. The Company's effective tax rate was 34.7%, 32.9% and 32.4% for the years ended December 31, 2003, 2002 and 2001, respectively.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets increased $31.446 million, or 2.8%, from $1.123 billion at December 31, 2002 to $1.154 billion at December 31, 2003. Increases in investments in debt and equity securities, other assets, and loans were somewhat offset by decreases in cash and due from banks, federal funds sold and interest bearing deposits, mortgage loans held-for-sale, accrued interest receivable and premises and equipment.

Cash and due from banks decreased $13.845 million, or 23.2%, at December 31, 2003 compared to December 31, 2002. This was primarily due to a smaller dollar amount of deposit items in process of collection at December 31, 2003 compared to December 31, 2002.

Federal funds sold and interest bearing deposits decreased $12.998 million, or 30.2%, at December 31, 2003 compared to December 31, 2002. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $54.516 million, or 17.2%, at December 31, 2003 compared to December 31, 2002 due to increases in all categories. Investments in debt and equity securities available-for-sale increased $25.298 million, or 10.5%, investments in debt and equity securities held-to-maturity increased $28.493 million, or 41.6%, and investments in non-marketable equity securities increased $725,000, or 10.3%, at December 31, 2003 compared to December 31, 2002.

Loans, net of loan allowance, increased $2.117 million, or 0.3%, at December 31, 2003 compared to December 31, 2002. Commercial, financial and agricultural loans increased $15.750 million from 2002 to 2003. Real estate loans increased $5.170 million from 2002 to 2003, primarily due to a $32.106 million increase in commercial real estate loans offset somewhat by a decrease of $26.936 million in residential real estate loans. The increases in commercial, financial and agricultural loans and commercial real estate loans were primarily the result of the favorable rate environment and the Company's emphasis on business development. The decrease in residential real estate loans was caused primarily by long-term fixed rate loans being refinanced and subsequently sold on the secondary market. Installment and consumer loans decreased $18.276 million from 2002 to 2003 primarily due to a decrease in indirect consumer loans due to competition from alternative funding sources available to consumers, such as special financing offered by the auto manufacturer's captive financing companies.

Mortgage loans held-for-sale decreased $2.340 million, or 78.7%, at December 31, 2003 compared to December 31, 2002. This decrease was reflective of a decrease in demand at the end of 2003 as compared to 2002.

The increase in year-end assets was primarily the result of funds provided by an increase in total deposits of $29.886 million, or 3.4%, at December 31, 2003 compared to December 31, 2002. This was due to the increase in interest bearing deposits of $31.614 million, or 4.5%, offset somewhat by a decrease of $1.728 million, or 1.1%, in non-interest bearing deposits. Also, federal funds purchased, repurchase agreements and notes payable were $22.347 million, or 27.7%, higher, and Federal Home Loan Bank advances and other borrowings were $2.174 million, or 7.8%, higher at December 31, 2003 than at December 31, 2002. Somewhat offsetting these increases was a decrease of $23.020 million in capital primarily due to the repurchase of stock in the 2003 tender offer and payment of cash dividends, somewhat offset by net income.

Average assets were $26.378 million, or 2.4%, higher in 2003 than 2002. Included in the increase in average assets were increases in taxable investment securities of $42.871 million, or 16.3%, federal funds sold and interest bearing deposits of $11.184 million, or 43.7%, other assets of $1.699 million, or 9.4%, and tax-exempt investment securities of $467,000, or 0.8%. These increases were somewhat offset by average decreases of $27.880 million, or 4.1%, in net loans, a decrease of $1.064 million, or 5.6%, in premises and equipment, and a decrease of $899,000, or 1.9%, in cash and due from banks.

Shifts in funding sources occurred as total average federal funds purchased, repurchase agreements and notes payable increased $26.414 million, or 38.5%, and total average deposits increased $9.594 million, or 1.1%, while average Federal Home Loan Bank advances and other borrowings decreased $4.397 million, or 13.4%, in 2003 from 2002. Included in the increase in average deposits was a shift in the average deposit mix in 2003 versus 2002. Average savings increased $23.578 million, or 9.0%, and average non-interest bearing savings increased $5.852 million, or 10.4%. Somewhat offsetting these increases were decreases in average time deposits of $12.616 million, or 3.6%, average non-interest bearing demand deposits of $3.655 million, or 3.9%, and average interest bearing demand deposits of $3.565 million, or 3.9%.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:

                          Carrying Value of Securities1
                                 (in thousands)

December 31,                                    2003         2002         2001
--------------------------------------------------------------------------------
Securities available-for-sale:
   U.S. Treasury ........................     $     --     $  3,066     $  8,577
   Federal agencies .....................      220,199      185,469      191,325
   Mortgage-backed securities ...........       23,007       30,884       28,279
   State and municipal ..................       17,317       16,168       15,642
   Corporate and other obligations ......           --        1,008        3,099
   Marketable equity securities .........        5,391        4,021       19,574
                                              ----------------------------------
         Total ..........................     $265,914     $240,616     $266,496
                                              ==================================
Securities held-to-maturity:
   Federal agencies .....................     $ 10,704     $  1,750     $  1,750
   Mortgage-backed securities ...........       50,029       23,595       19,842
   State and municipal ..................       36,323       43,218       42,226
                                              ----------------------------------
         Total ..........................     $ 97,056     $ 68,563     $ 63,818
                                              ==================================
Non-marketable equity securities:
   FHLB and FRB stock2 ..................     $  4,259     $  3,963     $  3,766
   Other equity investments .............        3,497        3,068        1,342
                                              ----------------------------------
         Total ..........................     $  7,756     $  7,031     $  5,108
                                              ==================================
         Total securities ...............     $370,726     $316,210     $335,422
                                              ==================================

1    Investment  securities   available-for-sale  are  carried  at  fair  value.
     Investment securities held-to-maturity are carried at amortized cost.

2 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The unrealized gain on securities available-for-sale, net of tax effect, decreased $1.835 million to a gain of $1.941 million at December 31, 2003 from a gain of $3.776 million at December 31, 2002.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2003:

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

                                                                         December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                     1 Year              1 to 5           5 to 10             Over
                                     or Less              Years            Years            10 years           Total
                                     Amount    Rate      Amount    Rate    Amount     Rate    Amount   Rate    Amount    Rate
------------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
   Federal agencies .............   $ 55,508   4.35%    $163,690   3.20%  $  1,001    3.01%   $   --     --   $220,199   3.49%
   Mortgage-backed securities1 ..      1,708   3.51%      21,127   4.50%       138    6.56%       34   3.53%    23,007   4.44%
   State and municipal ..........      2,766   2.90%       8,768   4.30%     4,674    5.02%    1,109   5.11%    17,317   4.32%
   Marketable equity securities2          --     --           --     --         --      --        --     --      5,391     --
                                    ------------------------------------------------------------------------------------------------
         Total ..................   $ 59,982            $193,585          $   5,813           $1,143          $265,914
                                    ================================================================================================
Average Yield ...................              4.26%               3.39%              4.71%            5.06%             3.63%
                                    ================================================================================================
Securities held-to-maturity:
   Federal agencies .............   $    512   2.00%    $  5,267   2.94%  $  4,925    4.53%   $   --     --   $ 10,704   3.63%
   Mortgage-backed securities1 ..     36,843   0.05%      12,404   4.32%       322    3.95%      460   6.20%    50,029   1.19%
   State and municipal ..........     12,992   3.92%      20,453   4.07%     2,373    4.83%      505   5.25%    36,323   4.08%
                                    ------------------------------------------------------------------------------------------------
         Total ..................   $ 50,347            $ 38,124          $  7,620            $  965          $ 97,056
                                    ================================================================================================
Average Yield ...................              1.06%               4.00%              4.60%            5.70%             2.54%
                                    ================================================================================================
Non-marketable equity securities2
   FHLB and FRB stock ...........         --     --           --     --          --     --         --    --   $  4,259     --
   Other equity investments .....         --     --           --     --          --     --         --    --      3,497     --
                                    ------------------------------------------------------------------------------------------------
         Total ..................   $     --     --     $     --     --   $      --     --    $    --    --   $  7,756     --
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

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                           2003       2002       2001       2000       1999
                                         ----------------------------------------------------
Commercial, financial and agricultural   $249,795   $234,045   $246,042   $219,541   $188,430
Real estate ..........................    348,997    343,827    316,693    319,412    293,761
Installment and consumer .............     77,253     95,529    119,585    129,775    128,085
                                         ----------------------------------------------------
    Total loans ......................   $676,045   $673,401   $682,320   $668,728   $610,276
                                         ====================================================


                         Percentage of Loans Outstanding

                                              2003      2002      2001      2000      1999
                                            -----------------------------------------------
Commercial, financial and agricultural       36.95%    34.75%    36.06%    32.83%    30.88%
Real estate ..........................       51.62%    51.06%    46.41%    47.76%    48.13%
Installment and consumer .............       11.43%    14.19%    17.53%    19.41%    20.99%
                                            -----------------------------------------------
    Total ............................      100.00%   100.00%   100.00%   100.00%   100.00%
                                            ===============================================

The Company's loan portfolio totaled approximately $676.045 million at December 31, 2003, representing 58.6% of total assets at that date. Total loans increased $2.644 million, or 0.4%, from December 31, 2002 to December 31, 2003 with increases in commercial, financial and agricultural loans and real estate loans of $15.750 million and $5.170 million, respectively, offset somewhat by a decrease in installment and consumer loans of $18.276 million.

Total loans decreased $8.919 million, or 1.3%, from December 31, 2001 to December 31, 2002, with decreases in installment and consumer loans and in commercial, financial and agricultural loans of $24.056 million and $11.997 million, respectively, offset somewhat by an increase in real estate loans of $27.134 million.

The balance of loans outstanding as of December 31, 2003 by maturities is shown in the following table:

                Maturity of Loans Outstanding
                   (dollars in thousands)

                                                       December 31, 2003
                                                     --------------------
                                          1 Year        1-5       Over 5
                                         or Less       Years      Years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $162,793    $ 70,707    $ 16,295    $249,795
Real estate ..........................     64,723     166,210     118,064    $348,997
Installment and consumer .............     27,626      40,804       8,823    $ 77,253
                                         --------------------------------------------
     Total ...........................   $255,142    $277,721    $143,182    $676,045
                                         ============================================
Percentage of total loans outstanding       37.74%      41.08%      21.18%     100.00%
                                         ============================================

As of December 31, 2003, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $35.119 million in fixed-rate loans and $51.883 million in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 2003 included $103.173 million in fixed-rate loans and $181.101 million in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)

                                               2003         2002        2001        2000       1999
                                              -------------------------------------------------------
Allowance for loan losses at
   beginning of year ......................   $ 9,259     $ 9,259     $ 8,879     $ 8,682     $ 8,852
                                              -------------------------------------------------------
Charge-offs during period:
   Commercial, financial and agricultural .   $  (148)    $  (103)    $(1,165)    $   (99)    $  (506)
   Residential real estate ................       (42)       (125)        (27)        (34)       --
   Installment and consumer ...............    (1,450)     (1,699)     (1,481)     (1,119)       (750)
                                              -------------------------------------------------------
          Total ...........................   $(1,640)    $(1,927)    $(2,673)    $(1,252)    $(1,256)
                                              -------------------------------------------------------
Recoveries of loans previously charged off:

   Commercial, financial and agricultural .   $   452     $   245     $   179     $   463     $   268
   Residential real estate ................        46          31          37           9          53
   Installment and consumer ...............       199         201         167         173         192
                                              -------------------------------------------------------
          Total ...........................   $   697     $   477     $   383     $   645     $   513
                                              -------------------------------------------------------
               Net charge-offs ............   $  (943)    $(1,450)    $(2,290)    $  (607)    $  (743)
Provision for loan losses .................     1,470       1,450       2,670         804         573
                                              -------------------------------------------------------
Allowance for loan losses at end of year ..   $ 9,786     $ 9,259     $ 9,259     $ 8,879     $ 8,682
                                              =======================================================
Ratio of net charge-offs to
   average net loans ......................     0.15%       0.22%       0.34%       0.10%       0.14%
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

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. In 2002, charge-offs in commercial, financial and agricultural loans decreased to $103,000 compared to $1.165 million in 2001, primarily due to the charge-off of two agricultural credits totaling $847,000. The level of charge-offs of installment and consumer loans in 2001, 2002, and 2003 were reflective of the significant growth of the indirect loan portfolio in 1999 and 2000.

The following table shows the allocation of the allowance for loan losses to each loan category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                             2003     2002     2001     2000    1999
                                            ------------------------------------------
Allocated:
   Commercial, financial and agricultural   $5,973   $5,732   $5,487   $3,426   $3,476
   Residential real estate ..............      153      345      419      855      799
   Installment and consumer .............    2,428    1,763    2,000    1,649    1,289
                                            ------------------------------------------
          Total allocated allowance .....   $8,554   $7,840   $7,906   $5,930   $5,564
Unallocated allowances ..................    1,232    1,419    1,353    2,949    3,118
                                            ------------------------------------------
          Total .........................   $9,786   $9,259   $9,259   $8,879   $8,682
                                            ==========================================

The allocated portion of the allowance for loan losses increased $714,000 from $7.840 million at December 31, 2002 to $8.554 million at December 31, 2003. Of this increase, the allowance for installment and consumer loans increased $665,000 from $1.763 million at December 31, 2002 to $2.428 million at December 31, 2003, and the allowance for commercial, financial and agricultural loans increased $241,000 from $5.732 million to $5.973 million during the same period. Somewhat offsetting these increases was a decrease in the allowance for residential real estate loans of $192,000 from $345,000 at December 31, 2002 to $153,000 at December 31, 2003 as residential real estate loans decreased during 2003. The portion of the allowance for loan losses that was unallocated decreased by $187,000 to $1.232 million at December 31, 2002 from $1.419 million a year earlier. The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocation.

Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had been previously identified as problem loans by the credit administration department or the loan committees.

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

                               Nonperforming Loans
                                 (in thousands)


                                       2003     2002     2001     2000     1999
                                      ------------------------------------------
Nonaccrual loans1 .................   $  399   $1,392   $3,341   $  602   $  112
                                      ==========================================
Loans past due 90 days or more ....   $  621   $  829   $1,774   $  846   $  440
                                      ==========================================
Renegotiated loans ................   $   18   $   20   $   67   $   88   $  104
                                      ==========================================



1    Includes $269,000, $628,000, $3,216,000,  $505,000 and $112,000 at December
     31,  2003,  2002,  2001,  2000  and  1999,  respectively,  of  loans  which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).

                           Other Nonperforming Assets
                                 (in thousands)

                                        2003     2002     2001     2000     1999
                                        ----------------------------------------

Other real estate owed ............     $ --     $ 58     $ --     $  7     $246
                                        ========================================
Nonperforming other assets ........     $ 55     $ 94     $153     $192     $132
                                        ========================================

There were no other interest earning assets that would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2003, the Company had approximately $7.730 million in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $7.730 million of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $399,000 of nonaccrual loans at December 31, 2003 compared to $1.392 million at December 31, 2002. Loans past due 90 days or more but still accruing interest decreased by $208,000 in 2003 to a balance of $621,000 at December 31, 2003, from $829,000 at December 31, 2002. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2003 based on levels of performance and also details the allocation of interest collected during the period in 2003 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making periodic payments would be included in the limited performance category.

                    Nonaccrual and Related Interest Payments
                                 (in thousands)

                                                                  Cash Interest Payments Applied As:
                                        -------------------------------------------------------------
                                        At December 31, 2003                Recovery of    Reduction
                                         Book    Contractual   Interest    Prior Partial       of
                                        Balance    Balance      Income      Charge-offs     Principal
                                        -------------------------------------------------------------
Contractually past due with:
   Substantial performance .........     $237       $241         $ 23           $--           $  4
   Limited performance .............        5         11           --            --              1
   No performance ..................      157        176           --            --             --
                                         ------------------------------------------------------------
Total ..............................     $399       $428         $ 23           $--           $  5
                                         ============================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2003 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment decreased $727,000 in 2003 from 2002. This decrease was primarily due to depreciation expense of $2.453 million somewhat offset by $1.726 million of purchases.

Other Assets

Other assets increased $5.608 million in 2003 from 2002. This increase included an investment of $2.268 million in a low-income housing development and increases in cash value life insurance, deferred tax assets, and servicing rights.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

              Average Balance and Weighted Average Rate of Deposits
                             (dollars in thousands)

                                2003                     2002                    2001
                          --------------------------------------------------------------------
                                       Weighted                Weighted               Weighted
                           Average     Average     Average     Average     Average    Average
                           Balance       Rate      Balane        Rate      Balance      Rate
                          --------------------------------------------------------------------
Demand
   Non-interest bearing   $ 89,935        --      $ 93,590        --      $102,136       --
   Interest bearing ...     87,351       0.73%      90,916       1.04%     107,992      2.06%
Savings
   Non-interest bearing     62,056        --        56,204        --        42,810       --
   Interest bearing ...    284,641       0.91%     261,063       1.41%     229,493      2.94%
Time
   $100,000 and more ..    113,604       3.22%     121,591       3.89%     110,966      4.73%
   Under $100,000 .....    224,133       3.21%     228,762       4.09%     249,624      5.85%
                          -------------------------------------------------------------------
         Totals .......   $861,720                $852,126                $843,021
                          ===================================================================

In analyzing its deposit activity, management has noted that average total deposits increased $9.594 million, or 1.1%, during 2003. Included in this increase were shifts in the average deposit mix in 2003 versus 2002. There were increases in average interest bearing savings deposits of $23.578 million, or 9.0%, and average non-interest bearing savings deposits of $5.852 million, or 10.4%. Somewhat offsetting these increases were decreases in average time $100,000 and over of $7.987 million, or 6.6%, average time under $100,000 of $4.629 million, or 2.0%, average non-interest bearing demand deposits of $3.655 million, or 3.9%, and average interest bearing demand of $3.565 million, or 3.9%.

The table below sets forth the maturity of deposits greater than $100,000 at December 31, 2003:

                  Maturity of Time Depsoits of $100,000 or More
                                 (in thousands)

                                                                                            Total Time
                                   State of Illinois   Brokered                            Deposits of
Maturity at December 31, 2003:       Time Deposits       CDs         CDs        IRAs    $100,000 or More
--------------------------------------------------------------------------------------------------------
3 months or less ........               $  7,000        $  7,000   $ 22,676   $    940     $ 37,616
3 to 6 months ...........                  3,000              --     11,893        737       15,630
6 to 12 months ..........                     --              --     23,692        619       24,311
Over 12 months ..........                     --           5,000     28,520      2,840       36,360
                                        -----------------------------------------------------------
        Total ...........               $ 10,000        $ 12,000   $ 86,781   $  5,136     $113,917
                                        ===========================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions, securities sold under repurchase agreements, which mature from one day to three years from the date of sale and U.S. Treasury demand notes. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased, repurchase agreements and notes payable at December 31, 2003 and 2002, the average balance for the years ended December 31, 2003, 2002 and 2001, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2003 and 2002, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity declined $23.020 million from $134.470 million at December 31, 2002 to $111.450 million at December 31, 2003. Included in the decrease were net treasury stock transactions of $30.157 million, primarily due to the completion of the $32.395 million tender offer during the third quarter of 2003, offset partially by the exercise of stock options by employees and directors of the Company. Cash dividends declared of $7.567 million, a decrease in accumulated other comprehensive income of $1.835 million, and a $66,000 decrease from stock appreciation rights also contributed to the overall decrease in capital. Somewhat offsetting the decreases in capital was net income of $16.605 million for the year ended December 31, 2003.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Banks are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 2003 and 2002 was 9.6% and 11.8%, respectively. The leverage ratios for the individual banks are disclosed in note 19 in the Notes to the Consolidated Financial Statements. All are well above the regulatory minimum. The decrease in the total assets leverage ratio in 2003 compared to 2002 was primarily due to the completion of the tender offer in the third quarter of 2003

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at December 31, 2003 and 2002 was 14.5% and 18.0%, respectively -- significantly higher than the regulatory minimum. The individual banks' total risk-weighted assets ratio are disclosed in note 19 in the Notes to Consolidated Financial Statements. All are significantly higher than the regulatory minimum. The decrease in the risk-weighted assets ratio in 2003 compared to 2002 was primarily due to the completion of the tender offer in the third quarter of 2003.

Inflation and Changing Prices

Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.

Liquidity and Cash Flows

The Company requires cash to fund loan growth and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. The Company monitors the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.

The Company was able to adequately fund loan demand and meet liquidity needs in 2003. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $26.843 million from December 31, 2002 to December 31, 2003. The decrease in 2003 resulted from cash used in investing activities, offset somewhat by cash provided by operating and financing activities. There were differences in sources and uses of cash during 2003 compared to 2002. Cash was used by investing activities in 2003 compared to cash provided in 2002. Funding of new loans increased in 2003 compared to 2002 as net loans increased $3.647 million in 2003 compared to a $7.172 million decrease in 2002. Also, there were more net purchases of investments in debt and equity securities compared to proceeds from maturities, calls and sales of the same in 2003 compared to 2002. Principal paydowns from mortgage-backed securities were slightly higher in 2003 compared to 2002, reflective of the ongoing low interest rate environment. Less cash was provided by operating activities in 2003 compared to 2002. Cash was provided by financing activities in 2003 compared to cash used in 2002. This was mainly due to increases in deposits, federal funds purchased, repurchase agreements and notes payable and net FHLB and other borrowings in 2003 compared to decreases in 2002. Somewhat offsetting these increases was a decrease in cash due to the use of more funds to complete the 2003 tender offer compared to the tender offer completed in 2002.

The Company's future short-term cash requirements are expected to continue to be provided by investment maturities, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. No additional outside borrowing is anticipated. The Company expects to maintain FHLB advances near the current level. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain funds from several sources. The Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks to meet short-term requirements. With sound capital levels, the Company has several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

The following table summarizes significant obligations and other commitments at December 31, 2003 (in thousands):

                                                                        Short and Long-Term    Operating
Years Ended December 31,                       Time Deposits                Borrowings1          Leases             Total
----------------------------------------------------------------------------------------------------------------------------
2004                                              $ 203,731                   $ 15,023           $ 201             $218,955
2005                                                 83,902                         93             143             $ 84,138
2006                                                 22,018                      7,221             134             $ 29,373
2007                                                 17,720                      2,620             115             $ 20,455
2008                                                 12,549                      5,023               2             $ 17,574
Thereafter                                                6                          -               -                  $ 6
----------------------------------------------------------------------------------------------------------------------------
Total                                             $ 339,926                   $ 29,980           $ 595            $ 370,501
============================================================================================================================
Commitments to extend credit:
Commitments                                                                                                       $ 237,615
Standby letters of credit                                                                                            20,192
----------------------------------------------------------------------------------------------------------------------------

1 Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. Short and long-term borrowings include fixed rate callable advances of $15 million maturing in fiscal year 2008.

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

The following table shows the company's interest rate sensitivity position at various intervals at December 31, 2003:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                 (in thousands)

                                                         1 - 30      31 - 90       91 - 180     181 - 365      Over
                                                          Days         Days           Days         Days        1 year        Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Federal funds sold and interest bearing deposits   $   30,004    $       --    $       --   $       --   $       --   $   30,004
   Debt and equity securities1 ....................       18,827        17,580        36,175       45,559      252,585      370,726
   Loans2 .........................................      251,811        39,834        31,184       68,270      285,578      676,677
                                                      -----------------------------------------------------------------------------
          Total interest earning assets ...........   $  300,642    $   57,414    $   67,359   $  113,829   $  538,163   $1,077,407
                                                      -----------------------------------------------------------------------------
Interest bearing liabilities:
   Savings and interest bearing demand deposits ...   $   44,039    $    1,568    $    2,352   $    4,710   $  178,957   $  231,626
   Money market savings deposits ..................      164,745            --            --           --           --      164,745
   Time deposits ..................................       24,727        47,317        46,850       84,837      136,195      339,926
   Federal funds purchased, repurchase agreements
      and notes payable ...........................      101,184             9           422          897          486      102,998
   FHLB Advances and other borrowings .............        7,268        10,115            --           --       12,597       29,980
                                                      -----------------------------------------------------------------------------
          Total interest bearing liabilities ......   $  341,963    $   59,009    $   49,624   $   90,444   $  328,235   $  869,275
                                                      =============================================================================
Net asset (liability) funding gap .................   $  (41,321)   $   (1,595)   $   17,735   $   23,385   $  209,928   $  208,132
                                                      -----------------------------------------------------------------------------
Repricing gap .....................................         0.88          0.97          1.36         1.26         1.64         1.24
Cumulative repricing gap ..........................         0.88          0.89          0.94         1.00         1.24         1.24
                                                      =============================================================================

1    Debt and equity securities include securities available-for-sale.

2    Loans include mortgage loans held-for-sale.

Included in the 1-30 day category of savings and interest bearing demand deposits is non-core deposits plus a percentage, based upon industry-accepted assumptions, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months for each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions, of the core deposits as follows:

                                         1-30 Days    31-90 Days   91-180 Days    181-365 Days    Over 1 Year
                                         --------------------------------------------------------------------
Savings and interest bearing
   demand deposits  ................       0.45%         0.85%        1.25%          2.45%          95.00%

At December 31, 2003, the Company tended to be slightly liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $413,000 in 30 days and $429,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities "(RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of December 31, 2003, the Company's RSA/RSL was 1.00, which was within the established guidelines.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. The Company has a $10 million unsecured line of credit with a correspondent bank. Als0, the Company can borrow approximately $52.973 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at December 31, 2003 and December 31, 2002 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                           +200          +100            -100            -200
                           -----------------------------------------------------
December 31, 2003 .....    11.7%          5.9%           (5.9%)          (11.7%)
December 31, 2002 .....     7.6%          3.8%           (3.9%)          (7.8%)

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

o The economic impact of past and any future terrorist attacks, acts of war and threats thereof, and the response of the United States to any such threats and attacks.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements begin on page 34.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2003, 2002 and 2001

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS



--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets

  Consolidated Statements of Income

  Consolidated Statements of Changes in Shareholders' Equity

  Consolidated Statements of Cash Flows

  Notes to Consolidated Financial Statements

                          Independent Auditor's Report


The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP
---------------------------

Champaign, Illinois
February 6, 2004

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2003 and 2002
                        (in thousands, except share data)

                                                                      2003              2002
                                                                   --------------------------
Assets

Cash and due from banks ........................................   $    45,899    $    59,744
Federal funds sold and interest bearing deposits ...............        30,004         43,002
                                                                   --------------------------
        Cash and cash equivalents ..............................        75,903        102,746
                                                                   --------------------------
Investments in debt and equity securities:

  Available-for-sale, at fair value ............................       265,914        240,616
  Held-to-maturity, at cost (fair value of $96,628 and $70,489
    at December 31, 2003 and 2002, respectively) ...............        97,056         68,563
  Non-marketable equity securities .............................         7,756          7,031
                                                                   --------------------------
    Total investments in debt and equity securities ............       370,726        316,210
                                                                   --------------------------
Loans, net of allowance for loan losses of $9,786 and $9,259
  at December 31, 2003 and 2002, respectively ..................       666,259        664,142
Mortgage loans held for sale ...................................           632          2,972
Premises and equipment .........................................        17,622         18,349
Accrued interest receivable ....................................         6,430          7,315
Other assets ...................................................        16,602         10,994
                                                                   --------------------------
        Total assets ...........................................   $ 1,154,174    $ 1,122,728
                                                                   ==========================

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
    Non-interest bearing .......................................   $   162,175    $   163,903
    Interest bearing ...........................................       736,297        704,683
                                                                   --------------------------
        Total deposits .........................................       898,472        868,586

  Federal funds purchased, repurchase agreements and notes
    payable ....................................................       102,998         80,651
  Federal Home Loan Bank advances and other borrowings .........        29,980         27,806
  Accrued interest payable .....................................         1,669          2,252
  Other liabilities ............................................         9,605          8,963
                                                                   --------------------------
        Total liabilities ......................................     1,042,724        988,258
                                                                   --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ..            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued ...................................           112            112
  Paid in capital ..............................................        55,271         55,337
  Retained earnings ............................................       101,521         92,853
  Accumulated other comprehensive income .......................         1,941          3,776
                                                                   --------------------------
                                                                       158,845        152,078
  Less:  treasury stock, at cost, 1,718,950 and 755,047 shares
    at December 31, 2003 and  2002, respectively ...............       (47,395)       (17,608)
                                                                   --------------------------
        Total shareholders' equity .............................       111,450        134,470
                                                                   --------------------------
        Total liabilities and shareholders' equity .............   $ 1,154,174    $ 1,122,728
                                                                   ==========================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

                                                                         2003            2002           2001
                                                                     -------------------------------------------
Interest income:
  Loans and fees on loans ........................................   $     41,467    $     48,080   $     55,280
  Investments in debt and equity securities
    Taxable ......................................................         11,502          12,471         13,831
    Tax-exempt ...................................................          2,270           2,375          2,347
  Federal funds sold and interest bearing deposits ...............            447             437          1,737
                                                                     -------------------------------------------
        Total interest income ....................................         55,686          63,363         73,195

Interest expense:
  Deposits .......................................................         14,070          18,714         28,831
  Federal funds purchased, repurchase agreements and notes payable          1,094           1,169          2,550
  Federal Home Loan Bank advances and other borrowings ...........          1,559           1,834          2,217
                                                                     -------------------------------------------
        Total interest expense ...................................         16,723          21,717         33,598
                                                                     -------------------------------------------

        Net interest income ......................................         38,963          41,646         39,597
Provision for loan losses ........................................          1,470           1,450          2,670
                                                                     -------------------------------------------
        Net interest income after provision for loan losses ......         37,493          40,196         36,927

Non-interest income:
  Remittance processing ..........................................          7,211           7,277          7,187
  Trust and brokerage fees .......................................          5,783           5,929          5,227
  Service charges on deposit accounts ............................          2,545           2,373          2,217
  Securities transactions, net ...................................            (12)            211            110
  Gain on sales of mortgage loans, net ...........................          2,536           1,368            828
  Other ..........................................................          2,231           1,708          1,697
                                                                     -------------------------------------------
        Total non-interest income ................................         20,294          18,866         17,266

Non-interest expense:
  Salaries and employee benefits .................................         18,245          18,721         17,761
  Occupancy ......................................................          2,489           2,376          2,297
  Equipment ......................................................          2,389           2,779          3,405
  Data processing ................................................          2,108           2,300          1,943
  Office supplies ................................................          1,266           1,261          1,535
  Service charges from correspondent banks .......................            931             932            885
  Reconciliation liability .......................................           --              --           (2,500)
  Other ..........................................................          4,913           4,792          4,960
                                                                     -------------------------------------------
        Total non-interest expense ...............................         32,341          33,161         30,286

        Income before income taxes ...............................         25,446          25,901         23,907
Income taxes .....................................................          8,841           8,520          7,736
                                                                     -------------------------------------------
        Net income ...............................................   $     16,605    $     17,381   $     16,171
                                                                     ===========================================

Per share data:
  Basic earnings per share .......................................   $       1.62    $       1.61   $       1.48
  Weighted average shares of common stock outstanding ............     10,242,929      10,792,092     10,930,736

  Diluted earnings per share .....................................   $       1.60    $       1.60   $       1.45
  Weighted average shares of common stock and dilutive potential
     common shares outstanding ...................................     10,359,836      10,878,823     11,138,290

  Dividends declared per share ...................................   $       0.76    $       0.54   $       0.45

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                  Years Ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

                                                                               Accumulated
                                                                                  Other
                                                                               Comprehensive  Treasury Stock
                                          Common Stock      Paid-in   Retained    Income     ------------------
                                       Shares      Amount   Capital   Earnings    (Loss)     Shares      Amount     Total
                                     --------------------------------------------------------------------------------------


Balance, December 31, 2000 ......    11,111,582    $  111   $54,222   $ 72,591    $  600     117,786   $ (2,122)   $125,402
Comprehensive Income:
  Net income ....................            --        --        --     16,171        --          --         --      16,171
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of $1,172 .............            --        --        --         --     2,221          --         --       2,221
  Reclassification adjustment,
    net of tax of ($39) .........            --        --        --         --       (71)         --         --         (71)
                                                                                                                   --------
     Comprehensive income .......                                                                                    18,321
                                                                                                                   --------
Fractional shares of common stock
  purchased following
  stock dividend ................          (301)       --        (6)        --        --          --         --          (6)
Stock appreciation rights .......            --        --        23         --        --          --         --          23
Cash dividends ($0.45 per share)             --        --        --     (4,945)       --          --         --      (4,945)
Treasury stock transactions, net             --        --       (92)        (7)       --     149,997     (2,703)     (2,802)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 2001 ......    11,111,281       111    54,147     83,810     2,750     267,783     (4,825)    135,993
Comprehensive Income:
  Net income ....................            --        --        --     17,381        --          --         --      17,381
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of $1,159 .............            --        --        --         --     1,153          --         --       1,153
  Reclassification adjustment,
    net of tax of ($84) .........            --        --        --         --      (127)         --         --        (127)
                                                                                                                   --------
     Comprehensive income .......                                                                                    18,407
                                                                                                                   --------
Stock appreciation rights .......            --        --       (31)        --        --          --         --         (31)
Cash dividends ($0.54 per share)             --        --        --     (5,752)       --          --         --      (5,752)
Issuance of new shares of common
  stock .........................       108,038         1     1,221         --        --          --         --       1,222
Treasury stock transactions, net             --        --        --     (2,586)       --     487,264    (12,783)    (15,369)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 2002 ......    11,219,319       112    55,337     92,853     3,776     755,047    (17,608)    134,470
Comprehensive Income:
  Net income ....................            --        --        --     16,605        --          --         --      16,605
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of ($1,228) ...........            --        --        --         --    (1,842)         --         --      (1,842)
  Reclassification adjustment,
    net of tax of $5 ............            --        --        --         --         7          --         --           7
                                                                                                                   --------
     Comprehensive income .......                                                                                    14,770
                                                                                                                   --------
Stock appreciation rights .......            --        --       (66)        --        --          --         --         (66)
Cash dividends ($0.76 per share)             --        --        --     (7,567)       --          --         --      (7,567)
Treasury stock transactions, net             --        --        --       (370)       --     963,903    (29,787)    (30,157)
                                     --------------------------------------------------------------------------------------
Balance, December 31, 2003 ......    11,219,319    $  112    $55,271  $101,521    $1,941   1,718,950   $(47,395)   $111,450
                                     ======================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                             2003          2002         2001
                                                                          -----------------------------------
Cash flows from operating activities:
Net income ............................................................   $  16,605    $  17,381    $  16,171
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .......................................       2,453        2,647        2,731
  Amortization (accretion) of bond premiums, net ......................       2,249        1,188          (78)
  Provision for loan losses ...........................................       1,470        1,450        2,670
  Deferred income taxes ...............................................        (637)      (1,016)      (1,643)
  Securities transactions, net ........................................          12         (211)        (110)
  Federal Home Loan Bank stock dividend ...............................        (296)        (187)        (240)
  Undistributed earnings from non-marketable equity securities ........        (172)        --           --
  Gain on sales of mortgage loans, net ................................      (2,536)      (1,368)        (828)
  Proceeds from sales of mortgage loans originated for sale ...........     209,192      138,898      104,155
  Mortgage loans originated for sale ..................................    (204,316)    (131,727)    (110,012)
  Other, net ..........................................................      (3,281)       1,309       (2,351)
                                                                          ---------=-------------------------
        Net cash provided by operating activities .....................      20,743       28,364       10,465
                                                                          -----------------------------------

Cash flows from investing activities:
  Net (increase) decrease in loans ....................................      (3,647)       7,172      (15,882)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................      15,217        2,956       32,239
    Available-for-sale ................................................     163,034      116,835      140,054
  Proceeds from sales of investments in debt and equity securities:
    Available-for-sale ................................................      11,085       44,732       29,567
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (63,526)     (25,158)     (21,744)
    Available-for-sale ................................................    (222,498)    (150,268)    (223,994)
    Other equity securities ...........................................        (830)      (1,970)        (750)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      18,923       17,272        9,948
    Available-for-sale ................................................      18,738       16,012        6,127
  Return of principal on other equity securities ......................         490          106           31
  Purchases of premises and equipment .................................      (1,726)      (1,737)      (1,116)
                                                                          -----------------------------------
        Net cash (used in) provided by investing activities ...........     (64,740)      25,952      (45,520)
                                                                          -----------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits .................................      29,886      (15,523)      44,177
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ..........................      22,347       (4,556)      15,549
  Advances from Federal Home Loan Bank and other borrowings ...........       2,268       13,000        5,000
  Payments on Federal Home Loan Bank and other borrowings .............         (94)     (20,089)     (11,083)
  Cash dividends paid .................................................      (7,142)      (5,634)      (4,540)
  Issuance of new shares of common stock, net .........................        --          1,222           --
  MSTI stock transactions, net ........................................     (30,111)     (15,369)      (2,808)
                                                                          -----------------------------------
        Net cash provided by (used in) financing activities ...........      17,154      (46,949)      46,295
                                                                          -----------------------------------
        Net (decrease) increase in cash and cash equivalents ..........     (26,843)       7,367       11,240
Cash and cash equivalents at beginning of year ........................     102,746       95,379       84,139
                                                                          -----------------------------------
Cash and cash equivalents at end of period ............................   $  75,903    $ 102,746    $  95,379
                                                                          ===================================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................   $  17,306    $  22,855    $  34,792
    Income taxes ......................................................       8,937        9,061        8,775
  Real estate acquired through or in lieu of foreclosure ..............          60          297           --
  Dividends declared not paid .........................................       1,995        1,570        1,452

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Organization

Main Street Trust, Inc. is a holding company whose subsidiaries BankIllinois, The First National Bank of Decatur and FirsTech, Inc., (the "Company") provide a full range of banking services to individual and corporate customers located within Champaign, Decatur, and Shelbyville, Illinois, and the surrounding communities. The subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products. Additionally, the Company is subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

     Property held in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company.

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

     The following is a summary of selected data for the various business segments as of and for the year ending December 31:

                                 Banking     Remittance
                                 Services     Services     Company     Eliminations     Total
------------------------------------------------------------------------------------------------
2003
 Total interest income ......   $   55,288   $       46   $      466    $     (114)   $   55,686
 Total interest expense .....       16,816           --           21          (114)       16,723
 Provision for loan losses ..        1,470           --           --            --         1,470
 Total non-interest income ..       13,314        7,294        4,653        (4,967)       20,294
 Total non-interest expense .       26,486        5,014        5,808        (4,967)       32,341
 Income before income tax ...       23,830        2,326         (710)           --        25,446
 Income tax expense .........        8,185          942         (286)           --         8,841
 Net income .................       15,645        1,384         (424)           --        16,605
 Total assets ...............    1,136,418        3,740      118,241      (104,225)    1,154,174
 Depreciation and amortization       1,542          429          482            --         2,453

2002
 Total interest income ......   $   63,207   $       88   $      210    $     (142)   $   63,363
 Total interest expense .....       21,843           --           16          (142)       21,717
 Provision for loan losses ..        1,450           --           --            --         1,450
 Total non-interest income ..       12,259        7,396          (60)         (729)       18,866
 Total non-interest expense .       27,298        5,051        1,541          (729)       33,161
 Income before income tax ...       24,875        2,433       (1,407)           --        25,901
 Income tax expense .........        8,110          974         (564)           --         8,520
 Net income .................       16,765        1,459         (843)           --        17,381
 Total assets ...............    1,110,691        6,774      137,243      (131,980)    1,122,728
 Depreciation and amortization       2,105          512           30            --         2,647

2001
 Total interest income ......   $   73,122   $      135   $      111    $     (173)   $   73,195
 Total interest expense .....       33,771           --           --          (173)       33,598
 Provision for loan losses ..        2,670           --           --            --         2,670
 Total non-interest income ..       10,669        7,543         (148)         (798)       17,266
 Total non-interest expense .       26,964        5,565       (1,445)         (798)       30,286
 Income before income tax ...       20,386        2,113        1,408            --        23,907
 Income tax expense .........        6,355          790          591            --         7,736
 Net income .................       14,031        1,323          817            --        16,171
 Total assets ...............    1,143,675        7,208      138,392      (137,764)    1,151,511
 Depreciation and amortization       2,152          549           30            --         2,731

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

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

(e)  Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to the related occupancy or equipment expense using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are 3 to 39 years for buildings and leasehold improvements and 3 to 7 years for furniture and equipment. Maintenance and repairs are charged to operations as incurred.

(f)  Other Real Estate

     Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the carrying value is reduced through a charge to income. Expenses incurred in maintaining the properties are charged to operations. The Company had no other real estate owned at December 31, 2003 and $58,000 at December 31, 2002.

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

     Earnings per share has been computed as follows:

                                                             2003          2002          2001
                                                          ---------------------------------------
Net Income ............................................   $16,605,000   $17,381,000   $16,171,000
Shares:
  Weighted average common shares outstanding ..........    10,242,929    10,792,092    10,930,736
  Dilutive effect of outstanding options, as determined
    by the application of the treasury stock method ...       116,907        86,731       207,554
                                                          ---------------------------------------
  Weighted average common shares outstanding,
    as adjusted .......................................    10,359,836    10,878,823    11,138,290
                                                          =======================================
Basic earnings per share ..............................   $      1.62   $      1.61   $      1.48
                                                          =======================================
Diluted earnings per share ............................   $      1.60   $      1.60   $      1.45
                                                          ===========   ===========   ===========

(i)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods. Cash flows from loans, deposits, and federal funds purchased, repurchase agreements and notes payable are reported net.

(j)  Reclassification

     Certain amounts in the 2001 and 2002 consolidated financial statements have been reclassified to conform with the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

(k)  Stock Option Plans

     The Company has five stock-based compensation plans which have been in existence for all periods presented, and which are more fully described in
     Note 13. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                        2003           2002           2001
                                                   --------------------------------------
Net income on common stock:
  As reported ..................................   $   16,605    $   17,381    $   16,171
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........         (263)         (290)         (293)
                                                   --------------------------------------
     Pro forma .................................   $   16,342    $   17,091    $   15,878
                                                   ======================================
Basic earnings per share:
  As reported ..................................   $     1.62    $     1.61    $     1.48
  Pro forma ....................................         1.60          1.58          1.45
Diluted earnings per share:
  As reported ..................................   $     1.60    $     1.60    $     1.45
  Pro forma ....................................         1.58          1.57          1.43

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

                                         2003            2002            2001
                                        ----------------------------------------
Number of options granted ......        135,000         158,000         169,050
Risk-free interest rate ........          3.64%           5.20%           5.05%
Expected life, in years ........           8.00            8.00            6.97
Expected volatility ............          13.35%         10.34%          14.10%
Expected dividend yield ........           2.42%          2.80%           2.23%

3. Cash and Due from Banks

The compensating balances held at correspondent banks were $35,630,000 and $47,424,000 at December 31, 2003 and 2002, respectively. The Banks maintain such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Banks were required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $10,369,000 and $8,312,000 at December 31, 2003 and 2002, respectively.

4. Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                                                                Available-for-Sale
                                                                                   ------------------------------------------
                                                                                                Gross       Gross
                                                                                   Amortized  Unrealized  Unrealized   Fair
                                                                                      Cost      Gains       Losses     Value
                                                                                   ------------------------------------------
December 31, 2003
  U.S. Treasury and other
    government agencies .........................................................   $217,773   $  2,917   $    491   $220,199
  Mortgage-backed securities ....................................................     23,196        518        707     23,007
  Obligations of state and political subdivisions ...............................     16,319        999          1     17,317
  Other .........................................................................      5,391        981        981      5,391
                                                                                    -----------------------------------------
                                                                                    $262,679   $  5,415   $  2,180   $265,914
                                                                                    =========================================
December 31, 2002
  U.S. Treasury and other
    government agencies .........................................................   $182,726   $  5,815   $      6   $188,535
  Mortgage-backed securities ....................................................     29,987        927         30     30,884
  Obligations of state and political subdivisions ...............................     15,248        922          2     16,168
  Other .........................................................................      6,375        322      1,668      5,029
                                                                                    -----------------------------------------
                                                                                    $234,336   $  7,986   $  1,706   $240,616
                                                                                    =========================================

                                                                                                  Held-to-Maturity
                                                                                    -----------------------------------------
                                                                                                Gross       Gross
                                                                                   Amortized  Unrealized  Unrealized   Fair
                                                                                      Cost      Gains       Losses     Value
                                                                                   ------------------------------------------
December 31, 2003
  U.S. Treasury and other
    government agencies .........................................................   $ 10,704   $      3   $    154   $ 10,553
  Mortgage-backed securities ....................................................     50,029         81      1,789     48,321
  Obligations of state and political subdivisions ...............................     36,323      1,433          2     37,754
                                                                                    -----------------------------------------
                                                                                    $ 97,056   $  1,517   $  1,945   $ 96,628
                                                                                    =========================================
December 31, 2002
  U.S. Treasury and other
    government agencies .........................................................   $  1,750   $      4   $     --   $  1,754
  Mortgage-backed securities ....................................................     23,595        184         48     23,731
  Obligations of state and political subdivisions ...............................     43,218      1,787          1     45,004
                                                                                    -----------------------------------------
                                                                                    $ 68,563   $  1,975   $     49   $ 70,489
                                                                                    =========================================

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

                                        Continuous           Continuous
                                      Unrealized Losses   Unrealized Losses
                                      Existing for Less   Existing Greater
                                       Than 12 months      Than 12 months            Total
                                     ------------------  -------------------   ------------------
                                      Fair   Unrealized    Fair   Unrealized    Fair   Unrealized
                                      Value    Losses      Value    Losses      Value    Losses
                                     ------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ..........   $56,784   $   491   $    --   $    --     $56,784   $   491
  Mortgage-backed securities .....     9,854       707        --        --       9,854       707
  Obligations of state and
    political subdivisions .......     1,114         1        --        --       1,114         1
                                     ---------------------------------------------------------
        Subtotal, debt securities    $67,752   $ 1,199   $    --   $    --     $67,752   $ 1,199
  Other ..........................      --        --       1,433       981       1,433       981
                                     ---------------------------------------------------------
        Total temporarily impaired
        securities ...............   $67,752   $ 1,199   $ 1,433   $   981     $69,185   $ 2,180
                                     =========================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ..........   $ 8,094   $   154   $    --   $    --     $ 8,094   $   154
  Mortgage-backed securities .....    38,654     1,789        --        --      38,654     1,789
  Obligations of state and
    political subdivisions .......       346         2        --        --         346         2
                                     ---------------------------------------------------------
        Total temporarily impaired
        securities ...............   $47,094   $ 1,945   $    --   $    --     $47,094   $ 1,945
                                     =========================================================

The $981,000 continuous unrealized loss greater than 12 months on other securities is made up of 10 stocks and is believed to be a temporary loss. The loss on these stocks at December 31, 2002 was $1,331,000 compared to $981,000 at December 31, 2003, an improvement of $350,000. Management believes the market value of these stocks will continue to improve as the economy continues to recover. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary.

A summary of non-marketable equity securities (in thousands) at December 31, 2003 and 2002 is as follows:

                                                             2003          2002
                                                            --------------------
Federal Home Loan Bank Stock, at cost ..............        $4,028        $3,732
Federal Reserve Bank Stock, at cost ................           231           231
Other investments, at fair value ...................         3,497         3,068
                                                            --------------------
                                                            $7,756        $7,031
                                                            ====================

Realized gains and (losses) (in thousands) on sales and maturities for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                2003         2002         2001
                                              ----------------------------------
Gross gains .............................     $   173      $ 1,016      $   563
Gross (losses) ..........................        (185)        (805)        (453)
                                              ---------------------------------
Net gains (losses) ......................     $   (12)     $   211      $   110
                                              =================================
Applicable income taxes (benefit) .......     $    (5)     $    84      $    39
                                              =================================

Investments in debt and equity securities with a carrying value of $244,099,000 and $212,414,000 were pledged at December 31, 2003 and 2002, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and equity securities (in thousands) at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.

                                        Available-For-Sale       Held-To-Maturity
                                        ------------------------------------------
                                        Amortized     Fair    Amortized    Fair
                                           Cost       Value     Cost       Value
                                        ------------------------------------------
Due in one year or less ..............   $ 57,433   $ 58,274   $ 13,504   $ 13,692
Due after one year through five years     170,361    172,458     25,720     26,687
Due after five years through ten years      5,277      5,675      7,298      7,360
Due after ten years ..................      1,021      1,109        505        568
                                         -----------------------------------------
                                         $234,092   $237,516   $ 47,027   $ 48,307
Mortgage-backed securities ...........     23,196     23,007     50,029     48,321
Marketable equity securities .........      5,391      5,391         --         --
Non-marketable equity securities .....      7,756      7,756         --         --
                                         -----------------------------------------
          Total debt securities ......   $270,435   $273,670   $ 97,056   $ 96,628
                                         =========================================

5. Loans

A summary of loans (in thousands), by classification, at December 31, 2003 and 2002 is as follows:

                                                           2003           2002
                                                         -----------------------

Commercial, financial, and agricultural ..........       $249,795       $234,045
Real estate ......................................        348,997        343,827
Installment and consumer .........................         77,253         95,529
                                                         -----------------------
                                                         $676,045       $673,401
Less:
     Allowance for loan losses ...................          9,786          9,259
                                                         -----------------------
                                                         $666,259       $664,142
                                                         =======================

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

During 2003, 2002 and 2001, the Company sold approximately $209,192,000, $138,898,000 and $104,155,000, respectively, of residential mortgage loans in the secondary market with servicing released on approximately $50,595,000, $49,040,000 and $52,511,000, respectively. Gross gains of approximately $2,542,000, $1,385,000 and $856,000, and gross losses of approximately $6,000,
$17,000 and $28,000, were realized on the sales during 2003, 2002 and 2001, respectively. Capitalized mortgage servicing rights totaled $949,000 and $544,000 at December 31, 2003 and 2002, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2003, 2002 and 2001:

                                                  2003        2002        2001
                                                --------------------------------
Fannie Mae .................................    $191,505    $137,888    $107,950
Freddie Mac ................................      10,287       6,250       4,216
Illinois Housing Development Authority .....       1,219       1,655       2,288

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2003 was as follows:

                                                                         2003
                                                                       --------
Balance, January 1 .....................................               $ 49,617
New loans ..............................................                 40,503
Repayments .............................................                (51,527)
                                                                       --------
Balance, December 31 ...................................               $ 38,593
                                                                       ========

At December 31, 2003, one to four family real estate mortgage loans of approximately $75,115,000 were pledged to secure advances from the Federal Home Loan Bank, and approximately $25,057,000 of consumer loans were pledged to the Federal Reserve Bank to secure potential future borrowings from the Fed Discount Window.

Activity in the allowance for loan losses (in thousands) for 2003, 2002 and 2001 was as follows:

                                                    2003       2002      2001
                                                  -----------------------------

Balance, beginning of year ....................   $ 9,259    $ 9,259    $ 8,879
Provision charged to expense ..................     1,470      1,450      2,670
Loans charged off .............................    (1,640)    (1,927)    (2,673)
Recoveries on loans previously charged off ....       697        477        383
                                                  -----------------------------
Balance, end of year ..........................   $ 9,786    $ 9,259    $ 9,259
                                                  =============================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2003, 2002 and 2001:

                                                          2003    2002     2001
                                                         -----------------------

Impaired loans on nonaccrual .........................   $  130   $ 764   $  125
Impaired loans continuing to accrue interest .........      288      --       --
                                                         ------   -----   ------
Total impaired loans .................................   $  418   $ 764   $  125
                                                         ======   =====   ======
Other non-accrual loans not classified
   as impaired .......................................   $  269   $ 628   $3,216
                                                         ======   =====   ======
Loans contractually past due 90 days or
   more, still accruing interest and not classified
   as impaired .......................................   $  590   $ 829   $1,774
                                                         ======   =====   ======
Allowance for loan losses on impaired loans ..........   $   63   $ 115   $   19
                                                         ======   =====   ======
Impaired loans for which there is no related
   allowance for loan losses .........................   $   --   $  --   $   --
                                                         ======   =====   ======
Average recorded investment in impaired
   loans .............................................   $  847   $ 515   $  142
                                                         ======   =====   ======
Interest income recognized from impaired
   loans .............................................   $   13   $  --   $   --
                                                         ======   =====   ======
Cash basis interest income recognized from
   impaired loans ....................................   $   10   $   6   $    5
                                                         ======   =====   ======

6. Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2003 and 2002 is as follows:

                                                               2003        2002
                                                             -------------------

Land ...................................................     $ 4,818     $ 4,788
Furniture and equipment ................................      14,951      14,889
Buildings and leasehold improvements ...................      23,947      23,388
                                                             -------------------
                                                             $43,716     $43,065
Less: accumulated depreciation and amortization ........      26,094      24,716
                                                             -------------------
                                                             $17,622     $18,349
                                                             ===================

Depreciation and amortization expense was $2,453,000, $2,647,000 and $2,731,000 for 2003, 2002 and 2001, respectively.

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through March 2008 and have renewal options to extend the lease terms for various dates. The rental expense for these operating leases was $218,000, $240,000 and $239,000 in 2003, 2002 and 2001, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2003 are as follows:

2004                                                                 $    201
2005                                                                      143
2006                                                                      134
2007                                                                      115
2008                                                                        2
                                                                     --------
                                                                     $    595
                                                                     ========

7. Deposits

The aggregate amount of time certificate of deposits in denominations of $100,000 or more was $113,917,000 and $118,173,000 at December 31, 2003 and
2002, respectively. As of December 31, 2003, the scheduled maturities of time deposits (in thousands) were as follows:

2004                                                              $ 203,731
2005                                                                 83,902
2006                                                                 22,018
2007                                                                 17,720
2008                                                                 12,549
Thereafter                                                                6
                                                                  ---------
                                                                  $ 339,926
                                                                  =========

8. Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2003 and 2002 is as follows:

                                                             2003         2002
                                                           ---------------------
Federal funds purchased ..............................     $  1,550     $  3,700
U.S. Treasury demand notes ...........................        1,000        1,000
Securities sold under agreements to repurchase .......      100,448       75,951
                                                           ---------------------
                                                           $102,998     $ 80,651
                                                           =====================

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                    2003       2002       2001
                                                  ------------------------------
Federal funds purchased:
  Average daily balance .......................   $  5,004   $  4,599   $  4,629
  Maximum balance at month-end ................   $  7,550   $ 21,300   $ 12,090
  Weighted average interest rate at year-end ..      0.56%      0.50%      1.29%
  Weighted average interest rate for the year .      0.81%      1.70%      4.36%

Securities sold under agreements to repurchase:

  Average daily balance .......................   $ 89,261   $ 62,298   $ 68,061
  Maximum balance at month-end ................   $100,448   $ 75,951   $ 77,281
  Weighted average interest rate at year-end ..      1.06%      1.36%      2.27%
  Weighted average interest rate for the year .      1.17%      1.71%      3.32%

U.S. Treasury demand notes:
  Average daily balance .......................   $    764   $  1,459   $  2,228
  Maximum balance at month-end ................   $  1,000   $  4,437   $  5,186
  Weighted average interest rate at year-end ..      0.72%      1.14%      2.70%
  Weighted average interest rate for the year .      0.91%      1.58%      4.12%

The securities underlying the agreements to repurchase are under the control of the Banks.

9. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2003 is as follows:

                                                            December 31
                                 ----------------------------------------------------------------
                                                    2003                                   2002
                                 ----------------------------------------------------     -------
                                                                             Weighted
                                   FHLB            Other                      Average
                                 Advances       Borrowings      Total          Rate        Total
                                 ----------------------------------------------------------------
Maturing in year ending:
2003                             $     --         $    --      $    --           --%      $    23
2004                                   --              23           23         4.25%           23
2005                                   --              93           93         3.17%           23
2006                                5,000           2,221        7,221         4.81%        5,023
2007                                2,597              23        2,620         6.82%        2,691
2008                               20,000              23       20,023         5.23%       20,023
                                 ----------------------------------------------------------------
                                 $ 27,597         $ 2,383     $ 29,980         5.26%     $ 27,806
                                 ================================================================

The terms of a security agreement with the FHLB require the Banks to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. The Banks had a total remaining borrowing capacity with the FHLB of approximately $52,973,000 at December 31, 2003 at a rate equal to the FHLB current advance rates.

The other borrowings include $2.268 million to finance an investment in a low-income housing development and $115,000 for the purchase of land. Principal of $70,000 is due August 22, 2005 with the remaining balance due August 22, 2006 on the low-income housing development investment. Interest is based on the one-month LIBOR rate plus 1.70%. The loan rate at December 31, 2003 was 2.82%. The land was originally purchased in 1999 at a cost of $266,000, with principal of $23,000 and annual interest due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of each year. The rate at December 31, 2003 was 4.25%.

10. Line of Credit

The Company has an unsecured line of credit of $10,000,000 from a third party lender. As of December 31, 2003, the entire line was available.

11.  Income Taxes

Federal income tax expense (in thousands) for 2003, 2002 and 2001 is summarized as follows:

                                       2003              2002             2001
                                      -----------------------------------------

Federal .....................         $ 8,480          $ 8,707          $ 8,353
State .......................             998              829            1,026
                                      -----------------------------------------
Current .....................           9,478            9,536            9,379
Deferred ....................            (637)          (1,016)          (1,643)
                                      -----------------------------------------
Total .......................         $ 8,841          $ 8,520          $ 7,736
                                      =========================================

Actual income tax expense (in thousands) for 2003, 2002 and 2001 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                2003         2002         2001
                                              ---------------------------------
Computed "expected" income taxes ........     $ 8,906      $ 9,066      $ 8,367
Tax-exempt interest income, net of
  disallowed interest expense ...........        (744)        (764)        (718)
State tax, net of federal benefit .......         649          539          667
Other, net ..............................          30         (321)        (580)
                                              ---------------------------------
                                              $ 8,841      $ 8,520      $ 7,736
                                              =================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities, included in other assets, at December 31, 2003 and 2002 are as follows:

                                                               2003       2002
                                                             ------------------
Deferred tax assets:
  Allowance for loan losses ...............................  $ 3,889    $ 3,347
  Deferred compensation ...................................    1,564      1,611
  Stock appreciation rights ...............................       36         73
  Other employee benefits .................................      279        115
  Phantom stock ...........................................      282        225
  Other ...................................................      111        148
                                                             ------------------
        Total deferred tax assets .........................  $ 6,161    $ 5,519
                                                             ------------------
Deferred tax liabilities:
   Unrealized holding gain on available-for-sale securities  $(1,294)   $(2,517)
   Premises and equipment .................................     (658)      (852)
   Mortgage servicing rights ..............................     (201)      (153)
   Deferred loan fees .....................................     (197)       (93)
   Discount accretion .....................................      (61)      (138)
   FHLB Stock Dividend ....................................     (372)      (248)
                                                             ------------------
        Total deferred tax liabilities ....................  $(2,783)   $(4,001)
                                                             ------------------
            Net deferred tax assets .......................  $ 3,378    $ 1,518
                                                             ==================

12. Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allowed for participants' contributions up to the maximum amount allowed by IRS regulations, of which, the first 6% of gross salary was available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Total contributions by the Company totaled $887,000, $926,000 and $746,000 for 2003, 2002 and 2001, respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $288,000,   $281,000   and  $281,000  in  2003,   2002  and  2001,
respectively, related to these agreements. At December 31, 2003 and 2002, the Company had a recorded liability in the amount of approximately $3,915,000 and $3,731,000, respectively for these plans.

Additionally, in connection with the merger, the Company assumed the outstanding liability for a deferred compensation plan for nonemployee directors of the Company which allowed participating directors to defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors that elected to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, was credited with phantom stock units. After the merger, no additional contributions were allowed to these plans, however, phantom stock units continue to be increased by any dividends or stock splits declared by the Company. At December 31, 2003 and 2002, there were 23,205 and 23,326 phantom stock units with a recorded liability in the amount of $710,000 and $567,000, respectively. Additionally, the Company had a recorded liability of $20,000 and $25,000 at December 31, 2003 and 2002, respectively for the fixed income fund.

13. Stock Options and Related Plans

In 2000, after the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. to form the Company, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in 2003 vest, and thus become exercisable, ratably over a one-year period from the date granted. Existing officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted. Under the 2000 incentive plan, the Company has outstanding options of 545,381 shares and 1,626,458 remain eligible for grant. This is the Company's only existing stock incentive plan.

Additionally, in connection with the merger, the Company assumed all of the outstanding options under First Decatur Bancshares, Inc.'s and BankIllinois Financial Corporation's stock option and incentive plans. There were four plans in place at the time of the merger. All of the options granted under these prior plans fully vested at the time of the merger and no additional options were available for grant after the merger. One of the plans included the granting of options in tandem with stock appreciation rights ("SAR's"). As of December 31, 2003, there were options outstanding for an aggregate of 36,399 shares of the Company's common stock and 3,992 SAR's under the prior plans.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                           2003                         2002                         2001
                                    -----------------------------------------------------------------------------------
                                                   Grant                        Grant                        Grant
                                                   Price                        Price                        Price
                                    Shares         Range        Shares          Range        Shares          Range
                                   ------------------------------------------------------------------------------------
Options outstanding,
  beginning of year ............    589,250   $ 6.92 - $19.76   868,998    $ 5.36 - $19.76   726,273    $ 5.36 - $19.76
Granted ........................    135,000   $24.80 - $24.85   158,000    $18.60 - $18.60   169,050    $17.50 - $17.50
Exercised ......................   (142,470)  $ 6.92 - $24.80  (428,553)   $ 5.36 - $19.76   (17,360)   $ 5.36 - $12.05
Options forfeited ..............         --                --    (9,195)   $17.50 - $18.60    (8,965)   $16.86 - $19.76
                                   ------------------------------------------------------------------------------------
Options oustanding, end of year     581,780   $ 6.92 - $24.85   589,250    $ 6.92 - $19.76   868,998    $ 5.36 - $19.76
                                   ====================================================================================
Options exercisable, end of year    467,769   $ 6.92 - $24.85   493,893    $ 6.92 - $19.76   784,769    $ 5.36 - $19.76
                                   ====================================================================================
Weighted average fair value
  of options granted ...........                   $3.96                        $3.36                        $3.73
                                   ====================================================================================


                          Options Outstanding                        Options Exercisable
-----------------------------------------------------------------------------------------
                                        Weighted
                        Outstanding     Average       Weighted    Exercisable    Weighted
       Range               as of       Remaining      Average        as of       Average
        of             December 31,   Contractual     Exercise    December 31,   Exercise
  Exercise price           2003           Life         Price          2003         Price
-----------------------------------------------------------------------------------------
  $ 6.92 - $6.92           3,992          1.0        $  6.92         3,992        $ 6.92
  $17.50 - $19.76        442,943          6.8          18.26       404,975         18.24
  $24.80 - $24.85        134,845          9.2          24.80        58,802         24.80
                     -------------------------------------------------------------------
                         581,780          7.3        $ 19.70       467,769       $ 18.97
                     ===================================================================

14. Dividend Restrictions

Without prior approval of the Comptroller of the Currency, The First National Bank of Decatur is restricted by national banking laws as to the maximum amount of dividends it can pay in any calendar year to The First National Bank of Decatur's retained net profits (as defined) for that year and the two preceding years. At December 31, 2003, The First National Bank of Decatur had paid dividends in excess of available retained earnings and, therefore, must obtain approval from the Comptroller of the Currency before declaring future dividends.

Without prior approval, BankIllinois is restricted by Illinois law and regulations of the Office of Banks and Real Estate, State of Illinois, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2003, BankIllinois had available retained earnings of approximately $29,378,000 for the payment of dividends without obtaining prior regulatory approval.

15. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2003 and 2002 and the related condensed statements of income and cash flows for the years ended December 31, 2003, 2002 and 2001 for Main Street Trust, Inc.:

                            Condensed Balance Sheets
                            ------------------------
                                 (in thousands)

                                                            2003          2002
                                                         -----------------------
Assets:
  Cash ...........................................       $ 10,841       $  2,287
  Investment in Banks ............................         88,370        118,251
  Investment in FirsTech .........................          3,408          6,524
  Investment in other securities .................          8,655          6,875
  Other assets ...................................          6,967          3,306
                                                         -----------------------
                                                         $118,241       $137,243
                                                         =======================
Liabilities and shareholders' equity:
  Dividend payable ...............................       $  1,995       $  1,570
  Other borrowings ...............................          2,268             --
  Other liabilities ..............................          2,528          1,203
  Shareholders' equity ...........................        111,450        134,470
                                                         -----------------------
                                                         $118,241       $137,243
                                                         =======================



                Condensed Statements of Income
                ------------------------------
                        (in thousands)

                                                        2003        2002        2001
                                                      --------------------------------
Revenue:
  Dividends received from subsidiaries ............   $ 47,400    $ 20,000    $ 12,000
  Interest income on deposits .....................         77          54          39
  Income on securities ............................        389         152          72
  Securities transactions, net ....................       (106)       (193)       (279)
  Other ...........................................      4,759         136         131
                                                      --------------------------------
        Total revenue .............................     52,519      20,149      11,963
                                                      --------------------------------

Expenses:
  Salary and benefits .............................      4,066          --          --
  Reconciliation liability ........................         --          --      (2,500)
  Other ...........................................      1,763       1,556       1,055
                                                      --------------------------------
        Total expenses ............................      5,829       1,556      (1,445)
                                                      -------------------------------

        Income before applicable income tax expense
        (benefit) and equity in undistributed
        income of subsidiaries ....................     46,690      18,593      13,408
Applicable income tax expense (benefit) ...........       (286)       (564)        591
Equity in undistributed income of subsidiaries ....    (30,371)     (1,776)      3,354
                                                      --------------------------------
        Net income ................................   $ 16,605    $ 17,381    $ 16,171
                                                      ================================

                       Condensed Statements of Cash Flows
                       ----------------------------------
                                 (in thousands)

                                                          2003        2002        2001
                                                       --------------------------------
Cash flows from operating activities:
   Net income ......................................   $ 16,605    $ 17,381    $ 16,171
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Equity in undistributed income of subsidiaries     30,371       1,776      (3,354)
      Depreciation .................................        482          30          30
      Other, net ...................................     (2,043)       (812)     (1,649)
                                                       --------------------------------
          Net cash provided by operating activities:     45,415      18,375      11,198
                                                       --------------------------------

Cash flows from investing activities:
   Equity securities transactions, net .............       (462)     (1,687)        (37)
   Purchases of premises and equipment .............     (1,348)         --         (12)
                                                       --------------------------------
         Net cash used in investing activities .....     (1,810)     (1,687)        (49)
                                                       --------------------------------

Cash flows from financing activities:
   Stock transactions, net .........................    (30,111)    (15,369)     (2,802)
   Fractional shares purchased following
      stock dividend and merger ....................         --          --          (6)
   Proceeds from other borrowings, net .............      2,268          --          --
   Cash dividends paid .............................     (7,142)     (5,634)     (4,540)
   Issuance of new shares of common stock ..........         --       1,222          --
   Other, net ......................................        (66)        (31)         23
                                                       --------------------------------
         Net cash used in financing activities .....    (35,051)    (19,812)     (7,325)
                                                       --------------------------------
Cash at beginning of year ..........................      2,287       5,411       1,587
                                                       --------------------------------
Cash at end of year ................................   $ 10,841    $  2,287    $  5,411
                                                       ================================

16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                       Year Ended December 31, 2003
                                                           Three Months Ended
                                            -------------------------------------------------
                                            December 31   September 30    June 30    March 31
                                            -------------------------------------------------
Interest income ......................         $13,406       $13,686      $14,028     $14,566
Interest expense .....................           3,913         4,008        4,282       4,520
                                            -------------------------------------------------
     Net interest income .............           9,493         9,678        9,746      10,046
Provision for losses on loans ........             480           330          330         330
                                            -------------------------------------------------
     Net interest income after
          provision for losses
          on loans ...................           9,013         9,348        9,416       9,716
Non-interest income ..................           5,104         5,420        4,934       4,836
Non-interest expense .................           7,906         8,250        8,121       8,064
                                            -------------------------------------------------
     Income before income taxes ......           6,211         6,518        6,229       6,488
Income taxes .........................           2,301         2,253        2,097       2,190
                                            -------------------------------------------------
     Net income ......................         $ 3,910       $ 4,265      $ 4,132     $ 4,298
                                            =================================================
Basic earnings per share .............         $  0.41       $  0.41      $  0.39     $  0.41
                                            =================================================

Diluted earnings per share ...........         $  0.40       $  0.40      $  0.39     $  0.41
                                            =================================================

                                                       Year Ended December 31, 2002
                                                           Three Months Ended
                                            -------------------------------------------------
                                            December 31   September 30    June 30    March 31
                                            -------------------------------------------------
Interest income ......................         $15,265       $15,871      $16,020     $16,207
Interest expense .....................           4,951         5,399        5,540       5,827
                                            -------------------------------------------------
     Net interest income .............          10,314        10,472       10,480      10,380
Provision for losses on loans ........             460           330          330         330
                                            -------------------------------------------------
     Net interest income after
          provision for losses
          on loans ...................           9,854        10,142       10,150      10,050
Non-interest income ..................           4,709         4,638        4,765       4,754
Non-interest expense .................           7,912         8,091        8,960       8,198
                                            -------------------------------------------------
     Income before income taxes ......           6,651         6,689        5,955       6,606
Income taxes .........................           2,202         2,210        1,912       2,196
                                            -------------------------------------------------
     Net income ......................         $ 4,449       $ 4,479      $ 4,043     $ 4,410
                                            =================================================
Basic earnings per share .............         $  0.42       $  0.43      $  0.36     $  0.40
                                            =================================================
Diluted earnings per share ...........         $  0.42       $  0.42      $  0.36     $  0.40
                                            =================================================

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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2003 and 2002:

                                                           2003           2002
                                                         -----------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments ....................................       $237,615       $201,181
  Standby letters of credit ......................         20,192         11,563

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $3.440 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2003 and 2002:

                                                            2003                   2002
                                                    -----------------------------------------
                                                    Carrying    Fair      Carrying     Fair
                                                     Amount     Value      Amount      Value
                                                    -----------------------------------------
Assets:
  Cash and cash equivalents .....................   $ 75,903   $ 75,903   $102,746   $102,746
  Investments in debt and equity securities .....    370,726    370,298    316,210    318,136
  Mortgage loans held for sale ..................        632        632      2,972      2,972
  Loans .........................................    666,259    676,584    664,142    685,675
  Accrued interest receivable ...................      6,430      6,430      7,315      7,315
  Cash surrender value of life insurance ........      5,499      5,499      5,026      5,026
Liabilities:
  Deposits ......................................   $898,472   $902,653   $868,586   $885,487
  Federal funds purchased, repurchase agreements,
      and notes payable .........................    102,998    103,028     80,651     80,692
  FHLB advances and other borrowings ............     29,980     30,133     27,806     28,963
  Accrued interest payable ......................      1,669      1,669      2,252      2,252

Management's fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Cash Equivalents
-------------------------
The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Investments in Debt and Equity Securities
-----------------------------------------
The fair value of investments in debt and equity securities is estimated based on bid prices received from securities dealers.

Mortgage Loans Held For Sale
----------------------------
Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans
-----
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2003 and 2002. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

Accrued Interest Receivable
---------------------------
The carrying value of accrued interest receivable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Cash Surrender Value of Life Insurance
--------------------------------------
Life insurance agreements reprice periodically with no significant change in credit risk. Fair values approximate carrying value for these agreements.

Deposit Liabilities
-------------------
The fair value of deposits with no stated maturity, such as non-interest bearing and interest bearing demand deposits and savings deposits is the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market nor the benefit derived from the customer relationship inherent in existing deposits.

Federal Funds Purchased, Repurchase Agreements, and Notes Payable
-----------------------------------------------------------------
The fair value of federal funds purchased, repurchase agreements, and notes payable is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on federal funds purchased, repurchase agreements, and notes payable with similar remaining maturities.

Federal Home Loan Bank Advances and Other Borrowings
----------------------------------------------------
The fair value of FHLB advances is based on the discounted value of contractual cash flows. The discount rate is estimated using rates on current FHLB advances with similar remaining maturities.

Accrued Interest Payable
------------------------
The carrying value of accrued interest payable approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Standby Letters of Credit
----------------------------------------------------------
The fair value of commitments to extend credit is generally estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of commitments to extend credit and standby letters of credit approximates the balances of such commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notifications from primary regulatory agencies categorized all the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following tables:

                                                                                 To Be Well Capitalized
                                                          For Capital Adequacy   Under Prompt Corrective
                                              Actual(1)          Purposes:          Action Provisions:
                                         ---------------------------------------------------------------
                                          Amount    Ratio    Amount    Ratio      Amount     Ratio
                                         ---------------------------------------------------------------
As of December 31, 2003:
  Total capital
    (to risk-weighted assets)
    Consolidated .....................   $118,821   14.5%   $ 65,654    8.0%          N/A
    BankIllinois .....................   $ 60,520   11.9%   $ 40,801    8.0%     $ 51,001    10.0%
    The First National Bank of Decatur   $ 35,333   12.1%   $ 23,430    8.0%     $ 29,288    10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .....................   $109,035   13.3%   $ 32,827    4.0%          N/A
    BankIllinois .....................   $ 54,460   10.7%   $ 20,401    4.0%     $ 30,601     6.0%
    The First National Bank of Decatur   $ 31,670   10.8%   $ 11,715    4.0%     $ 17,573     6.0%
  Tier I capital
    (to average assets)
    Consolidated .....................   $109,035    9.6%   $ 45,336    4.0%          N/A
    BankIllinois .....................   $ 54,460    7.9%   $ 27,638    4.0%     $ 34,547     5.0%
    The First National Bank of Decatur   $ 31,670    7.4%   $ 17,215    4.0%     $ 21,519     5.0%

As of December 31, 2002:
  Total capital
    (to risk-weighted assets)
    Consolidated .....................   $138,701   18.0%   $ 61,660    8.0%          N/A
    BankIllinois .....................   $ 74,396   15.8%   $ 37,685    8.0%     $ 47,107    10.0%
    The First National Bank of Decatur   $ 48,351   16.0%   $ 24,213    8.0%     $ 30,266    10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .....................   $129,442   16.8%   $ 30,830    4.0%          N/A
    BankIllinois .....................   $ 68,739   14.6%   $ 18,843    4.0%     $ 28,264     6.0%
    The First National Bank of Decatur   $ 44,659   14.8%   $ 12,106    4.0%     $ 18,160     6.0%
  Tier I capital
    (to average assets)
    Consolidated .....................   $129,442   11.8%   $ 43,732    4.0%          N/A
    BankIllinois .....................   $ 68,739   10.5%   $ 26,236    4.0%     $ 32,795     5.0%
    The First National Bank of Decatur   $ 44,659   10.3%   $ 17,324    4.0%     $ 21,655     5.0%

1 The Banks' decreases in capital amounts and ratios between December 31, 2002 and 2003 were primarily due to dividends paid to Main Street Trust, Inc. which were used to fund the tender offer that was completed in the third quarter of 2003.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2004 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2004 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2004 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2003, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

Name                              Position with Main Street, its subsidiaries
(Age)                             and occupation for the last five years
-----                             --------------------------------------
David B. White                    Executive Vice President and Chief Financial
(Age 52)                          Officer of Main Street, BankIllinois and The
                                  First National Bank of Decatur and
                                  Director of FirsTech; Executive Vice President and Chief Financial Officer of
                                  BankIllinois Financial and BankIllinois
                                  (1993-2000)

Christopher M. Shroyer            President, Chief Executive Officer and
(Age 38)                          Director of The First National Bank of
                                  Decatur; Executive Vice President, Lending,
                                  The First National Bank of Decatur
                                  (2000-2001); Senior Vice President, Lending,
                                  The First National Bank of Decatur
                                  (1999-2000); Vice President and Department
                                  Head, Commercial Lending, The First National
                                  Bank of Decatur (1997-1999)

Robert F. Plecki, Jr.             President and Director of BankIllinois;
(Age 43)                          Executive Vice President, Retail Banking,
                                  BankIllinois (1998-2001); Senior Vice
                                  President, Retail Banking, BankIllinois
                                  (1996-1998)

Leanne C. Heacock                 Executive Vice President, Management
(Age 38)                          Information Systems, Main Street, BankIllinois
                                  and The First National Bank of Decatur and
                                  Director of FirsTech; Executive Vice
                                  President, Management Information Systems,
                                  BankIllinois and The First National Bank of
                                  Decatur (2001-2002); Executive Vice President,
                                  Management Information Systems, BankIllinois
                                  (1999-2001); Senior Vice President, Management
                                  Information Systems, BankIllinois (1998-1999)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and representations made by any reporting person concerning whether a Form 5 was required to be filed for 2003, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2003.

Item 11.  Executive Compensation

The information in the 2004 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The information in the 2004 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2003 for
(i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

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

====================================================================================================================================

                                          EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                        Number of securities to be
                                          issued upon exercise of       Weighted-average exercise     Number of securities remaining
            Plan category                   outstanding options        price of outstanding options    available for future issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders...............             545,381(1)                      $19.79                          1,626,458
Equity compensation plans not
  approved by security holders......                   0                             --                                 --
                                        --------------------------------------------------------------------------------------------
Total.............................               545,381 (1)                     $19.79                          1,626,458
                                        ============================================================================================

(1) Does not include options assumed by the Company in 2000 in connection with the merger of First Decatur Bancshares, Inc. and BankIllinois Financial Corporation with and into the Company. At the time of the merger, there were options issued under the Central Illinois Financial Corporation Stock Option Plan, BankIllinois Financial Co. 1994 Stock Incentive Plan, BankIllinois Financial Corporation 1996 Stock Incentive Plan and the First Decatur Bancshares, Inc. Employee Stock Option Plan, each of which was approved by stockholders of the respective company at the time of their adoption. All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger. As of December 31, 2003, there were options outstanding for an aggregate of 36,399 shares of the Company's common stock under the prior plans with a weighted average exercise price of $18.35.

Item 13.  Certain Relationships And Related Transactions

The information in the 2004 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information in the 2004 Proxy Statement under the caption "Independent Public Accountants" is incorporated by reference.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)(1)     Index to Financial Statements

                      See page 34.

           (a)(2)     Financial Statement Schedules

                       N/A

           (a)(3)     Schedule of Exhibits

                      The Exhibit Index which immediately follows the signature page to this Form 10-K is incorporated by reference.

            (b)       Reports on Form 8-K

                      On December 17, 2003, Main Street Trust, Inc. issued a news release announcing its declaration of a quarterly dividend to its stockholders.

                      On October 27, 2003, Main Street Trust, Inc. announced that its Board of Directors has reinstated the Stock Repurchase Program, allowing the purchase of up to 500,000 shares of the Company's outstanding stock. The Stock Repurchase Program had been suspended during the Company's common stock tender offer, which was completed September 30, 2003. On October 27, 2003, Main Street Trust, Inc. issued a news release announcing its earnings for the quarter ended September 30, 2003.

           (c)        Exhibits

                      The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

By:  /s/ Van A. Dukeman                        By:  /s/ David B. White
     -----------------------------                  ----------------------------
     Van A. Dukeman                                 David B. White
     President, CEO and Director                    Executive Vice President and
                                                    Principal Financial and
                                                    Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

/s/ Gregory B. Lykins
-----------------------------
Gregory B. Lykins                          Chairman and Director


/s/ Van A. Dukeman
-----------------------------
Van A. Dukeman                             President, CEO and Director


/s/ Phillip C. Wise
-----------------------------
Phillip C. Wise                            Executive Vice President and Director


/s/ David J. Downey
-----------------------------
David J. Downey                            Director


/s/ Larry D. Haab
-----------------------------
Larry D. Haab                              Director


/s/ Frederic L. Kenney
-----------------------------
Frederic L. Kenney                         Director


/s/ August C. Meyer, Jr.
-----------------------------
August C. Meyer, Jr.                       Director


/s/ Gene A. Salmon
-----------------------------
Gene A. Salmon                             Director


/s/ George T. Shapland
-----------------------------
George T. Shapland                         Director


/s/ Thomas G. Sloan
-----------------------------
Thomas G. Sloan                            Director


/s/ Roy V. VanBuskirk
-----------------------------
Roy V. VanBuskirk                          Director


/s/ H. Gale Zacheis
-----------------------------
H. Gale Zacheis                            Director

                             MAIN STREET TRUST, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K


                                                        Incorporated
 Exhibit No.           Description                       Herein by                     Filed
                                                        Reference To                  Herewith
----------------------------------------------------------------------------------------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)
     3.2       Bylaws                       Exhibit 3.2 to the Form S-4 filed
                                            with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)
     4.1       Specimen common stock        Exhibit 4.1 to the Form 10-K filed
               certificate                  with the Commission on March 30,
                                            2001 (SEC File No. 000-30031)
     4.2       Second Amended and           Exhibit 4.2 to the Form 10-K filed
               Restated Shareholders'       with the Commission on March 30,
               Agreement, dated as of       2001 (SEC File No. 000-30031)
               November 1, 2000
    10.1       Employment Agreement by      Exhibit 10.1 to the Form 10-K filed
               and between the Company      with the Commission on March 29,
               and Gregory B. Lykins        2002 (SEC File No. 000-30031)
    10.2       Employment Agreement by      Exhibit 10.2 to the Form 10-K filed
               and between the Company      with the Commission on March 29,
               and Van A. Dukeman           (2002 (SEC File No. 000-30031)
    10.3       Employment Agreement by      Exhibit 10.5 to the Registration
               and between the Company      Statement on Form S-4 filed with
               and David B. White           the Commission on March 15,
                                            1996, as amended (SEC File No. 33-90342)
    10.4       Employment Agreement by      Exhibit 10.4 to the Form 10-K filed
               and between the Company,     with the Commission on March 29,
               FirsTech, Inc. and Phillip   2002 (SEC File No. 000-30031)
               C. Wise
    10.5       Employment Agreement by      Exhibit 10.5 to the Form 10-K filed
               and between The First        with the Commission on March 24,
               National Bank of Decatur     2003 (SEC File No. 000-30031)
               and Chris Shroyer
    10.6       Employment Agreement by                                                   X
               and between the Company
               and Robert F. Plecki
    21.1       Subsidiaries of the                                                       X
               Registrant
    23.1       Consent of McGladrey &                                                    X
               Pullen, LLP
    31.1       Certification of Chief                                                    X
               Executive Officer Pursuant
               to Rule 13a-14(a)/15d-
               14(a)
    31.2       Certification of Chief                                                    X
               Financail Officer Pursuant
               to Rule 13a-14(a)/15d-
               14(a)
    32.1       Certification of Chief                                                    X
               Executive Officer
               Pursuant to 18 U.S.C.
               Section 1350, as adopted
               Pursuant to Section 906 of
               the Sarbanes-Oxley Act
               of 2002
    32.2       Certification of Chief                                                    X
               Executive Officer Pursuant
               to 18 U.S.C. Section 1350,
               as adopted Pursuant to
               Section 906 of the
               Sarbanes-Oxley Act of 2002

                                       64