Form 10-Q
period 2004-03-31
MAIN STREET TRUST INC
filed 2004-05-07
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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
              (Registrant's telephone number, including area code)

Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---    ---

Indicate by "X" whether the registrant is an accelerated filer (as defined by
Rule 12b-2 of the Exchange Act).  Yes  X   No
                                      ---    ---

Indicate the number of shares outstanding of the registrant's common stock, as of May 4, 2004

         Main Street Trust, Inc. Common Stock                  9,476,003

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk                                                         25

         Item 4. Controls and Procedures                                      25


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            25

         Item 2. Changes in Securities, Use of Proceeds and Issuer            25
                 Purchases of Equity Securities

         Item 3. Defaults Upon Senior Securities                              25

         Item 4. Submission of Matters to a Vote of Security Holders          25

         Item 5. Other Information                                            25

         Item 6. Exhibits and Reports on Form 8-K                             25


SIGNATURES                                                                    27

PART 1.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.


                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                  (Unaudited, in thousands, except share data)

                                               March 31,            December 31,
                                                 2004                   2003
                                               ---------------------------------
ASSETS
Cash and due from banks                       $   35,830              $ 45,899
Federal funds sold and interest
  bearing deposits                                22,172                30,004
                                              ----------------------------------
    Cash and cash equivalents                     58,002                75,903
                                              ----------------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value              267,122               265,914
  Held-to-maturity, at cost (fair value of
    $117,828 and  $96,628 at March 31, 2004
    and December 31, 2003, respectively)         116,651                97,056
  Non-marketable equity securities                 7,753                 7,756
                                              ----------------------------------
        Total investments in debt and equity
        securities                               391,526               370,726
                                              ----------------------------------
Loans, net of allowance for loan losses
  of $9,951 and $9,786 at March 31, 2004
  and December 31, 2003, respectively            691,242               666,259
Mortgage loans held for sale                       2,147                   632
Premises and equipment                            17,104                17,622
Accrued interest receivable                        6,787                 6,430
Other assets                                      15,794                16,602
                                              ----------------------------------
        Total assets                          $1,182,602            $1,154,174
                                              ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing                          $  160,214            $  162,175
Interest bearing                                 750,007               736,297
                                              ----------------------------------
        Total deposits                           910,221               898,472
                                              ----------------------------------
Federal funds purchased, repurchase
  agreements and notes payable                   116,152               102,998
Federal Home Loan Bank advances and
  other borrowings                                29,939                29,980
Accrued interest payable                           1,773                 1,669
Other liabilities                                  9,746                 9,605
                                              ----------------------------------
        Total liabilities                      1,067,831             1,042,724
                                              ----------------------------------

Shareholders' equity:
Preferred stock, no par value;
  2,000,000 shares authorized                         --                    --
Common stock, $0.01 par value;
  15,000,000 shares authorized;
11,219,319 shares issued                             112                   112
Paid in capital                                   55,199                55,271
Retained earnings                                103,382               101,521
Accumulated other comprehensive income             2,545                 1,941
                                              ----------------------------------
                                                 161,238               158,845
Less: treasury stock, at cost,
  1,685,076 and 1,718,950 shares
  at March 31, 2004 and December 31, 2003,
  respectively                                   (46,467)              (47,395)
                                              ----------------------------------
        Total shareholders' equity               114,771               111,450
                                              ----------------------------------
        Total liabilities and shareholders'
        equity                                $1,182,602            $1,154,174
                                              ==================================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                Forthe Three Months Ended March 31, 2004 and 2003
                  (Unaudited, in thousands, except share data)



                                                      2004                 2003
                                                   -----------------------------
Interest income:
  Loans and fees on loans                          $  10,051          $  11,054
  Investments in debt and equity securities
    Taxable                                            2,714              2,823
     Tax-exempt                                          503                587
  Federal funds sold and interest bearing
    deposits                                             113                102
                                                   -----------------------------
        Total interest income                         13,381             14,566
                                                   -----------------------------

Interest expense:
  Deposits                                             3,202              3,873
  Federal funds purchased, repurchase
    agreements and notes payable                         281                267
  Federal Home Loan Bank advances and
    other borrowings                                     399                380
                                                   -----------------------------
Total interest expense                                 3,882              4,520
                                                   -----------------------------
Net interest income                                    9,499             10,046
Provision for loan losses                                330                330
                                                   -----------------------------
        Net interest income after provision
        for loan losses                                9,169              9,716
                                                   -----------------------------
Non-interest income:
  Remittance processing                                1,892              1,766
  Trust and brokerage fees                             1,662              1,462
  Service charges on deposit accounts                    579                580
  Securities transactions, net                             8                (43)
  Gain on sales of mortgage loans, net                   203                544
  Other                                                  803                527
                                                   -----------------------------
        Total non-interest income                      5,147              4,836
                                                   -----------------------------
Non-interest expense:
  Salaries and employee benefits                       4,708              4,649
  Occupancy                                              645                623
  Equipment                                              633                649
  Data processing                                        532                529
  Office supplies                                        305                303
  Service charges from correspondent banks               225                229
  Other                                                1,149              1,082
                                                   -----------------------------
        Total non-interest expense                     8,197              8,064
                                                   -----------------------------

        Income before income taxes                     6,119              6,488
Income taxes                                           2,176              2,190
                                                   -----------------------------
        Net income                                 $   3,943          $   4,298
                                                   =============================

Per share data:
  Basic earnings per share                         $    0.41          $    0.41
  Weighted average shares of common
    stock outstanding                              9,509,487         10,479,172

  Diluted earnings per share                       $    0.41          $    0.41
  Weighted average shares of common
    stock and dilutive potential
    common shares outstanding                      9,630,341         10,582,223

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2004 and 2003
                            (Unaudited, in thousands)



                                                         2004               2003
                                                 -------------------------------
Net income                                       $ 3,943                $ 4,298
                                                 -------------------------------

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during period, net of tax of $405 and
    ($493), for March 31, 2004 and 2003,
    respectively                                     609                   (740)
  Less:  reclassification adjustment for
    gains (losses) included in net income,
    net of tax of ($3) and $17, for
    March 31, 2004 and 2003, respectively             (5)                    26
                                                 -------------------------------
  Other comprehensive income (loss)                  604                   (714)
                                                 -------------------------------

  Comprehensive income                           $ 4,547                $ 3,584
                                                 ===============================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ending March 31, 2004 and 2003
                            (Unaudited, in thousands)


                                                        2004              2003
                                                      --------------------------
Cash flows from operating activities:
  Net income                                          $  3,943         $  4,298
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                            648              646
  Amortization of bond discounts and premiums,
    net                                                    468              462
  Provision for loan losses                                330              330
  Securities transactions, net                              (8)              43
  Federal Home Loan Bank stock dividend                    (65)             (71)
  Undistributed loss from non-marketable
    equity securities                                       67               --
  Gain on sales of mortgage loans, net                    (203)            (544)
  (Gain) Loss on disposal of premises and
    equipment                                             (293)               2
  Proceeds from sales of mortgage loans
    originated for sale                                 16,834           50,059
  Mortgage loans originated for sale                   (18,146)         (50,629)
  Other, net                                               216             (434)
                                                      --------------------------
Net cash provided by operating activities                3,791            4,162
                                                      --------------------------
Cash flows from investing activities:
  Net (increase) decrease in loans                     (25,313)          29,380
  Proceeds from maturities and calls
    of investments in debt securities:
    Held-to-maturity                                     5,270            3,541
    Available-for-sale                                  46,210           55,615
  Proceeds from sales of investments:
    Available-for-sale                                      88           11,085
  Purchases of investments in debt and
    equity securities:
    Held-to-maturity                                   (33,750)         (24,468)
    Available-for-sale                                 (48,887)         (94,005)
    Other equity securities                                 --             (330)
  Principal paydowns from mortgage-backed
    securities:
    Held-to-maturity                                     8,707            3,154
    Available-for-sale                                   2,106            6,632
  Return of principal on other equity securities            --              115
  Purchases of premises and equipment                     (460)            (240)
  Proceeds from sales of premises and equipment            623                1
                                                      --------------------------
        Net cash used in investing activities          (45,406)          (9,520)
                                                      --------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                   11,749          (20,610)
  Net increase in federal funds purchased,
    repurchase agreements, and notes payable            13,154           13,597
  Payments on Federal Home Loan Bank and
    other borrowings                                       (41)             (41)
  Cash dividends paid                                   (1,996)          (1,570)
  MSTI stock transactions, net                             848              650
                                                      --------------------------
        Net cash provided by (used in)
        financing activities                            23,714           (7,974)
                                                      --------------------------
        Net decrease in cash and cash equivalents      (17,901)         (13,332)
Cash and cash equivalents at beginning of year          75,903          102,746
                                                      --------------------------
Cash and cash equivalents at end of period            $ 58,002         $ 89,414
                                                      ==========================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                          $  3,778         $  4,833
    Income taxes                                           200              400
  Real estate acquired through or
    in lieu of foreclosure                                  --               10
  Dividends declared not paid                            2,002            1,575

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2003, and schedules included in Main Street Trust, Inc.'s Form 10-K filed on March 12, 2004.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results which may be expected for the year ended December 31, 2004.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

Note 2.  Company Information/Business Combination

Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 12, 1999, and is the parent company of BankIllinois, The First National Bank of Decatur and FirsTech, Inc.

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

Note 3.  Income per Share

Net income per common share has been computed as follows:

                                                       Three Months Ended
                                                 -------------------------------
                                                            March 31,
                                                 -------------------------------
                                                        2004             2003
                                                 -------------------------------
Net Income                                       $   3,943,000       $ 4,298,000
                                                 ===============================
Shares:
  Weighted average common shares
    outstanding                                      9,509,487        10,479,172
  Dilutive effect of outstanding
    options, as determined by
    the application of the treasury              -------------------------------
    stock method                                       120,854           103,051
  Weighted average common shares oustanding,
    as adjusted                                      9,630,341        10,582,223
                                                 ===============================
Basic earnings per share                         $        0.41       $      0.41
                                                 ===============================
Diluted earnings per share                       $        0.41       $      0.41
                                                 ===============================

Note 4.  Stock Option Plans

The Company has established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income (in thousands, except per share data and earnings per share) if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                  March 31,
                                                        ------------------------
                                                            2004            2003
                                                        ------------------------
Net income on common stock:
  As reported                                           $ 3,943         $ 4,298
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects                        (95)           (45)
                                                        ------------------------
        Pro forma                                       $ 3,848         $ 4,253
                                                        ========================
Basic earnings per share:
  As reported                                           $  0.41         $  0.41
  Pro forma                                                0.40            0.41
Diluted earnings per share:
  As reported                                           $  0.41         $  0.41
  Pro forma                                                0.40            0.40

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

                                                                  March 31,
                                                           ---------------------
                                                             2004          2003
                                                           ---------------------
Number of options granted                                  140,500       129,000
Risk-free interest rate                                      3.94%         3.64%
Expected life, in years                                       8.00          8.00
Expected volatility                                         15.95%        13.35%
Expected dividend yield                                      2.75%         2.42%

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

The following table summarizes these financial instruments and commitments (in thousands) at March 31, 2004 and 2003:

                                                              March 31,
                                                    ----------------------------
                                                       2004               2003
                                                    ----------------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments                                       $ 251,729          $ 202,678
  Standby letters of credit                            18,419              8,640

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Banks would be entitled to seek recovery from the customer. At March 31, 2004 and 2003, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets increased $28.428 million, or 2.5%, to $1.183 billion at March 31, 2004 compared to $1.154 billion at December 31, 2003. Increases in loans, investments in debt and equity securities, mortgage loans held for sale and accrued interest receivable were partially offset by decreases in cash and due from banks, federal funds sold and interest bearing deposits, premises and equipment, and other assets.

Cash and due from banks decreased $10.069 million, or 21.9% to $35.830 million at March 31, 2004 compared to $45.899 million at December 31, 2003, primarily due to a smaller dollar amount of deposit items in process of collection at March 31, 2004 compared to December 31, 2003.

Federal funds sold and interest bearing deposits decreased $7.832 million, or 26.1%, to $22.172 million at March 31, 2004 compared to $30.004 million at December 31, 2003. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $20.800 million, or 5.6%, to $391.526 million at March 31, 2004 compared to $370.726 million at December 31, 2003. This overall increase was primarily due to an increase in investments in securities held-to-maturity of $19.595 million, or 20.2%, and an increase in securities available-for-sale of $1.208 million, or 0.5%.
Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $24.983 million, or 3.7%, to $691.242 million at March 31, 2004 from $666.259 million at December 31, 2003. Commercial, financial and agricultural loans increased $25.766 million, or 10.3%, primarily as a result of the favorable rate environment, the Company's emphasis on business development and relative improvement in the economy in recent months. Real estate loans increased $1.205 million, or 0.3%. Installment and consumer loans decreased $1.823 million, or 2.4%, primarily due to competition from alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

Mortgage loans held for sale increased $1.515 million, or 239.7%, to $2.147 million at March 31, 2004 compared to $632,000 at December 31, 2003. This increase was primarily due to a higher volume of loan originations in March 2004 compared to December 2003 as a result of a drop in interest rates in March 2004 and the timing of subsequent sales of those loans.

Premises and equipment decreased $518,000, or 2.9%, from $17.622 million at December 31, 2003 to $17.104 million at March 31, 2004. The decrease included depreciation and amortization expense of $648,000 and proceeds from sale of property of $623,000, offset somewhat by purchases of $460,000 and gain on disposal of property of $293,000.

Total liabilities increased $25.107 million, or 2.4%, to $1.068 billion at March 31, 2004 from $1.043 billion at December 31, 2003. Increases in total deposits, federal funds purchased, repurchase agreements and notes payable, accrued interest payable and other liabilities were somewhat offset by a decrease in Federal Home Loan Bank advances and other borrowings.

Total deposits increased $11.749 million, or 1.3%, to $910.221 million at March 31, 2004 from $898.472 million at December 31, 2003. Interest bearing deposits increased $13.710 million, or 1.9%, and were somewhat offset by a decrease of $1.961 million, or 1.2%, in non-interest bearing deposits.

Federal funds purchased, repurchase agreements and notes payable increased $13.154 million, or 12.8%, to $116.152 million at March 31, 2004 compared to $102.998 million at December 31, 2003. Included in this change were increases of $11.604 million in repurchase agreements and $1.550 million in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $41,000, or 0.1%, to $29.939 million at March 31, 2004 compared to $29.980 million at December 31, 2003.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2004 and December 31, 2003:

                   Carrying Value of Securities
                          (in thousands)
--------------------------------------------------------------------------------
                                     March 31, 2004            December 31, 2003
--------------------------------------------------------------------------------
Available-for-sale:
  Federal agencies                     $ 222,760                      $220,199
  Mortgage-backed securities              21,290                        23,007
  State and municipal                     17,394                        17,317
  Marketable equity securities             5,678                         5,391
--------------------------------------------------------------------------------
        Total available-for-sale       $ 267,122                      $265,914
================================================================================
Held-to-maturity:
  Federal agencies                     $  36,378                      $ 10,704
  Mortgage-backed securities              46,854                        50,029
  State and municipal                     33,419                        36,323
--------------------------------------------------------------------------------
        Total held-to-maturity         $ 116,651                      $ 97,056
================================================================================
Non-marketable equity securities:
  FHLB and FRB stock1                  $   4,324                      $  4,259
  Other equity investments                 3,429                         3,497
--------------------------------------------------------------------------------
        Total non-marketable equity
        securities                     $   7,753                      $  7,756
================================================================================
        Total investment securities    $ 391,526                      $370,726
================================================================================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively.

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2004. All securities are shown at their contractual maturity.

                                                    Maturities and Weighted Average Yields of Debt Securities
                                                                  (dollars in thousands)
                                     -----------------------------------------------------------------------------------
                                                                     March 31, 2004
                                     -----------------------------------------------------------------------------------
                                         1 year           1 to 5         5 to 10          Over 10
                                         or less           years           years           years             Total
                                      Amount  Rate    Amount    Rate    Amount  Rate    Amount  Rate     Amount    Rate
                                     -----------------------------------------------------------------------------------

Securities available-
  for-sale:
  Federal agencies ...............   $65,608  4.35%  $156,152   3.14%   $1,000  2.61%   $   --    --    $222,760   3.49%
  Mortgage-backed
    securities1 ..................   $   575  4.58%  $ 20,547   4.91%   $  134  6.69%   $   34  3.53%   $ 21,290   4.91%
  State and municipal ............   $ 2,867  2.94%  $  9,106   4.34%   $4,296  5.02%   $1,125  5.11%   $ 17,394   4.33%
  Marketable equity
    securities2 ..................   $   --     --   $    --      --    $   --    --    $   --    --    $  5,678      --
------------------------------------------------------------------------------------------------------------------------
        Total ....................   $69,050         $185,805           $5,430          $1,159          $267,122
------------------------------------------------------------------------------------------------------------------------
Average Yield ....................            4.29%             3.39%           4.62%           5.06%              3.66%
========================================================================================================================

Securities held-
  to-maturity:
  Federal agencies ...............   $ 1,226  2.04%  $ 31,627   2.86%   $3,525  4.08%   $   --    --    $ 36,378   2.95%
  Mortgage-backed
    securities1 ..................   $30,731  1.81%  $ 15,914   3.79%   $  103  3.70%   $  106  5.48%   $ 46,854   2.49%
  State and municipal ............   $11,959  3.87%  $ 20,074   4.06%   $  881  4.69%   $  505  5.25%   $ 33,419   4.02%
------------------------------------------------------------------------------------------------------------------------
        Total ....................   $43,916         $ 67,615           $4,509          $  611          $116,651
========================================================================================================================
Average Yield ....................            2.38%             3.43%           4.19%           5.29%              3.08%
========================================================================================================================
Non-marketable equity securities2:
  FHLB and FRB stock .............   $    --    --   $     --     --    $   --    --    $   --    --    $  4,324     --
  Other equity investments .......   $    --    --   $     --     --    $   --    --    $   --    --    $  3,429     --
------------------------------------------------------------------------------------------------------------------------
        Total ....................   $    --    --   $     --     --    $   --    --    $   --    --    $  7,753     --
========================================================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans at March 31, 2004 and December 31, 2003 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                         Amount of Loans Outstanding
                                           (dollars in thousands)
--------------------------------------------------------------------------------
                                  March 31, 2004             December 31, 2003
--------------------------------------------------------------------------------
                                Amount    Percentage       Amount     Percentage
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural                 $275,561     39.30%        $249,795      36.95%
Real estate                     350,202     49.94%         348,997      51.62%
Installment and consumer         75,430     10.76%          77,253      11.43%
--------------------------------------------------------------------------------
Total loans                    $701,193    100.00%        $676,045     100.00%
================================================================================

The balance of loans outstanding as of March 31, 2004 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                 March 31, 2004
--------------------------------------------------------------------------------
                                    1 year      1 to 5      Over 5
                                    or less     years       years       Total
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural                    $173,956     $84,763     $16,842    $275,561
Real estate                         60,849     172,560     116,793     350,202
Installment and consumer1           25,571      39,902       9,957      75,430
--------------------------------------------------------------------------------
        Total                     $260,376    $297,225    $143,592    $701,193
================================================================================
Percentage of total loans
  outstanding                      37.13%        42.39%      20.48%     100.00%
================================================================================

1  Net of unearned discount

Capital

Total shareholders' equity increased $3.321 million from December 31, 2003 to March 31, 2004. Treasury stock transactions were $848,000, primarily due to stock option exercises. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)
--------------------------------------------------------------------------------

Shareholders' equity, December 31, 2003                                $111,450
  Net income                                                              3,943
  Treasury stock transactions, net                                          848
  Stock appreciation rights                                                 (72)
  Cash dividends declared                                                (2,002)
  Other comprehensive income                                                604
                                                                       ---------
Shareholders' equity, March 31, 2004                                   $114,771
                                                                       =========
On March 16, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share of the Company's common stock. The dividend of $2.002 million was paid on April 23, 2004 to holders of record on April 9, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2004, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2004, the most recent notifications from primary regulatory agencies categorized both of the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                        To be well
                                                    For capital     capitalized under
                                                  adequacy prompt      corrective
                                    Actual            purposes:     action provisions:
--------------------------------------------------------------------------------------
                                Amount    Ratio    Amount   Ratio   Amount   Ratio
--------------------------------------------------------------------------------------
As of March 31, 2004:
  Total capital
    (to risk-weighted assets)
   Consolidated                $121,809    14.3%   $67,939   8.0%       N/A
    BankIllinois               $ 61,105    11.6%   $42,273   8.0%   $52,842  10.0%
    First National Bank
      of Decatur               $ 35,829    11.8%   $24,252   8.0%   $30,316  10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated               $111,739    13.2%   $33,969   4.0%       N/A
    BankIllinois               $ 54,968    10.4%   $21,137   4.0%   $31,705   6.0%
    First National Bank
      of Decatur               $ 32,038    10.6%   $12,126   4.0%   $18,189   6.0%
  Tier I capital
    (to average assets)
    Consolidated               $111,739     9.5%   $46,845   4.0%       N/A
    BankIllinois               $ 54,968     7.7%   $28,534   4.0%   $35,668   5.0%
    First National Bank
      of Decatur               $ 32,038     7.2%   $17,692   4.0%   $22,115   5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2004:

       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

--------------------------------------------------------------------------------------------------------------
                                          1-30      31-90        91-180       181-365      Over
                                          Days      Days         Days          Days        1 year        Total
--------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits          $  22,172   $    --     $     --    $      --    $       --   $   22,172
  Debt and equity securities 1            15,742    49,320       14,130       49,819       262,515      391,526
  Loans 2                                276,727    29,708       45,314       58,360       293,231      703,340
---------------------------------------------------------------------------------------------------------------
        Total earning assets           $ 314,641   $79,028     $ 59,444    $ 108,179    $  555,746   $1,117,038
---------------------------------------------------------------------------------------------------------------

Interest bearing liabilities:
  Savings and interest bearing
    demand deposits                     $ 45,869   $ 1,592     $  2,388    $   4,784    $  181,632   $  236,265
  Money market savings
    deposits                             160,041        --           --           --            --      160,041
  Time deposits                           21,440    31,299       57,134      111,711       132,117      353,701
  Federal funds purchased,
    repurchase agreements,
   and notes payable                     113,397       422        1,665           83           585      116,152
  FHLB advances and
    other borrowings                       7,268    10,000           --           92        12,579       29,939
---------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     $ 348,015   $43,313     $ 61,187     $116,670    $  326,913   $  896,098
---------------------------------------------------------------------------------------------------------------
Net asset (liability) funding gap        (33,374)   35,715       (1,743)      (8,491)      228,833      220,940
---------------------------------------------------------------------------------------------------------------

Repricing gap                               0.90      1.82         0.97         0.93          1.70         1.25
Cumulative repricing gap                    0.90      1.01         1.00         0.99          1.25         1.25
---------------------------------------------------------------------------------------------------------------

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

                       1-30 Days 31-90 Days 91-180 Days 181-365 Days Over 1 Year
                        --------------------------------------------------------
Savings and
  interest-bearing
  demand deposits        0.45%    0.85%       1.25%        2.45%        95.00%

At March 31, 2004, the Company was slightly liability-sensitive in the 1-30 days category and slightly asset-sensitive in the 1-90 day category. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $334,000 in the 1-30 days category, but decrease annualized net interest income by approximately $23,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of March 31, 2004, the Company's RSA/RSL was 0.99, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company has a $10 million unsecured line of credit with a correspondent bank, and can borrow approximately $54 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at March 31, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                               Basis Point Change
                           -----------------------------------------------------
                             +200            +100            -100         -200
                            ----------------------------------------------------
March 31, 2004               13.1%           6.5%           (6.5%)       (13.1%)
December 31, 2003            11.7%           5.9%           (5.9%)       (11.7%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first three months of 2004. A review of the consolidated statements of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $17.901 million from December 31, 2003 to March 31, 2004.

In general, funds provided by customer deposits, federal funds purchased, repurchase agreements, and notes payable, and maturities, calls and paydowns of investment securities are used to fund loans and purchase investment securities. Available funds are used to fund demand for loans that meet the Company's credit quality guidelines, with the remaining funds used to purchase investment securities and/or federal funds sold.

The decrease in cash and cash equivalents came from cash used in investing offset somewhat by cash provided by financing and operating activities. There were differences in the sources and uses of cash during the first three months of 2004 compared to the first three months of 2003. More cash was used in investing activities during the first quarter of 2004 compared to the first quarter of 2003. Cash was used in the area of loans during the first quarter of 2004 compared to cash provided by loans during the first quarter of 2003. Net loans increased during the first three months of 2004 compared to a decrease during the same period in 2003. Somewhat offsetting this increase in cash used in the area of loans was a net decrease in cash used in investing activities involving the Company's investment portfolio, which was $20.256 million in the first quarter of 2004 compared to $38.661 million during the same period in 2003. Cash was provided by financing activities during the first three months of 2004 compared to cash used during the same period in 2003. This was mainly due to funds provided by an increase in deposits during the first three months of 2004 compared to funds used as a result of deposits decreasing during the same period in 2003. Slightly less cash was provided by operating activities during the first quarter of 2004 compared to the first quarter of 2003.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural, residential real estate and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.951 million at March 31, 2004 compared to $9.786 million at December 31, 2003, as net charge-offs were $165,000 and provisions totaled $330,000 during the first three months of 2004. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.41% at March 31, 2004, compared to 1.45% at December 31, 2003. Gross loans, including loans held-for-sale, increased 3.9% to $703.340 million at March 31, 2004 from $676.677 million at December 31, 2003.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 391.2% at March 31, 2004 compared to 959.4% at December 31, 2003. Nonperforming loans increased from $1.020 million at December 31, 2003 to $2.544 million at March 31, 2004. The $1.524 million increase in nonperforming loans during the first three months of 2004 resulted from a $1.503 million increase in nonaccrual loans and an increase of $21,000 in loans past due 90 days or more. The increase in nonaccruals was primarily the result of the addition of one commercial loan in the amount of $1.435 million. As of March 31, 2004, a specific valuation allowance of $300,000 had been assigned to this loan, and the remaining balance was considered adequately collateralized. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                            Allowance for Loan Losses
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                     March 31, 2004               March 31, 2003
--------------------------------------------------------------------------------
Allowance for loan losses at
  beginning of year                           $ 9,786                  $ 9,259
--------------------------------------------------------------------------------
Charge-offs during period:
  Commercial, financial and agricultural      $    --                  $    --
  Residential real estate                          --                       (9)
  Installment and consumer                       (265)                    (115)
--------------------------------------------------------------------------------
        Total                                 $  (265)                 $  (124)
--------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural      $    53                  $    95
  Residential real estate                          --                       11
  Installment and consumer                         47                       51
--------------------------------------------------------------------------------
        Total                                 $   100                  $   157
--------------------------------------------------------------------------------
        Net (charge-offs) recoveries          $  (165)                 $    33
Provision for loan losses                         330                      330
--------------------------------------------------------------------------------
Allowance for loan losses at end
  of quarter                                  $ 9,951                  $ 9,622
================================================================================
Ratio of net (charge-offs) recoveries to
  average net loans                            (0.02%)                   0.01%

The following table shows the allocation of the allowance for loan losses allocated to each loan category.

              Allocation of the Allowance for Loan Losses
                       (in thousands)
--------------------------------------------------------------------------------
                                          March 31, 2004       December 31, 2003
--------------------------------------------------------------------------------
Allocated:
  Commercial, financial and agricultural     $ 6,365                 $ 5,973
  Residential real estate                        155                     153
  Installment and consumer                     2,077                   2,428
--------------------------------------------------------------------------------
        Total allocated allowance            $ 8,597                 $ 8,554
Unallocated allowances                         1,354                   1,232
--------------------------------------------------------------------------------
        Total                                  9,951                   9,786
================================================================================

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

                   Nonperforming Loans (dollars in thousands)

--------------------------------------------------------------------------------
                                   March 31, 2004              December 31, 2003
================================================================================
Nonaccrual loans1                        $ 1,902                      $  399
================================================================================
Loans past due 90 days or more           $   642                      $  621
================================================================================
Restructured loans                       $   259                      $   18
--------------------------------------------------------------------------------

1    Includes  $322,000 at March 31, 2004 and  $269,000 at December  31, 2003 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                Other Nonperforming Assets (dollars in thousands)
--------------------------------------------------------------------------------
                                    March 31, 2004             December 31, 2003
================================================================================
Other real estate owned                  $    -                     $    -
================================================================================
Nonperforming other assets               $  198                     $   55
================================================================================

                              Results of Operations

Results of Operations For the Three Months Ended March 31, 2004

Net income for the first three months of 2004 was $3.943 million, a $355,000, or 8.3%, decrease from $4.298 million for the same period in 2003. Basic and diluted earnings per share remained stable at $0.41 per share in the first quarters of 2004 and 2003, primarily as a result of the Company utilizing approximately $32.4 million of its capital to repurchase 1,074,140 shares of Main Street Trust, Inc. common stock on September 30, 2003.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
-------------------------------------------------------------------------------------------------------
                          Three Months Ended March 31,

-------------------------------------------------------------------------------------------------------
                                                   2004                                2003
-------------------------------------------------------------------------------------------------------
                                       Average                           Average
                                       Balance   Interest     Rate       Balance     Interest     Rate
-------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1        $  307,326  $ 2,714     3.55%    $  275,639    $ 2,823      4.15%
Tax-exempt investment
  securities1 (TE)                        50,135      774     6.21%        56,876        903      6.44%
Federal funds sold and interest
  bearing deposits2                       40,568      113     1.12%        32,105        102      1.29%
Loans3,4 (TE)                            686,628   10,053     5.89%       658,378     11,058      6.81%
-------------------------------------------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE)      $1,084,657  $13,654     5.06%    $1,022,998    $14,886      5.90%
-------------------------------------------------------------------------------------------------------
Cash and due from banks               $   47,782                       $   49,495
Premises and equipment                    17,518                           18,203
Other assets                              21,242                           16,960
-------------------------------------------------------------------------------------------------------

        Total assets                  $1,171,199                       $1,107,656
=======================================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits      $   93,191  $   151     0.65%    $   82,942    $   176      0.86%
Savings                                  304,141      638     0.84%       278,185        704      1.03%
Time deposits                            347,281    2,413     2.79%       337,391      2,993      3.60%
Federal funds purchased, repurchase
  agreements, and notes payable          107,838      281     1.05%        85,878        267      1.26%
FHLB advances and other borrowings        29,966      399     5.36%        27,793        380      5.54%
-------------------------------------------------------------------------------------------------------
        Total interest bearing
        liabilities and interest
        expense                       $  882,417  $ 3,882     1.77%    $  812,189    $ 4,520      2.26%
-------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits   $   99,744                       $   89,858
Noninterest bearing savings deposits      66,153                           60,151
Other liabilities                          9,824                            9,716
-------------------------------------------------------------------------------------------------------
        Total liabilities             $1,058,138                       $  971,914
Shareholders' equity                     113,061                          135,742
-------------------------------------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity          $1,171,199                       $1,107,656
=======================================================================================================
Interest spread (average rate earned
  minus average rate paid) (TE)                               3.29%                               3.64%
=======================================================================================================
Net interest income (TE)                          $ 9,772                            $10,366
=======================================================================================================
Net yield on interest
  earnings assets (TE)                                        3.62%                               4.11%
=======================================================================================================

See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt  securities  are included at carrying  value.

2 Federal funds sold and interest bearing deposits included approximately $20,000 and $14,000 in 2004 and 2003, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $296,000 and $498,000 in 2004 and 2003, respectively, were included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)
--------------------------------------------------------------------------------
                        Three Months Ended March 31, 2004
--------------------------------------------------------------------------------
                                  Increase
                                 (Decrease)
                                    from
                                  Previous             Due to            Due to
                                    Year               Volume             Rate
--------------------------------------------------------------------------------
Interest Income
Taxable investment securities    $  (109)           $ 1,420          $ (1,529)
Tax-exempt investment
  securities (TE)                   (129)               (99)              (30)
Federal funds sold and interest
  earning deposits                    11                 80               (69)
Loans (TE)                        (1,005)             2,681            (3,686)
--------------------------------------------------------------------------------

Total interest income (TE)       $(1,232)           $ 4,082          $ (5,314)
--------------------------------------------------------------------------------
Interest Expense
Interest bearing demand and
  savings deposits               $   (91)           $   439          $   (530)
Time deposits                       (580)               562            (1,142)
Federal funds purchased,
repurchase agreements and
  notes payable                       14                229              (215)
FHLB advances and other borrowings    19                 87               (68)
--------------------------------------------------------------------------------

Total interest expense           $  (638)           $ 1,317          $ (1,955)
--------------------------------------------------------------------------------
Net Interest Income (TE)         $  (594)           $ 2,765          $ (3,359)
--------------------------------------------------------------------------------

Net interest income on a tax equivalent basis was $594,000, or 5.7%, lower for the first three months of 2004 compared to 2003. Total tax-equivalent interest income was $1.232 million, or 8.3%, lower in 2004 compared to 2003, and interest expense decreased $638,000, or 14.1%. The decrease in both tax-equivalent interest income and interest expense was mainly due to lower rates, offset somewhat by an increase in average balances.

The decrease in total tax-equivalent interest income was primarily due to decreases in interest income from loans and both taxable and tax-exempt investment securities. The decreases in interest income from loans and taxable investment securities were due to lower rates offset somewhat by higher average balances. The decrease in interest income from tax-exempt investment securities was due to lower rates and lower average balances.

The decrease in total interest expense was due to decreases in interest expense from interest bearing demand and savings deposits and time deposits, offset slightly by increases in federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings. Interest expense on both interest bearing demand and savings deposits and time deposits decreased due to lower rates, offset somewhat by an increase in average balances. Interest expense on both federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings increased due to higher average balances, offset somewhat by lower rates.

The provision for loan losses recorded was $330,000 during the first three months of both 2004 and 2003. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

                         Noninterest Income and Expense
                          for the Three Months Ended
                            March 31, 2004 and 2003
                                 (in thousands)
--------------------------------------------------------------------------------
                               03/31/2004    03/31/2003     $ change  % change
--------------------------------------------------------------------------------
Noninterest income:
  Remittance processing 1         $ 1,892       $ 1,766      $   126      7.13%
  Trust and brokerage fees 2        1,662         1,462          200     13.68%
  Service charges on deposit
    accounts                          579           580           (1)    (0.17%)
   Securities transactions, net         8           (43)          51    118.60%
   Gain on sales of mortgage
     loans, net 3                     203           544         (341)   (62.68%)
   Other 4                            803           527          276     52.37%
                                  ----------------------------------------------
        Total non-interest income $ 5,147       $ 4,836      $   311      6.43%
                                  ==============================================

Noninterest Expense:
  Salaries and employee
    benefits                      $ 4,708       $ 4,649      $    59      1.27%
  Occupancy                           645           623           22      3.53%
  Equipment                           633           649          (16)    (2.47%)
  Data processing                     532           529            3      0.57%
  Office supplies                     305           303            2      0.66%
  Service charges from
    correspondent banks               225           229           (4)    (1.75%)
  Other                             1,149         1,082           67       6.19%
                                  ----------------------------------------------
        Total non-interest
        expense                   $ 8,197       $ 8,064      $   133       1.65%
                                  ==============================================

1 In August 2003, a new product, Internet Agent, was introduced for one new customer and, during the fourth quarter of 2003, three existing customers switched from mechanical processing to this product. Internet Agent income accounted for $401,000 of total remittance processing income in the first quarter of 2004. This increase was offset somewhat by decreases in mechanical collection, lockbox processing and electronic payment income. Emphasis has continued to be placed on new sales of, and conversion of existing customers to, Internet Agent processing, as it is a better product and more profitable compared to mechanical, lockbox and electronic processing.

2 The increase in trust and brokerage fees was mainly due to an increase in assets under management of approximately $166 million at March 31, 2004 compared to March 31, 2003 as a result of booking new assets and market appreciation.

3 The decrease in gains on sales of mortgage loans reflected a $33.225 million, or 66.4%, decrease in funded mortgage loans held-for sale, from $50.059 million in the first quarter of 2003 to $16.834 million in the first quarter of 2004. The volume of funded mortgage loans, which peaked in the third quarter of 2003, has decreased in both of the last two quarters, mainly due to a decline in demand for refinancing.

4 The increase in other non-interest income was due to a gain of $291,000 on the sale of two parking lots.

Income tax expense decreased $14,000, or 0.6%, during the first three months of 2004 compared to the same period in 2003. The effective tax rate increased to 35.6% during the first quarter of 2004 from 33.8% during the first quarter of 2003.

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

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. Certain administrative, audit, compliance, accounting, finance, property management, human resources, sales management and marketing, courier, information systems and other support services are performed by the Company. The net expenses of these functions are allocated to the subsidiaries by charging a monthly management fee.


                                   Banking         Remittance
                                   Services         Services        Company       Eliminations       Total
-------------------------------------------------------------------------------------------------------------
March 31, 2004
 Total interest income            $  13,421          $    4         $    (17)       $    (27)      $   13,381
 Total interest expense               3,892               -               17             (27)           3,882
 Provision for loan losses              330               -                -               -              330
 Total non-interest income            3,282           1,912            1,180          (1,227)           5,147
 Total non-interest expense           6,576           1,316            1,532          (1,227)           8,197
 Income before income tax             5,905             600             (386)              -            6,119
 Income tax expense                   2,079             252             (155)              -            2,176
 Net income                           3,826             348             (231)              -            3,943
 Total assets                     1,163,592           3,940          121,659        (106,589)       1,182,602
 Depreciation and amortization          384             149              115               -              648


March 31, 2003
 Total interest income            $  14,416          $   18         $    155        $    (23)      $   14,566
 Total interest expense               4,543               -                -             (23)           4,520
 Provision for loan losses              330               -                -               -              330
 Total non-interest income            3,226           1,787            1,101          (1,278)           4,836
 Total non-interest expense           6,641           1,251            1,450          (1,278)           8,064
 Income before income tax             6,128             554             (194)              -            6,488
 Income tax expense                   2,038             222              (70)              -            2,190
 Net income                           4,090             332             (124)              -            4,298
 Total assets                     1,103,743           7,101          140,933        (133,767)       1,118,010
 Depreciation and amortization          449             100               97               -              646


Recent Regulatory Development

On March 31, 2004, Illinois Governor Blagojevich signed an Executive Order that would create a new state agency called the Department of Financial and Professional Regulation (the "DFPR"). As issued, the Executive Order provides that the DFPR would replace the Office of Banks and Real Estate, the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation. The DFPR would be established on July 1, 2004, unless the Executive Order is challenged. At this time, it is not possible to predict the impact that the creation of the DFPR would have on the Company and its subsidiaries.

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

o Business combinations and the integration of acquired businesses which may be more difficult orexpensive than expected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities


---------------------------------------------------------------------------------------------
                      Issuer Purchases of Equity Securities
                                                               (c) Total          (d) Maximum
                                                               Number of              Number
                                                                 Shares             of Shares
                                                              Purchased as          that May
                                                                Part of               Yet Be
                      (a) Total                                 Publicly            Purchased
                       Number of         (b) Average           Announced            Under the
                       Shares           Price Paid per          Plans or            Plans or
   Period              Purchased            Share              Programs 1          Programs 1
   ------------------------------------------------------------------------------------------
   January 1 -
   January 31, 2004         -               $    -                   -               500,000

   February 1 -
   February 29, 2004     2,000              $ 30.75               2,000              498,000

   March 1 -
   March 31, 2004           -               $    -                   -               498,000

                   --------------------------------------------------------------------------
   Total                 2,000              $ 30.75               2,000              498,000
                   ==========================================================================

   1 On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program allowing the purchase of up to 500,000 shares of the Company's outstanding stock.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits

              31.1 Certification of Chief Executive Officer Pursuant to Rule 13-a-14(a)/15d-14(a)

              31.2 Certification of Chief Financial Officer Pursuant to Rule 13-a-14(a)/15d-14(a)

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.   Reports

              On January 23, 2004, the Company filed a report on Form 8-K pursuant to Item 12 that reported the Company's financial information for the fiscal quarter and fiscal year ended December 31, 2003.

              On April 26, 2004, the Company filed a report on Form 8-K pursuant to Item 12 that reported the Company's financial information for the fiscal quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.



Date:  May 6, 2004



By: /s/ David B. White
    ----------------------------------------
    David B. White, Executive Vice President
    and Chief Financial Officer

By: /s/ Van A Dukeman
    ----------------------------------------
    Van A. Dukeman, President
    and Chief Executive Officer