Form 10-Q
period 2004-06-30
MAIN STREET TRUST INC
filed 2004-08-09
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                         Commission File Number: 0-30031

                             MAIN STREET TRUST, INC.

             (Exact name of Registrant as specified in its charter)

         Illinois                                       37-1338484
         --------                                       ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
of incorporation or organization)                 Number)



                 100 West University, Champaign, Illinois 61820
               (Address of principal executive offices)(Zip Code)


              (Registrant's telephone number, including area code)
                                 (217) 351-6500

Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X  No ___
             ---

Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

         Yes  X  No ___
             ---

Indicate the number of shares outstanding of the registrant's common stock, as of August 1, 2004

  Main Street Trust, Inc. Common Stock                                9,473,116

                                Table of Contents

                                                                     PAGE

                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                              3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                            31

Item 4.  Controls and Procedures                                      31


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            31

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                               32

Item 3.  Defaults Upon Senior Securities                              32

Item 4.  Submission of Matters to a Vote of Security Holders          33

Item 5.  Other Information                                            33

Item 6.  Exhibits and Reports on Form 8-K                             33


SIGNATURES                                                            35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                       June 30, 2004 and December 31, 2003

                  (Unaudited, in thousands, except share data)

                                                         June 30,   December 31,
                                                          2004           2003
                                                        ------------------------
ASSETS

Cash and due from banks                                 $ 45,553       $ 45,899
Federal funds sold and interest bearing deposits          12,294         30,004
                                                        ------------------------
Cash and cash equivalents                                 57,847         75,903
                                                        ------------------------
Investments in debt and equity securities:

Available-for-sale, at fair value                        273,665        265,914
Held-to-maturity, at cost (fair value of
  $102,834 and $96,628 at June 30, 2004 and
  December 31, 2003, respectively)                       103,950         97,056
Non-marketable equity securities                           7,758          7,756
                                                         -----------------------
Total investments in debt and equity securities          385,373        370,726
                                                         -----------------------
Loans, net of allowance for loan
  losses of $10,084 and $9,786 at June 30, 2004
  and December 31, 2003, respectively                    706,617        666,259
Mortgage loans held for sale                                 890            632
Premises and equipment                                    16,966         17,622
Accrued interest receivable                                6,615          6,430
Other assets                                              20,369         16,602
                                                         -----------------------
Total assets                                         $ 1,194,677    $ 1,154,174
                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing                                   $ 161,753      $ 162,175
Interest bearing                                         797,671        736,297
                                                        ------------------------
     Total deposits                                      959,424        898,472
                                                        ------------------------
Federal funds purchased, repurchase agreements
  and notes payable                                       82,144        102,998
Federal Home Loan Bank advances and other
  borrowings                                              29,920         29,980
Accrued interest payable                                   1,987          1,669
Other liabilities                                          9,509          9,605
                                                        ------------------------
Total liabilities                                      1,082,984      1,042,724
                                                       -------------------------

Shareholders' equity:
Preferred stock, no par value;  2,000,000
  shares authorized                                            -              -
Common stock, $0.01 par value; 15,000,000
  shares authorized;
  11,219,319 shares issued                                   112            112
Paid in capital                                           55,199         55,271
Retained earnings                                        105,080        101,521
Accumulated other comprehensive income (loss)               (313)         1,941
                                                         -----------------------
                                                         160,078        158,845
Less: treasury stock, at cost, 1,746,203
  and 1,718,950 shares at June 30, 2004
  and December 31, 2003, respectively                    (48,385)       (47,395)
                                                         -----------------------
Total shareholders' equity                               111,693        111,450
                                                         -----------------------

Total liabilities and shareholders' equity           $ 1,194,677    $ 1,154,174
                                                     ===========================
See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                 For the Six Months Ended June 30, 2004 and 2003
                   (Unaudited, in thousands, except share data)

Interest income:                                           2004            2003
                                                       -------------------------

Loans and fees on loans                                 $ 20,064       $ 21,402
Investments in debt and equity securities
Taxable                                                    5,413          5,772
Tax-exempt                                                   979          1,166
Federal funds sold and interest bearing deposits             188            254
                                                        ------------------------
Total interest income                                     26,644         28,594
                                                        ------------------------
Interest expense:
Deposits                                                   6,546          7,491
Federal funds purchased, repurchase agreements
  and notes payable                                          557            547
Federal Home Loan Bank advances and other borrowings         797            764
                                                        ------------------------
Total interest expense                                     7,900          8,802
                                                        ------------------------

Net interest income                                       18,744         19,792
Provision for loan losses                                    660            660
                                                        ------------------------
Net interest income after provision for loan losses       18,084         19,132
                                                        ------------------------

Non-interest income:
Remittance processing                                      3,815          3,498
Trust and brokerage fees                                   3,287          2,795
Service charges on deposit accounts                        1,201          1,240
Securities transactions, net                                   6            (43)
Gain on sales of mortgage loans, net                         548          1,242
Other                                                      1,462          1,038
                                                        ------------------------
Total non-interest income                                 10,319          9,770
                                                        ------------------------
Non-interest expense:
Salaries and employee benefits                             9,251          9,243
Occupancy                                                  1,283          1,206
Equipment                                                  1,280          1,212
Data processing                                            1,087          1,058
Office supplies                                              617            628
Service charges from correspondent banks                     458            465
Other                                                      2,539          2,373
                                                        ------------------------
Total non-interest expense                                16,515         16,185
                                                        ------------------------

Income before income taxes                                11,888         12,717
Income taxes                                               4,227          4,287
                                                        ------------------------
Net income                                               $ 7,661        $ 8,430
                                                        ========================
Per share data:
Basic earnings per share                                  $ 0.81         $ 0.80
Weighted average shares of common stock outstanding    9,507,493     10,487,954

Diluted earnings per share                                $ 0.80         $ 0.80
Weighted average shares of common stock and
  dilutive potential common shares outstanding         9,625,020     10,590,106

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES

                   Consolidated Statements of Comprehensive Income For the Six Months Ended June 30, 2004 and 2003

                            (Unaudited, in thousands)

                                                        2004               2003
                                                      --------------------------
Net income                                            $ 7,661            $ 8,430
                                                      --------------------------
Other  comprehensive  income (loss),  before tax:
  Unrealized  gains (losses) on  securities:

Unrealized holding gains (losses) arising
  during period,  net of tax of ($1,501)
  and $49, for June 30, 2004
  and 2003, respectively                               (2,250)                73
Less:  reclassification adjustment for gains
  (losses) included in net income, net of
  tax of ($2) and $17,  for June 30, 2004 and
  2003, respectively                                       (4)                26
                                                      --------------------------
Other comprehensive income (loss)                      (2,254)                99
                                                      --------------------------
Comprehensive income                                  $ 5,407            $ 8,529
                                                      ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2004 and 2003
                  (Unaudited, in thousands, except share data)

Interest income:                                       2004                2003
                                                    ----------------------------
Loans and fees on loans                             $ 10,013            $ 10,348
Investments in debt and equity securities
Taxable                                                2,699               2,949
Tax-exempt                                               476                 579
Federal funds sold and interest bearing deposits          75                 152
                                                    ----------------------------
Total interest income                                 13,263              14,028
                                                    ----------------------------
Interest expense:
Deposits                                               3,344               3,618
Federal funds purchased, repurchase
  agreements and notes payable                           276                 280
Federal Home Loan Bank advances and
  other borrowings                                       398                 384
                                                    ----------------------------
Total interest expense                                 4,018               4,282
                                                    ----------------------------
Net interest income                                    9,245               9,746
Provision for loan losses                                330                 330
                                                    ----------------------------
Net interest income after provision
  for loan losses                                      8,915               9,416
                                                    ----------------------------
Non-interest income:
Remittance processing                                  1,923               1,732
Trust and brokerage fees                               1,625               1,333
Service charges on deposit accounts                      622                 660
Securities transactions, net                              (2)                  -
Gain on sales of mortgage loans, net                     345                 698
Other                                                    659                 511
                                                    ----------------------------
Total non-interest income                              5,172               4,934
                                                    ----------------------------
Non-interest expense:
Salaries and employee benefits                         4,543               4,594
Occupancy                                                638                 583
Equipment                                                647                 563
Data processing                                          555                 529
Office supplies                                          312                 325
Service charges from correspondent banks                 233                 236
Other                                                  1,390               1,291
                                                    ----------------------------
Total non-interest expense                             8,318               8,121
                                                    ----------------------------

Income before income taxes                             5,769               6,229
Income taxes                                           2,051               2,097
                                                    ----------------------------
Net income                                           $ 3,718             $ 4,132
                                                    ============================
Per share data:
Basic earnings per share                              $ 0.39              $ 0.39
Weighted average shares of common
  stock outstanding                                9,505,500          10,496,736
Diluted earnings per share                            $ 0.39              $ 0.39
Weighted average shares of common stock
  and dilutive potential common shares
  outstanding                                      9,619,707          10,605,680

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended June 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                         2004               2003
                                                      --------------------------
Net income                                            $ 3,718            $ 4,132
                                                      --------------------------
Other  comprehensive  income (loss),  before tax:
  Unrealized  gains (losses) on securities:
Unrealized holding gains (losses) arising during period,
  net of tax of ($1,906) and $542, for June 30, 2004
  and 2003, respectively                               (2,859)               813
Less:  reclassification adjustment for
  gains (losses) included in net income,
  net of tax of $1 and $0, for
  June 30, 2004 and 2003, respectively                      1                  -
                                                      --------------------------
Other comprehensive income (loss)                      (2,858)               813
                                                      --------------------------
Comprehensive income                                    $ 860            $ 4,945
                                                      ==========================

See accompanying notes to unaudited consolidated financial statements.

                      MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  For the Six Months Ending June 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                                2004     2003
                                                              ------------------
Cash flows from operating activities:

Net income                                                    $ 7,661   $ 8,430
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                   1,303     1,223
Amortization of bond discounts and premiums, net                1,206       922
Provision for loan losses                                         660       660
Securities transactions, net                                       (6)       43
Federal Home Loan Bank stock dividend                            (126)     (181)
Undistributed gain from non-marketable equity securities          (10)        -
Gain on sales of mortgage loans, net                             (548)   (1,242)
Gain on disposal of premises and equipment                       (292)       -
Proceeds from sales of mortgage loans originated for sale      43,988   115,484
Mortgage loans originated for sale                            (43,698) (119,145)
Other, net                                                     (2,293)   (2,302)
                                                              ------------------
Net cash provided by operating activities                       7,845     3,892
                                                              ------------------
Cash flows from investing activities:
Net (increase) decrease in loans                              (41,018)   38,215
Proceeds from maturities and calls of investment
  in debt securities:
Held-to-maturity                                                7,755     7,436
Available-for-sale                                            104,120   127,974
Proceeds from sales of investments:
Available-for-sale                                                 88    11,085
Purchases of investments in debt and equity securities:
Held-to-maturity                                              (45,624)  (57,569)
Available-for-sale                                           (120,829) (175,284)
Other equity securities                                          (125)     (580)
Principal paydowns from mortgage-backed securities:
Held-to-maturity                                               30,331    13,673
Available-for-sale                                              4,558    10,526
Return of principal on other equity securities                    258       115
Purchases of premises and equipment                              (978)     (698)
Proceeds from sales of premises and equipment                     623         -
                                                              ------------------
Net cash used in investing activities                         (60,841)  (25,107)
                                                              ------------------
Cash flows from financing activities:
Net increase (decrease) in deposits                            60,952   (16,718)
Net (decrease) increase in federal funds purchased,
repurchase agreements, and notes payable                      (20,854)   15,056
Payments on Federal Home Loan Bank and other borrowings           (60)      (58)
Cash dividends paid                                            (3,998)   (3,145)
MSTI stock transactions, net                                   (1,100)      235
                                                             -------------------

Net cash provided by (used in) financing activities            34,940    (4,630)
                                                             -------------------
Net decrease in cash and cash equivalents                     (18,056)  (25,845)
Cash and cash equivalents at beginning of year                 75,903   102,746
                                                             -------------------
Cash and cash equivalents at end of period                   $ 57,847  $ 76,901
                                                             ===================
Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:

Interest                                                      $ 7,582   $ 9,090
Income taxes                                                    4,775     5,430
Real estate acquired through or in lieu
  of foreclosure                                                    -        10
Dividends declared not paid                                     1,989     2,097

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

         In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

         Results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for the year ended December 31, 2004.

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

Note 2.  Company Information/Business Combination

         Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 12, 1999, and is the parent company of BankIllinois and The First National Bank of Decatur (the "Banks") and FirsTech, Inc.

         In March 2000,  the Company  acquired all of the  outstanding  stock of
BankIllinois, The First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. into the Company. The Company subsequently merged the Company's former banking subsidiary, First Trust Bank of Shelbyville, into BankIllinois in June 2002.

         The Company is a financial holding company, which allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

         The Company completed a tender offer in June 2002 with 711,832 shares, representing approximately 6.3% of the total shares then outstanding, repurchased at cost, including expenses, of $16.556 million. The Company completed a second tender offer in September 2003 with 1,074,140 shares, representing approximately 10.2% of the total shares then outstanding, repurchased at a cost, including expenses, of approximately $32.395 million.

Note 3.  Income per Share

         Net income per common share has been computed as follows:


                                                  Six Months Ended               Three Months Ended
                                            -------------------------------------------------------------
                                                      June 30,                        June 30,
                                                2004             2003          2004             2003
                                            -------------------------------------------------------------
Net  Income                                 $ 7,661,000      $ 8,430,000     $ 3,718,000      $ 4,132,000
                                            =============================================================
Shares:
Weighted average common shares outstanding    9,507,493       10,487,954       9,505,500       10,496,736
Dilutive effect of outstanding options,
  as determined by the application of
  the treasury stock method                     117,527          102,152         114,207          108,944
                                            -------------------------------------------------------------
Weighted average common shares oustanding,
as adjusted                                   9,625,020       10,590,106       9,619,707       10,605,680
                                            =============================================================
Basic earnings per share                         $ 0.81           $ 0.80          $ 0.39           $ 0.39
                                            =============================================================
Diluted earnings per share                       $ 0.80           $ 0.80          $ 0.39           $ 0.39
                                            =============================================================

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

                                      Six Months Ended       Three Months Ended
                                      ------------------------------------------
                                           June 30,                 June 30,
                                        2004       2003        2004        2003
                                      ------------------------------------------
Net income on common stock:
As reported                           $ 7,661    $ 8,430     $ 3,718    $ 4,132
Deduct total stock-based
  compensation expense determined
  under the fair value method for all
  awards, net of related tax effects     (195)      (117)       (100)       (72)
                                      ------------------------------------------
Pro forma                             $ 7,466    $ 8,313     $ 3,618    $ 4,060
                                      ==========================================
Basic earnings per share:
As reported                           $  0.81    $  0.80     $  0.39    $  0.39
Pro forma                                0.79       0.79        0.38       0.39
Diluted earnings per share:
As reported                           $  0.80    $  0.80     $  0.39    $  0.39
Pro forma                                0.78       0.78        0.38       0.38

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

                                                           Six Months Ended
                                                               June 30,
                                                          2004        2003
                                                       -------------------------

Number of options granted                              140,500       129,000
Risk-free interest rate                                   3.94%         3.64%
Expected life, in years                                   8.00          8.00
Expected volatility                                      15.95%        13.35%
Expected dividend yield                                   2.75%         2.42%



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

         The  following  table  summarizes   these  financial   instruments  and
commitments (in thousands) at June 30, 2004 and 2003:

                                                             June 30,
                                                    2004                  2003
                                                 ---------             ---------
Financial instruments whose contract
  amounts represent credit risk:
Commitments                                      $ 221,953             $ 210,086
Standby letter                                      21,076                10,368




         The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $3.315 million to purchase other equity securities.

         Standby letters of credit are conditional commitments issued by the Company's subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At June 30, 2004 and 2003, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

         Total assets increased $40.503 million, or 3.5%, to $1.195 billion at June 30, 2004 compared to $1.154 billion at December 31, 2003. Increases in loans, investments in debt and equity securities, other assets, mortgage loans held for sale, and accrued interest receivable were partially offset by decreases in federal funds sold and interest bearing deposits, premises and equipment, and cash and due from banks.

         Cash and due from banks decreased $346,000, or 0.8%, to $45.553 million at June 30, 2004 compared to $45.899 million at December 31, 2003.

         Federal funds sold and interest bearing deposits decreased $17.710 million, or 59.0%, to $12.294 million at June 30, 2004 compared to $30.004 million at December 31, 2003. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

         Total investments in debt and equity securities increased $14.647 million, or 4.0%, to $385.373 million at June 30, 2004 compared to $370.726 million at December 31, 2003. This overall increase was primarily due to an increase in investments in securities available-for-sale of $7.751 million, or 2.9%, and an increase in securities held-to-maturity of $6.894 million, or 7.1%. Investments fluctuate with loan demand, deposit volume and investment opportunities.

         Loans, net of allowance for loan losses, increased $40.358 million, or 6.1%, to $706.617 million at June 30, 2004 from $666.259 million at December 31, 2003. Commercial, financial and agricultural loans increased $43.300 million, or 17.3%, primarily as a result of the favorable rate environment, the Company's emphasis on business development and relative improvement in the local economy in recent months. Real estate loans decreased $7.124 million, or 2.0%, primarily due to a decrease in commercial real estate loans of $7.645 million, or 2.6%. During 2003, the Company experienced growth of $32.105 million or 12.1% in commercial real estate loans,compared to 2004 when the Company experienced a slowdown in demand, which, coupled with normal paydowns, resulted in the $7.645 million decrease. Installment and consumer loans increased $4.480 million, or 5.8%. Included in the increase was an increase of $10.424 million, or 62.8% in home equity loans. Home equity loans increased from $16.602 million at December 31, 2003 to $27.026 million at June 30, 2004 as a result of the Company's increased focus on marketing this product, which included promotional rates. Somewhat offsetting this increase was a decrease of $5.817 million, or 14.9%, in indirect lending. Indirect loans decreased from $39.073 million at December 31, 2003 to $33.256 million at June 30, 2004 due to increased competition from alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

         Mortgage loans held for sale increased $258,000, or 40.8%, from $632,000 at December 31, 2003 to $890,000 at June 30, 2004.

         Premises and equipment decreased $656,000, or 3.7%, from $17.622 million at December 31, 2003 to $16.966 million at June 30, 2004. The decrease included depreciation expense of $1.303 million and proceeds from the sale of property of $623,000, offset somewhat by purchases of $978,000 and a gain on disposal of property of $292,000.

         Total liabilities increased $40.260 million, or 3.9%, to $1.083 billion at June 30, 2004 from $1.043 billion at December 31, 2003. Increases in total deposits and accrued interest payable were somewhat offset by decreases in federal funds purchased, repurchase agreements and notes payable, Federal Home Loan Bank advances and other borrowings, and other liabilities.

         Total deposits increased $60.952 million, or 6.8%, to $959.424 million at June 30, 2004 from $898.472 million at December 31, 2003. Interest bearing deposits increased $61.374 million, or 8.3%. Included in this increase was an increase of approximately $41 million related to the Company's Wealth Management division. Non-interest bearing deposits decreased $422,000, or 0.3%.

         Federal funds purchased, repurchase agreements and notes payable decreased $20.854 million, or 20.2%, to $82.144 million at June 30, 2004 compared to $102.998 million at December 31, 2003. Included in this change were decreases of $20.729 million in repurchase agreements and $125,000 in federal funds purchased.

         Federal Home Loan Bank advances and other borrowings decreased $60,000, or 0.2%, to $29.920 million at June 30, 2004 compared to $29.980 million at December 31, 2003.

Investment Securities

         The carrying value of investments in debt and equity securities was as follows for June 30, 2004 and December 31, 2003:

                       Carrying Value of Securities
                              (in thousands)
--------------------------------------------------------------------------------
                                          June 30, 2004        December 31, 2003
--------------------------------------------------------------------------------
Available-for-sale:
Federal agencies                              $ 218,563                $ 220,199
Mortgage-backed securities                       33,130                   23,007
State and municipal                              16,307                   17,317
Marketable equity securities                      5,665                    5,391
--------------------------------------------------------------------------------

Total available-for-sale                      $ 273,665                $ 265,914
================================================================================
Held-to-maturity:
Federal agencies                               $ 45,067                 $ 10,704
Mortgage-backed securities                       26,634                   50,029
State and municipal                              32,249                   36,323
--------------------------------------------------------------------------------
Total held-to-maturity                        $ 103,950                 $ 97,056
================================================================================
Non-marketable equity securities:
FHLB and FRB stock1                             $ 4,385                  $ 4,259
Other equity investments                          3,373                    3,497
--------------------------------------------------------------------------------
Total non-marketable equity securities          $ 7,758                  $ 7,756
================================================================================
Total investment securities                   $ 385,373                $ 370,726
================================================================================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal
  Reserve Bank respectively.


         The following table shows the maturities and weighted-average yields of investment securities at June 30, 2004. All securities are shown at their contractual maturity, with the exception of mortgage backed securities, as explained in footnote 1.

                                          Maturities and Weighted Average Yields of Debt Securities
                                                           (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                                June 30, 2004
------------------------------------------------------------------------------------------------------------------------------
                                         1 year             1 to 5            5 to 10           Over 10
                                        or less             years              years             years             Total
                                    Amount    Rate     Amount    Rate     Amount   Rate     Amount   Rate     Amount    Rate
------------------------------------------------------------------------------------------------------------------------------

 Securities available-
 for-sale:
 Federal agencies                  $  95,478  3.48%   $ 122,111  3.00%   $   974   2.61%    $     -      -    $ 218,563  3.21%
 Mortgage-backed
   securities1                     $   9,741  1.96%   $  22,905  4.32%   $   484   6.95%    $     -      -    $  33,130  3.66%
 State and municipal               $   4,137  3.62%   $   6,983  4.30%   $ 4,112   5.02%    $ 1,075   5.11%   $  16,307  4.36%
 Marketable equity
   securities2                     $       -     -    $       -     -    $     -      -     $     -      -    $   5,665     -
------------------------------------------------------------------------------------------------------------------------------
 Total                             $ 109,356          $ 151,999          $ 5,570            $ 1,075           $ 273,665
------------------------------------------------------------------------------------------------------------------------------
 Average Yield                                3.35%              3.25%             4.77%              5.11%              3.33%
==============================================================================================================================
 Securities held-
 to-maturity:
 Federal agencies                   $ 14,518  2.89%    $ 27,024  2.85%   $ 3,525   4.04%   $      -      -    $  45,067  2.96%
 Mortgage-backed
   securities1                      $  6,985  2.40%    $ 18,736  3.95%   $   214   3.95%   $    699   6.32%   $  26,634  3.60%
 State and municipal                $ 11,863  3.82%    $ 19,442  4.05%   $   439   4.73%   $    505   5.25%   $  32,249  3.99%
------------------------------------------------------------------------------------------------------------------------------
 Total                              $ 33,366           $ 65,202          $ 4,178           $  1,204           $ 103,950
==============================================================================================================================
 Average Yield                                3.12%              3.49%             4.11%              5.87%              3.42%
==============================================================================================================================
Non-marketable equity securities2:
  FHLB and FRB stock                $      -     -     $      -     -    $     -      -    $      -      -    $   4,385     -
Other equity investments            $      -     -     $      -     -    $     -      -    $      -      -    $   3,373     -
-----------------------------------------------------------------------------------------------------------------------------
 Total                              $      -     -     $      -     -    $     -      -    $      -      -    $   7,758     -
==============================================================================================================================

1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 Due to the nature of these securities, they do not have a stated maturity date or rate.


Loans

         The following table presents the amounts and percentages of loans at June 30, 2004 and December 31, 2003 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                     June 30, 2004             December 31, 2003
--------------------------------------------------------------------------------
                                     Amount   Percentage   Amount    Percentage
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural                     $ 293,095    40.90%   $ 249,795      36.95%
Real estate                          341,873    47.70%     348,997      51.62%
Installment and consumer              81,733    11.40%      77,253      11.43%
--------------------------------------------------------------------------------
Total loans                        $ 716,701   100.00%   $ 676,045     100.00%
================================================================================

         The balance of loans outstanding as of June 30, 2004 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)
--------------------------------------------------------------------------------
                                  June 30, 2004

--------------------------------------------------------------------------------
                                 1 year         1 to 5        Over 5
                                 or less        years         years      Total
--------------------------------------------------------------------------------
Commercial, financial and
  agricultural                 $ 189,781     $ 85,335      $ 17,979   $ 293,095
Real estate                       52,221      172,432       117,220     341,873
Installment and consumer          25,495       42,429        13,809      81,733
--------------------------------------------------------------------------------
Total                          $ 267,497    $ 300,196      $149,008   $ 716,701
================================================================================
Percentage of total loans
  outstanding                      37.32%       41.89%        20.79%     100.00%
================================================================================


Capital

         Total shareholders' equity increased $243,000 from December 31, 2003 to June 30, 2004. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)
--------------------------------------------------------------------------------
Shareholders' equity, December 31, 2003                               $ 111,450
Net income                                                                7,661
Treasury stock transactions, net                                         (1,100)
Stock appreciation rights                                                   (72)
Cash dividends declared                                                  (3,992)
Other comprehensive income                                               (2,254)
--------------------------------------------------------------------------------
Shareholders' equity, June 30, 2004                                   $ 111,693
================================================================================


         On June 15, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share of the Company's common stock. The dividend of $1.989 million was paid on July 23, 2004 to holders of record on July 9, 2004.

         The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiary banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiary banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

         As of June 30, 2004, the most recent notifications from primary regulatory agencies categorized both of the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

         The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                          To be well

                                                                  For capital             capitalized under
                                                Actual            adequacy                prompt corrective
                                                                  purposes:               action provisions:
                                              --------------------------------------------------------------
                                                Amount     Ratio      Amount    Ratio        Amount    Ratio
                                              --------------------------------------------------------------

As of June 30, 2004:
Total capital
(to risk-weighted assets)
Consolidated                                  $121,720    13.9%      $69,877     8.0%           N/A
BankIllinois                                  $ 62,489    11.5%      $43,544     8.0%       $54,430    10.0%
First National Bank of Decatur                $ 36,599    11.8%      $24,802     8.0%       $31,002    10.0%
Tier I capital
(to risk-weighted assets)
Consolidated                                  $111,528    12.8%      $34,938     4.0%           N/A
BankIllinois                                  $ 56,308    10.4%      $21,772     4.0%       $32,658     6.0%
First National Bank of Decatur                $ 32,722    10.6%      $12,401     4.0%       $18,601     6.0%
Tier I capital
(to average assets)
Consolidated                                  $111,528     9.3%      $47,891     4.0%           N/A
BankIllinois                                  $ 56,308     7.9%      $28,553     4.0%       $35,692     5.0%
First National Bank of Decatur                $ 32,722     7.5%      $17,468     4.0%       $21,835     5.0%


Interest Rate Sensitivity

         The concept of interest rate sensitivity attempts to gauge exposure of the Company's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specific time period. Liquidity represents the ability of the Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. The Company monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2004:

                                 Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                       (dollars in thousands)
------------------------------------------------------------------------------------------------------------------
                                         1-30         31-90        91-180      181-365        Over
                                         Days          Days         Days         Days        1 year         Total
-----------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold and
  interest bearing deposits       $   12,294     $        -     $      -     $      -    $        -   $    12,294
Debt and equity securities            17,759         21,364       28,461       49,798       267,991       385,373
Loans 2                              287,466         41,470       35,728       53,804       299,123       717,591
-----------------------------------------------------------------------------------------------------------------
Total earning assets              $  317,519     $   62,834     $ 64,189     $103,602    $  567,114   $ 1,115,258
-----------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
Savings and interest bearing
  demand deposits                 $   87,766     $    1,622     $  2,433     $  4,864    $  184,842   $   281,527
Money market savings
  deposits                           159,753              -            -            -             -       159,753
Time deposits                         21,288         44,472       62,535      102,536       125,560       356,391
Federal funds purchased,
  repurchase agreements,
  and notes payable                   81,372              -           58          129           585        82,144
FHLB advances and
  other borrowings                     7,268         10,000           92            -        12,560        29,920
-----------------------------------------------------------------------------------------------------------------
Total interest bearing

  liabilities                     $  357,447     $   56,094     $ 65,118     $107,529     $ 323,547   $   909,735
-----------------------------------------------------------------------------------------------------------------
Net asset (liability)
  funding gap                        (39,928)         6,740         (929)      (3,927)      243,567       205,523
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Repricing gap                           0.89           1.12         0.99         0.96          1.75          1.23
Cumulative repricing gap                0.89           0.92         0.93         0.94          1.23          1.23
==================================================================================================================
1 Debt and equity securities include securities  available-for-sale,  securities held-to-maturity, and non-marketable equity securites.

2 Loans are gross and include mortgage loans held-for-sale


         Included in the 1-30 day category of savings and interest-bearing demand deposits are non-core deposits plus a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits. "Core deposits" are the lowest average balance of the prior twelve months of each product type included in this category. "Non-core deposits" are the difference between the current balance and core deposits. The time frames include a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits, as follows:

                   1-30 Days  31-90 Days  91-180 Days  181-365 Days  Over 1 Year
                   ---------  ----------  -----------  ------------  -----------
Savings and
  interest-bearing
  demand deposits      0.45%       0.85%        1.25%         2.45%       95.00%



         At June 30, 2004, the Company was slightly liability-sensitive due to the level of savings and interest bearing demand deposits, money market savings deposits and time deposits. As such, the effect of a decrease in the prime rate of 100 basis points would increase annualized net interest income by approximately $399,000 in the 1-30 day category and approximately $332,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of June 30, 2004, the Company's RSA/RSL was 0.94, which was within the established guidelines.

         In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company has a $10 million unsecured line of credit with a correspondent bank, and can borrow approximately $56 million from the Federal Home Loan Bank on a secured basis.

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

         The following table shows projected results at June 30, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months, all of which are within the Company's guideline of a maximum change of -15% from a 200 basis point change in interest rates.

                                         Basis Point Change

                          ------------------------------------------------------
                          +200             +100             -100            -200
                          ------------------------------------------------------
June 30, 2004              12.3%           6.1%            (6.1%)        (12.2%)
December 31, 2003          11.7%           5.9%            (5.9%)        (11.7%)



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

Liquidity and Cash Flows

         The Company was able to meet liquidity needs during the first six months of 2004. A review of the consolidated statement of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $18.056 million from December 31, 2003 to June 30, 2004.

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

         The decrease in cash and cash equivalents came from cash used in investing activities offset somewhat by cash provided by financing and operating activities. There were differences in the sources and uses of cash during the first six months of 2004 compared to the first six months of 2003. More cash was used in investing activities during the first six months of 2004 compared to the same period in 2003. Cash was used in the area of loans during the first six months of 2004 compared to cash provided by loans during the same period in 2003 due to an increase in net loans during the first six months of 2004 compared to a decrease during the first six months of 2003. Somewhat offsetting more cash used to fund loans was less cash used by net investment portfolio activities during the first six months of 2004 compared to the same period in 2003. During the first six months of 2004, cash used to purchase debt and equity securities was $166.578 million, offset somewhat by proceeds of $147.110 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. During the first six months of 2003, cash used to purchase debt and equity securities was $233.433 million, offset somewhat by proceeds of $170.809 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. Cash was provided by financing activities during the first six months of 2004 compared to cash used during the same period in 2003. This was mainly due to funds provided by an increase in deposits during the first six months of 2004 compared to funds used as a result of deposits decreasing during the same period in 2003. This was offset somewhat by cash used during the first six months of 2004 due to a decrease in the area of federal funds purchased, repurchase agreements and notes payable compared to cash provided during the same period of 2003 due to an increase in this area. Slightly more cash was provided by operating activities during the first six months of 2004 compared to the same period in 2003.

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

Provision and Allowance for Loan Losses

         The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural, commercial and residential real estate and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $10.084 million at June 30, 2004 compared to $9.786 million at December 31, 2003, as net charge-offs were $362,000 and provisions totaled $660,000 during the first six months of 2004. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.41% at June 30, 2004, compared to 1.45% at December 31, 2003. Gross loans, including loans held-for-sale, increased 6.0% to $717.591 million at June 30, 2004 from $676.677 million at December 31, 2003.

         One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 367.8% at June 30, 2004 compared to 959.4% at December 31, 2003. Nonperforming loans increased from $1.020 million at December 31, 2003 to $2.742 million at June 30, 2004. The $1.722 million increase in nonperforming loans during the first six months of 2004 resulted from a $1.558 million increase in nonaccrual loans and an increase of $164,000 in loans past due 90 days or more. The increase in nonaccrual loans was primarily the result of the addition of one commercial loan in the amount of $1.505 million. As of June 30, 2004, a specific valuation allowance of $300,000 had been assigned to this loan, and the remaining balance was considered adequately collateralized by real estate and business and personal property. The Company has been working with the borrower to liquidate collateral in an attempt to satisfy the outstanding obligation. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committee.

         The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                           Allowance for Loan Losses
                            (dollars in thousands)
--------------------------------------------------------------------------------
                                              June 30, 2004        June 30, 2003
--------------------------------------------------------------------------------
Allowance for loan losses at
beginning of year                                 $ 9,786              $ 9,259
--------------------------------------------------------------------------------
Charge-offs during period:
Commercial, financial and agricultural                $ -                 $ (7)
Residential real estate                                 -                   (9)
Installment and consumer                             (603)                (451)
--------------------------------------------------------------------------------
Total                                              $ (603)              $ (467)
--------------------------------------------------------------------------------
Recoveries of loans previously charged off:
Commercial, financial and agricultural              $ 119                $ 181
Residential real estate                                15                   14
Installment and consumer                              107                   88
--------------------------------------------------------------------------------
Total                                               $ 241                $ 283
--------------------------------------------------------------------------------
Net (charge-offs) recoveries                       $ (362)              $ (184)
Provision for loan losses                             660                  660
--------------------------------------------------------------------------------
Allowance for loan losses at end of quarter      $ 10,084              $ 9,735
================================================================================
Ratio of net charge-offs to
average net loans                                   (0.05)%              (0.03)%
================================================================================

         The following table shows the allocation of the allowance for loan losses allocated to each loan category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

--------------------------------------------------------------------------------
                                          June 30, 2004        December 31, 2003
--------------------------------------------------------------------------------
Allocated:
Commercial, financial and agricultural       $ 6,599                 $ 5,973
Residential real estate                          167                     153
Installment and consumer                       2,005                   2,428
--------------------------------------------------------------------------------
Total allocated allowance                    $ 8,771                 $ 8,554
Unallocated allowances                         1,313                   1,232
--------------------------------------------------------------------------------
Total                                         10,084                   9,786
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


                 Nonperforming Loans (dollars in thousands)
--------------------------------------------------------------------------------
                                          June 30, 2004        December 31, 2003
================================================================================
Nonaccrual loans1                             $   1,957                  $   399
================================================================================
Loans past due 90 days or more                $     785                  $   621
================================================================================
Restructured loans                            $     240                  $    18
================================================================================
1 Includes  $415,000  at June 30, 2004 and  $269,000  at  December  2003 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).


                    Other Nonperforming Assets (dollars in thousands)
--------------------------------------------------------------------------------
                                    June 30, 2004              December 31, 2003
================================================================================
Other real estate owned             $    -                     $    -
================================================================================
Nonperforming other assets          $  126                     $   55
================================================================================

                              Results of Operations

Results of Operations for the Six Months Ended June 30, 2004

         Net income for the first six months of 2004 was $7.661 million, a $769,000, or 9.1%, decrease from $8.430 million for the same period in 2003. Despite this decrease, basic earnings per share increased $0.01, or 1.3%, to $0.81 per share year-to-date in 2004 from $0.80 per share year-to-date in 2003, and diluted earnings per share remained unchanged at $0.80 per share year-to-date in both 2004 and 2003. This was due to a decrease in weighted average shares outstanding after the completion of the tender offer for 1,074,140 shares of the Company's outstanding common stock at the end of the third quarter of 2003.

        The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                                   Consolidated Average Balance Sheet and Interest Rates
                                                 (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------------
                                                      2004                                    2003
---------------------------------------------------------------------------------------------------------------------------
                                                     Average                                 Average
                                                     Balance      Interest      Rate         Balance      Interest     Rate
---------------------------------------------------------------------------------------------------------------------------

Assets

Taxable investment securities1                     $ 324,597    $    5,413     3.35%     $    291,043     $   5,772     4.00%
Tax-exempt investment securities1 (TE)                48,961         1,506     6.19%           56,961         1,794     6.35%
Federal funds sold and interest bearing
  deposits2                                           32,514           188     1.16%           39,675           254     1.29%
Loans3,4 (TE)                                        692,128        20,070     5.83%          645,299        21,413     6.69%
----------------------------------------------------------------------------------------------------------------------------
Total interest earning assets
  and interest income (TE)                       $ 1,098,200    $   27,177     4.98%     $  1,032,978     $  29,233     5.71%
----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                          $    46,099                             $     46,539
Premises and equipment                                17,303                                   18,051
Other assets                                          22,669                                   17,566
----------------------------------------------------------------------------------------------------------------------------

Total assets                                     $ 1,184,271                             $  1,115,134
============================================================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                 $    92,887     $     305     0.66%     $     83,720      $   326     0.79%
Savings                                              319,950         1,400     0.88%          278,354        1,367     0.99%
Time deposits                                        350,878         4,841     2.77%          338,553        5,798     3.45%
Federal funds purchased, repurchase
  agreements, and notes payable                      101,897           557     1.10%           89,619          547     1.23%
FHLB advances and other borrowings                    29,948           797     5.35%           27,775          764     5.55%
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities and interest expense                 $   895,560      $  7,900     1.77%     $    818,021      $ 8,802     2.17%
----------------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits              $   100,166                             $     86,345
Noninterest bearing savings deposits                  65,619                                   63,776
Other liabilities                                      9,991                                    9,861
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                $ 1,071,336                             $    978,003
Shareholders' equity                                 112,935                                  137,131
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                           $ 1,184,271                             $  1,115,134
============================================================================================================================
Interest spread (average rate earned
  minus average rate paid) (TE)                                               3.21%                                    3.54%
============================================================================================================================
Net interest income (TE)                                          $19,277                                  $20,431
============================================================================================================================
Net yield on interest
  earnings assets (TE)                                                        3.53%                                    3.99%
============================================================================================================================
See next page for Notes 1-4.


Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1 Investments in debt securities are included at carrying value.
2 Federal funds sold and interest bearing deposits included approximately
  $30,000 in 2004 and 2003 of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.
4 Loan  fees  of   approximately   $699,000  and  $931,000  in  2004  and  2003,
  respectively, are included in total loan income.

         Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by the tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.


                       Analysis of Volume and Rate Changes
                                 (in thousands)
--------------------------------------------------------------------------------
             Six Months Ended June 30, 2004
--------------------------------------------------------------------------------
                                                    Increase
                                                    (Decrease)
                                                    from
                                                    Previous   Due to     Due to
                                                    Year       Volume     Rate
--------------------------------------------------------------------------------
Interest Income

Taxable investment securities                     $   (359)  $  1,416  $ (1,775)
Tax-exempt investment securities (TE)                 (288)      (243)      (45)
Federal funds sold and interest earning deposits       (66)       (42)      (24)
Loans (TE)                                          (1,343)     3,521    (4,864)
--------------------------------------------------------------------------------

Total interest income (TE)                        $ (2,056)  $  4,652  $ (6,708)
--------------------------------------------------------------------------------
Interest Expense

Interest bearing demand and savings deposits      $     12    $   446  $   (434)
Time deposits                                         (957)       569    (1,526)
Federal funds purchased,
  repurchase agreements and notes payable               10        138      (128)
FHLB advances and other borrowings                      33         97       (64)
--------------------------------------------------------------------------------

Total interest expense                            $   (902)   $ 1,250  $ (2,152)
--------------------------------------------------------------------------------
Net Interest Income (TE)                          $ (1,154)   $ 3,402  $ (4,556)
================================================================================


         Net interest income on a tax equivalent basis was $1.154 million, or 5.6%, lower for the first six months of 2004 compared to the same period of 2003. Total tax-equivalent interest income was $2.056 million, or 7.0%, lower in 2004 compared to 2003, and interest expense decreased $902,000, or 10.2%. The decrease in tax-equivalent interest income and interest expense was mainly due to lower rates, offset somewhat by increases in average volume.

         The decrease in total tax-equivalent interest income was due to a decrease in interest income from all categories of interest earning assets. The decrease in interest income from loans and taxable investment securities was due to lower rates, offset somewhat by increases in volume. The decrease in interest income from tax-exempt investment securities and federal funds sold and interest earning deposits was due to lower rates and lower volume.

         The decrease in total interest expense was due to a decrease in interest expense from time deposits, offset slightly by increases in interest expense on FHLB advances and other borrowings, interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable. Interest expense on time deposits decreased due to lower rates, offset somewhat by an increase in volume. Interest expense on FHLB advances and other borrowings, interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable increased primarily due to higher volume, offset somewhat by a decrease in rates.

         The provision for loan losses recorded was $660,000 during the first six months of 2004 and 2003. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

                            Noninterest Income and Expense
                               for the Six Months Ended
                                June 30, 2004 and 2003
                                    (in thousands)
--------------------------------------------------------------------------------
Non-interest Income                   06/30/2004  06/30/2003  $ change  % change
--------------------------------------------------------------------------------
Remittance processing 1                  $ 3,815     $ 3,498     $ 317     9.1%
Trust and brokerage fees 2                 3,287       2,795       492    17.6%
Service charges on deposit accounts        1,201       1,240       (39)   (3.1%)
Securities transactions, net                   6         (43)       49   114.0%
Gain on sales of mortgage loans, net 3       548       1,242      (694)  (55.9%)
Other 4                                    1,462       1,038       424    40.8%
                                       ---------   ---------  --------   -------
      Total non-interest income         $ 10,319     $ 9,770     $ 549     5.6%
                                       =========   =========  ========   =======

--------------------------------------------------------------------------------
Non-interest Expense                  06/30/2004  06/30/2003  $ change  % change
--------------------------------------------------------------------------------
Salaries and employee benefits           $ 9,251     $ 9,243       $ 8     0.1%
Occupancy                                  1,283       1,206        77     6.4%
Equipment 5                                1,280       1,212        68     5.6%
Data processing                            1,087       1,058        29     2.7%
Office supplies                              617         628       (11)   (1.8%)
Service charges from correspondent banks     458         465        (7)   (1.5%)
Other 6                                    2,539       2,373       166     7.0%
                                       ---------    ---------  -------- --------
      Total non-interest expense        $ 16,515    $ 16,185     $ 330     2.0%
                                       =========    =========  ======== ========


1 In August 2003, FirsTech introduced a new product called Internet Agent for one new customer. Since then, six existing customers have switched from mechanical processing to this product. Internet Agent income accounted for $1.114 million of total remittance processing income in the first six months of 2004. This increase was offset somewhat by decreases in mechanical collection, lockbox processing and electronic payment income. Emphasis has continued to be placed on new sales of, and conversion of existing customers to, Internet Agent processing, as it is a better product and more profitable compared to mechanical, lockbox and electronic processing.

2 The increase in trust and brokerage fees was the result of strong investment performance for existing clients and obtaining new investment accounts. Assets under management increased $154 million to $1.615 billion at June 30, 2004 compared to $1.461 billion at June 30, 2003.

3 The decrease in gains on sales of mortgage loans reflected a $71.496 million, or 61.9%, decrease in funded mortgage loans sold, from $115.484 million in the first six months of 2003 to $43.988 million in the first six months of 2004. The volume of funded mortgage loans, which peaked in the third quarter of 2003, has decreased mainly due to a decline in demand for refinancing.

4 Other non-interest income included a gain of $291,000 on the sale of two parking lots.

5 The increase in equipment expense included additional costs associated with the new Internet Agent product.

6 Other non-interest expense included $76,000 in additional direct loan costs related primarily to the increased volume in home equity loans.

         Income tax expense decreased $60,000, or 1.4%, during the first six months of 2004 compared to the same period in 2003. The effective tax rate increased to 35.6% during the first six months of 2004 from 33.7% from the same period in 2003.

   Results of Operations For the Three Months Ended June 30, 2004

         Net income for the second quarter of 2004 was $3.718 million, a $414,000, or 10.0%, decrease from $4.132 million for the same period in 2003. Despite this decrease, basic and diluted earnings per share remained unchanged at $0.39 per share in both the second quarters of 2004 and 2003. This was due to a decrease in weighted average shares outstanding after the completion of the tender offer for 1,074,140 shares of the Company's common stock at the end of the third quarter of 2003.

         The following scheduled "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                      Consolidated Average Balance Sheet and Interest Rates
                                                     (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                         2004                             2003
---------------------------------------------------------------------------------------------------------------------
                                                        Average                          Average
                                                        Balance    Interest    Rate      Balance    Interest     Rate
---------------------------------------------------------------------------------------------------------------------

Assets
Taxable investment securities1                        $ 341,868     $ 2,699   3.18%  $   306,427     $ 2,949    3.86%
Tax-exempt investment securities1 (TE)                   47,787         732   6.16%       57,066         891    6.26%
Federal funds sold and interest bearing
  deposits2                                              24,460          75   1.23%       47,245         152    1.29%
Loans3,4 (TE)                                           697,628      10,017   5.78%      632,220      10,355    6.57%
---------------------------------------------------------------------------------------------------------------------
Total interest earning assets
  and interest income (TE)                          $ 1,111,743     $13,523   4.89%  $ 1,042,958     $14,347    5.52%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                $ 44,416                      $    43,583
Premises and equipment                                   17,088                           17,899
Other assets                                             24,096                           18,172
---------------------------------------------------------------------------------------------------------------------
Total assets                                        $ 1,197,343                      $ 1,122,612
=====================================================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                    $    92,583     $   154   0.67%  $    84,498     $   129    0.61%
Savings                                                 335,759         762   0.91%      278,523         684    0.99%
Time deposits                                           354,475       2,428   2.75%      339,715       2,805    3.31%
Federal funds purchased, repurchase
  agreements, and notes payable                          95,956         276   1.16%       93,360         280    1.20%
FHLB advances and other borrowings                       29,930         398   5.35%       27,757         384    5.55%
---------------------------------------------------------------------------------------------------------------------
Total interest bearing
  liabilities and interest expense                  $   908,703     $ 4,018   1.78%  $   823,853     $ 4,282    2.08%
---------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits                 $   100,588                      $    82,832
Noninterest bearing savings deposits                     65,085                           67,401
Other liabilities                                        10,158                           10,006
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                   $ 1,084,534                      $   984,092
Shareholders' equity                                    112,809                          138,520
---------------------------------------------------------------------------------------------------------------------
Total liabilities and
  shareholders' equity                              $ 1,197,343                      $ 1,122,612
=====================================================================================================================
Interest spread (average rate earned
  minus average rate paid) (TE)                                               3.11%                             3.43%
=====================================================================================================================
Net interest income (TE)                                            $ 9,505                         $ 10,065
=====================================================================================================================
Net yield on interest
  earnings assets (TE)                                                        3.44%                             3.87%
=====================================================================================================================

 See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1 Investments in debt securities are included at carrying value.
2 Federal funds sold and interest bearing deposits included approximately
  $13,000 and $16,000 in 2004 and 2003, respectively, of interest income from third party processing of cashier checks.
3 Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.
4 Loan  fees  of  approximately   $403,000   and  $433,000  in  2004  and  2003,
  respectively, are included in total loan income.

         Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by the tax-exempt assets. The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%. The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

                       Analysis of Volume and Rate Changes
                                 (in thousands)
--------------------------------------------------------------------------------
                        Three Months Ended June 30, 2004
--------------------------------------------------------------------------------
                                          Increase
                                          (Decrease)
                                          from
                                          Previous       Due to        Due to
                                          Year           Volume        Rate
--------------------------------------------------------------------------------
Interest Income
Taxable investment securities              $  (250)     $ 1,557      $ (1,807)
Tax-exempt investment securities (TE)         (159)        (145)          (14)
Federal funds sold and interest
  earning deposits                             (77)         (71)           (6)
Loans (TE)                                    (338)       4,476        (4,814)
--------------------------------------------------------------------------------

Total interest income (TE)                 $  (824)     $ 5,817      $ (6,641)
--------------------------------------------------------------------------------
Interest Expense
Interest bearing demand and savings
  deposits                                 $   103     $    317     $    (214)
Time deposits                                 (377)         700        (1,077)
Federal funds purchased,
  repurchase agreements and notes payable       (4)          34           (38)
FHLB advances and other borrowings              14           86           (72)
--------------------------------------------------------------------------------

Total interest expense                     $  (264)    $  1,137     $  (1,401)
--------------------------------------------------------------------------------

Net Interest Income (TE)                   $  (560)     $ 4,680     $  (5,240)
================================================================================

         Net interest income on a tax equivalent basis was $560,000, or 5.6%, lower for the second quarter of 2004 compared to the second quarter of 2003. Total tax-equivalent interest income was $824,000, or 5.7%, lower in 2004 compared to 2003, and interest expense decreased $264,000, or 6.2%. The decrease in interest income and interest expense was due to a decrease in rates offset somewhat by increases in volume.

         The decrease in total interest income was due to decreases in interest income from all categories of interest earning assets. The decreases in interest income from loans and taxable investment securities were due to decreases in rates, offset somewhat by increases in volume during the second quarter of 2004 compared to the same period in 2003. The decreases in interest income from tax-exempt investment securities and federal funds sold and interest earning deposits were due to decreases in both rates and volume during the second quarter of 2004 compared to the second quarter of 2003.

         The decrease in total interest expense was due to decreases in interest expense on time deposits and federal funds purchased, repurchase agreements and notes payable, offset somewhat by increases in interest expense on interest bearing demand and savings deposits and FHLB advances and other borrowings. The decreases in interest expense on time deposits and federal funds purchased, repurchase agreements and notes payable were due to decreases in rates offset somewhat by increases in volume during the second quarter of 2004 compared to the same period in 2003. The increase in interest expense from interest bearing demand and savings deposits and FHLB advances and other borrowings were due to an increase in volume, offset slightly by lower rates during the second quarter of 2004 compared to the same period in 2003.

         The provision for loan losses recorded was $330,000 during both the second quarter of 2004 and 2003. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.



                                    Noninterest Income and Expense
                                      for the Three Months Ended
                                        June 30, 2004 and 2003
                                            (in thousands)
-----------------------------------------------------------------------------------------------------
Non-interest Income                           06/30/2004      06/30/2003      $ change      % change
-----------------------------------------------------------------------------------------------------
Remittance processing 1                          $ 1,923         $ 1,732         $ 191         11.0%
Trust and brokerage fees 2                         1,625           1,333           292         21.9%
Service charges on deposit accounts                  622             660           (38)        (5.8%)
Securities transactions, net                          (2)              -            (2)           -
Gain on sales of mortgage loans, net 3               345             698          (353)       (50.6%)
Other                                                659             511           148         29.0%
                                             -----------     -----------     ----------   -----------
 Total non-interest income                       $ 5,172         $ 4,934         $ 238          4.8%
                                             ===========     ===========     ==========   ===========

-----------------------------------------------------------------------------------------------------
Non-interest Expense                          06/30/2004      06/30/2003      $ change      % change
-----------------------------------------------------------------------------------------------------
Salaries and employee benefits                   $ 4,543         $ 4,594         $ (51)        (1.1%)
Occupancy                                            638             583            55          9.4%
Equipment 4                                          647             563            84         14.9%
Data processing                                      555             529            26          4.9%
Office supplies                                      312             325           (13)        (4.0%)
Service charges from correspondent banks             233             236            (3)        (1.3%)
Other 5                                            1,390           1,291            99          7.7%
                                              ----------      ----------      ---------      ---------
  Total non-interest expense                     $ 8,318         $ 8,121         $ 197          2.4%
                                              ==========      ==========      =========      =========


1 In August 2003, FirsTech introduced a new product called Internet Agent for one new customer. Since then, six existing customers have switched from mechanical processing to this product. Internet Agent income accounted for $713,000 of total remittance processing income in the second quarter of 2004. This increase was offset somewhat by decreases in mechanical collection, lockbox processing and electronic payment income. Emphasis has continued to be placed on new sales of, and conversion of existing customers to, Internet Agent processing, as it is a better product and more profitable compared to mechanical, lockbox and electronic processing.

2 The increase in trust and brokerage fees was the result of strong investment performance for existing clients and obtaining new investment accounts. Assets under management increased $154 million to $1.615 billion at June 30, 2004 compared to $1.461 billion at June 30, 2003.

3 The decrease in gains on sales of mortgage loans reflected a $38.271 million, or 58.5%, decrease in funded mortgage loans sold, from $65.425 million in the second quarter of 2003 to $27.154 million in the second quarter of 2004. The volume of funded mortgage loans, which peaked in the third quarter of 2003, decreased mainly due to a decline in demand for refinancing.

4 The increase in equipment expense included costs associated with the new Internet Agent product.

5 Other non-interest expense included a $42,000 increase in direct loan promotional costs related primarily to the increased volume in home equity loans.

         Income tax expense decreased $46,000, or 2.2%, during the second quarter of 2004 compared to the same period in 2003. The effective tax rate increased to 35.6% during the second quarter of 2004 from 33.7% in the second quarter of 2003.

Business Segment Information

         The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The company's subsidiary banks offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Internet Agent, Visa e-Pay and MasterCard RPS.

         Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. Certain administrative, audit, compliance, accounting, finance, property management, human resources, sales management and marketing, courier, information systems and other support services are performed by the Company. The net expenses of these functions are allocated to the subsidiaries by charging a monthly maintenance fee.

As of and for the                  Banking       Remittance
Six Months Ended:                  Services        Services         Company       Eliminations           Total
---------------------------------------------------------------------------------------------------------------------
June 30, 2004
 Total interest income            $  26,593        $      9         $     95      $       (53)     $    26,644
 Total interest expense               7,921               -               32              (53)           7,900
 Provision for loan losses              660               -                -                -              660
 Total non-interest income            6,555           3,858            2,359           (2,453)          10,319
 Total non-interest expense          13,242           2,658            3,068           (2,453)          16,515
 Income before income tax            11,325           1,209             (646)               -           11,888
 Income tax expense                   3,980             508             (261)               -            4,227
 Net income                           7,345             701             (385)               -            7,661
 Total assets                     1,175,652           4,409          118,469         (103,853)       1,194,677
 Depreciation and amortization          764             318              221                -            1,303


June 30, 2003
 Total interest income            $  28,403        $     34         $    206       $      (49)     $    28,594
 Total interest expense               8,851               -                -              (49)           8,802
 Provision for loan losses              660               -                -                -              660
 Total non-interest income            6,471           3,543            2,337           (2,581)           9,770
 Total non-interest expense          13,384           2,364            3,018           (2,581)          16,185
 Income before income tax            11,979           1,213             (475)               -           12,717
 Income tax expense                   3,987             485             (185)               -            4,287
 Net income                           7,992             728             (290)               -            8,430
 Total assets                     1,111,927           6,972          144,020         (136,437)       1,126,482
 Depreciation and amortization          779             199              245                -            1,223


Recent Regulatory Developments

         Trust Preferred Securities. On May 6, 2004, the Board of Governors of the Federal Reserve System (the "Board") issued a Notice of Proposed Rulemaking in which it proposed to allow the continued inclusion of trust preferred securities in the tier 1 capital of bank holding companies, subject to stricter standards. The Board is proposing to limit the aggregate amount of a bank holding company's cumulative perpetual preferred stock, trust preferred securities and other minority interests to 25% of the company's core capital elements, net of goodwill. Current regulations do not require the deduction of goodwill. The proposal also provides that amounts of qualifying trust preferred securities and certain minority interests in excess of the 25% limit may be included in tier 2 capital but would be limited, together with subordinated debt and limited-life preferred stock, to 50% of tier 1 capital. The proposal provides a three-year transition period for bank holding companies to meet these quantitative limitations. At this time, it is not possible to predict the impact that this proposal would have on the Company.

         Bank Sales of Securities. On June 17, 2004, the Securities and Exchange Commission (the "SEC") issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999. The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian. At this time, it is not possible to predict the impact that this proposal would have on the Company and its subsidiaries.

         Illinois Department of Financial and Professional Regulation. On July 1, 2004, the Office of Banks and Real Estate (the "OBRE"), the Department of Financial Institutions, the Department of Insurance and the Department of Professional Regulation were consolidated into a new agency known as the Illinois Department of Financial and Professional Regulation ("IDFPR"). The OBRE is now designated as the Division of Banks and Real Estate within the IDFPR.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

         This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such terms in the Private Securities Litigation Reform Act of 1985, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe", "expect", "anticipate", "plan", "intend", "estimate", "may", "will", "would", "could", "should", or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities
--------------------------------------------------------------------------------

                                            Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------------------

                                                                    (c) Total           (d) Maximum
                                                                    Number of             Number
                                                                      Shares             of Shares
                                                                   Purchased as          that May
                                                                     Part of              Yet Be
                             (a) Total                               Publicly            Purchased
                             Number of         (b) Average          Announced            Under the
                               Shares         Price Paid per         Plans or            Plans or
Period                       Purchased            Share             Programs 1          Programs 1
-----------------------   -----------------  -----------------   -----------------  --------------------

April 1 -
April 30, 2004                           -                $ -                   -               498,000

May 1 -
May 31, 2004                        69,300            $ 30.93              69,300               428,700

June 1 -
June 30, 2004                            -                $ -                   -               428,700

                          -----------------  -----------------   -----------------  --------------------
Total                               69,300            $ 30.93              69,300               428,700
                          =================  =================   =================  ====================

1 On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program allowing the purchase of up to 500,000 shares of the Company's outstanding stock. The program will expire when the Company repurchases all of the shares covered.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On May 11, 2004, the Company's annual meeting of shareholders was held. At the meeting, one item was put to a vote of the security holders. There were 9,534,243 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting presented at the annual meeting was as follows:

1.  David J. Downey, Van A. Dukeman, Larry D. Haab, Frederic L. Kenney, Gregory
    B. Lykins, August C. Meyer, Jr., Gene A. Salmon, George T. Shapland, Thomas
    G. Sloan, and H. Gale Zacheis, M.D. were elected to serve as directors for one year with terms expiring at the next annual meeting in 2005.

          Election of Directors:               Votes For          Votes Withheld

                  David J. Downey              7,695,378              9,923

                  Van A. Dukeman               7,692,639             12,662

                  Larry D. Haab                7,697,158              8,143

                  Frederic L. Kenney           7,698,169              7,132

                  Gregory B. Lykins            7,692,639             12,662

                  August C. Meyer, Jr.         7,699,324              5,977

                  Gene A. Salmon               7,699,324              5,977

                  George T. Shapland           7,697,239              8,062

                  Thomas G. Sloan              7,697,158              8,143

                  H. Gale Zacheis, M.D.        7,698,104              7,197

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

32.2     Certification  of Chief  Financial  Officer  Pursuant to 18. U.S.S.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b.     Reports

              On April 26, 2004, the Company filed a report on Form 8-K pursuant to Item 12 that reported the Company's financial information for the fiscal quarter ended March 31, 2004.

              On July 27, 2004, the Company filed a report on Form 8-K pursuant to Item 12 that reported the Company's financial information for the fiscal quarter ended June 30, 2004.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

MAIN STREET TRUST, INC.


Date:  August 6, 2004



By:      /s/ David B. White
         ----------------------------------------
         David B. White, Executive Vice President
         and Chief Financial Officer

By:      /s/ Van A. Dukeman
         ----------------------------------------
         Van. A. Dukeman, President
         and Chief Executive Officer