Form 10-Q
period 2004-09-30
MAIN STREET TRUST INC
filed 2004-11-08
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                         Period Ended September 30, 2004

                         Commission File Number: 0-30031



                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Illinois                                        37-1338484
--------------------------------------------------------------------------------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                             Number)



100 West University, Champaign, Illinois                                 61820
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (217) 351-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of the registrant's common stock, as of November 3, 2004

   Main Street Trust, Inc. Common Stock                   9,448,373

                                Table of Contents

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                             3

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 30

         Item 4.  Controls and Procedures                                     30


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                           30

         Item 2.  Unregistered Sales of Equity Securities and Use
                    Of Proceeds                                               30

         Item 3.  Defaults Upon Senior Securities                             30

         Item 4.  Submission of Matters to a Vote of Security Holders         30

         Item 5.  Other Information                                           30

         Item 6.  Exhibits                                                    31


SIGNATURES                                                                    32

PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003
                  (Unaudited, in thousands, except share data)

                                                                    September 30,   December 31,
                                                                         2004           2003
                                                                    ----------------------------
ASSETS
Cash and due from banks ..........................................   $    38,206    $    45,899
Federal funds sold and interest bearing deposits .................        62,869         30,004
                                                                     --------------------------
        Cash and cash equivalents ................................       101,075         75,903
                                                                     --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................       269,452        265,914
  Held-to-maturity, at cost (fair value of $91,396 and $96,628
    at September 30, 2004 and December 31, 2003, respectively) ...        91,095         97,056
  Non-marketable equity securities ...............................         7,632          7,756
                                                                     --------------------------
        Total investments in debt and equity securities ..........       368,179        370,726
                                                                     --------------------------
Loans, net of allowance for loan losses of $9,963 and $9,786
  at September 30, 2004 and December 31, 2003, respectively ......       726,310        666,259
Mortgage loans held for sale .....................................           910            632
Premises and equipment ...........................................        17,065         17,622
Accrued interest receivable ......................................         7,119          6,430
Other assets .....................................................        18,940         16,602
                                                                     --------------------------
        Total assets .............................................   $ 1,239,598    $ 1,154,174
                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing .........................................   $   160,775    $   162,175
    Interest bearing .............................................       829,260        736,297
                                                                     --------------------------
        Total deposits ...........................................       990,035        898,472
                                                                     --------------------------
  Federal funds purchased, repurchase agreements and notes payable        94,694        102,998
  Federal Home Loan Bank advances and other borrowings ...........        29,902         29,980
  Accrued interest payable .......................................         2,304          1,669
  Other liabilities ..............................................         9,735          9,605
                                                                     --------------------------
        Total liabilities ........................................     1,126,670      1,042,724
                                                                     --------------------------

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued .....................................           112            112
  Paid in capital ................................................        55,189         55,271
  Retained earnings ..............................................       106,592        101,521
  Accumulated other comprehensive income .........................           233          1,941
                                                                     --------------------------
                                                                         162,126        158,845
  Less: treasury stock, at cost, 1,770,996 and 1,718,950 shares
    at September 30, 2004 and December 31, 2003, respectively ....       (49,198)       (47,395)
                                                                     --------------------------
        Total shareholders' equity ...............................       112,928        111,450
                                                                     --------------------------
        Total liabilities and shareholders' equity ...............   $ 1,239,598    $ 1,154,174
                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands, except share data)

                                                                         2004           2003
                                                                     ---------------------------
Interest income:
  Loans and fees on loans ........................................   $     30,571   $     31,548
  Investments in debt and equity securities
    Taxable ......................................................          7,973          8,647
    Tax-exempt ...................................................          1,424          1,722
  Federal funds sold and interest bearing deposits ...............            339            363
                                                                     ---------------------------
        Total interest income ....................................         40,307         42,280
                                                                     ---------------------------
Interest expense:
  Deposits .......................................................         10,189         10,837
  Federal funds purchased, repurchase agreements and notes payable            893            817
  Federal Home Loan Bank advances and other borrowings ...........          1,202          1,156
                                                                     ---------------------------
        Total interest expense ...................................         12,284         12,810
                                                                     ---------------------------

        Net interest income ......................................         28,023         29,470
Provision for loan losses ........................................            990            990
                                                                     ---------------------------
        Net interest income after provision for loan losses ......         27,033         28,480
                                                                     ---------------------------

Non-interest income:
  Remittance processing ..........................................          5,635          5,312
  Trust and brokerage fees .......................................          4,831          4,230
  Service charges on deposit accounts ............................          1,820          1,906
  Securities transactions, net ...................................            139            (49)
  Gain on sales of mortgage loans, net ...........................            777          2,214
  Other ..........................................................          2,075          1,577
                                                                     ---------------------------
        Total non-interest income ................................         15,277         15,190
                                                                     ---------------------------
Non-interest expense:
  Salaries and employee benefits .................................         13,978         13,893
  Occupancy ......................................................          1,968          1,847
  Equipment ......................................................          1,886          1,787
  Data processing ................................................          1,633          1,563
  Office supplies ................................................            887            962
  Service charges from correspondent banks .......................            652            698
  Other ..........................................................          3,953          3,685
                                                                     ---------------------------
        Total non-interest expense ...............................         24,957         24,435
                                                                     ---------------------------

        Income before income taxes ...............................         17,353         19,235
Income taxes .....................................................          6,137          6,540
                                                                     ---------------------------
        Net income ...............................................   $     11,216   $     12,695
                                                                     ===========================
Per share data:
  Basic earnings per share .......................................   $       1.18   $       1.21
  Weighted average shares of common stock outstanding ............      9,491,827     10,491,883

  Diluted earnings per share .....................................   $       1.17   $       1.20
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................      9,607,752     10,604,327

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                                                             2004         2003
                                                                                           ---------------------
Net income .............................................................................   $ 11,216     $ 12,695
                                                                                           ---------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($1,083) and ($1,050) for September 30, 2004 and 2003, respectively ..............     (1,625)     (1,574)
    Less:  reclassification adjustment for (gains) losses included in net income, net of
      tax of ($56) and $20  for September 30, 2004 and 2003, respectively ..............        (83)         29
                                                                                           --------------------
  Other comprehensive income (loss) ....................................................     (1,708)     (1,545)
                                                                                           --------------------
  Comprehensive income .................................................................   $  9,508    $ 11,150
                                                                                           ====================

See accompanying notes to unaudited consolidated financial statements.
                                       5

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2004 and 2003
                  (Unaudited, in thousands, except share data)

                                                                        2004            2003
                                                                     ---------------------------
Interest income:
  Loans and fees on loans ........................................   $     10,507   $     10,146
  Investments in debt and equity securities
    Taxable ......................................................          2,560          2,875
    Tax-exempt ...................................................            445            556
   Federal funds sold and interest bearing deposits ..............            151            109
                                                                     ---------------------------
        Total interest income ....................................         13,663         13,686
                                                                     ---------------------------

Interest expense:
  Deposits .......................................................          3,643          3,346
  Federal funds purchased, repurchase agreements and notes payable            336            270
  Federal Home Loan Bank advances and other borrowings ...........            405            392
                                                                     ---------------------------
        Total interest expense ...................................          4,384          4,008
                                                                     ---------------------------

        Net interest income ......................................          9,279          9,678
Provision for loan losses ........................................            330            330
                                                                     ---------------------------
        Net interest income after provision for loan losses ......          8,949          9,348
                                                                     ---------------------------

Non-interest income:
  Remittance processing ..........................................          1,820          1,814
  Trust and brokerage fees .......................................          1,544          1,435
  Service charges on deposit accounts ............................            619            666
  Securities transactions, net ...................................            133             (6)
  Gain on sales of mortgage loans, net ...........................            229            972
  Other ..........................................................            613            539
                                                                     ---------------------------
        Total non-interest income ................................          4,958          5,420
                                                                     ---------------------------

Non-interest expense:
  Salaries and employee benefits .................................          4,727          4,650
  Occupancy ......................................................            685            641
  Equipment ......................................................            606            575
  Data processing ................................................            546            505
  Office supplies ................................................            270            334
  Service charges from correspondent banks .......................            194            233
  Other ..........................................................          1,414          1,312
                                                                     ---------------------------
        Total non-interest expense ...............................          8,442          8,250
                                                                     ---------------------------

        Income before income taxes ...............................          5,465          6,518
Income taxes .....................................................          1,910          2,253
                                                                     ---------------------------
        Net income ...............................................   $      3,555   $      4,265
                                                                     ===========================

Per share data:
  Basic earnings per share .......................................   $       0.38   $       0.41
  Weighted average shares of common stock outstanding ............      9,460,495     10,499,741

  Diluted earnings per share .....................................   $       0.37   $       0.40
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................      9,573,370     10,631,293

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                                                           2004       2003
                                                                                         ------------------

Net income ...........................................................................   $ 3,555    $ 4,265
                                                                                         ------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
     $418 and ($1,099), for September 30, 2004 and 2003, respectively ................       625     (1,647)
  Less:  reclassification adjustment for (gains) losses included in net income, net of
    tax of ($54) and $3, for September 30, 2004 and 2003, respectively ...............       (79)         3
                                                                                         ------------------
  Other comprehensive income (loss) ..................................................       546     (1,644)
                                                                                         ------------------

  Comprehensive income ...............................................................   $ 4,101    $ 2,621
                                                                                         ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ending September 30, 2004 and 2003
                            (Unaudited, in thousands)

                                                                            2004          2003
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $  11,216    $  12,695
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................       1,914        1,826
    Amortization of bond discounts and premiums, net ..................       1,879        1,534
    Provision for loan losses .........................................         990          990
    Securities transactions, net ......................................        (139)          49
    Federal Home Loan Bank stock dividend .............................        (187)        (247)
    Undistributed gain from non-marketable equity securities ..........         (36)          --
    Gain on sales of mortgage loans, net ..............................        (777)      (2,214)
    Gain on disposal of premises and equipment ........................        (286)          --
    Proceeds from sales of mortgage loans originated for sale .........      59,411      188,245
    Mortgage loans originated for sale ................................     (58,912)    (184,946)
    Other, net ........................................................      (1,154)      (5,672)
                                                                          ----------------------
        Net cash provided by operating activities .....................      13,919       12,260
                                                                          ----------------------

Cash flows from investing activities:
  Net (increase) decrease in loans ....................................     (61,081)      17,303
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       9,988        9,753
    Available-for-sale ................................................     171,845      140,574
  Proceeds from sales of investments:
    Available-for-sale ................................................       3,223       11,085
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (45,789)     (58,691)
    Available-for-sale ................................................    (192,532)    (192,787)
    Other equity securities ...........................................        (175)        (830)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      40,797       15,924
    Available-for-sale ................................................      10,304       16,049
  Return of principal on other equity securities ......................         522          490
  Purchases of premises and equipment .................................      (1,694)      (1,071)
  Proceeds from sales of premises and equipment .......................         623           --
                                                                          ----------------------
        Net cash used in investing activities .........................     (63,969)     (42,201)
                                                                          ----------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits .................................      91,563       (6,729)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................      (8,304)      22,059
  Advances from Federal Home Loan Bank and other borrowings ...........          --        2,268
  Payments on Federal Home Loan Bank and other borrowings .............         (78)         (75)
  Cash dividends paid .................................................      (5,988)      (5,243)
  MSTI stock transactions, net ........................................      (1,971)       1,691
                                                                          ----------------------
        Net cash provided by financing activities .....................      75,222       13,971
                                                                          ----------------------
        Net increase (decrease) in cash and cash equivalents ..........      25,172      (15,970)
Cash and cash equivalents at beginning of year ........................      75,903      102,746
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $ 101,075    $  86,776
                                                                          ======================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ..........................................................   $  11,649    $  12,810
    Income taxes ......................................................       5,131        6,745
  Real estate acquired through or in lieu of foreclosure ..............          40           10
  Dividends declared not paid .........................................       1,984        1,896
  Obligation to purchase treasury stock ...............................          --       32,385

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results which may be expected for the year ended December 31, 2004.

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

Main Street Trust, Inc. has obtained regulatory approval from the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation to merge The First National Bank of Decatur with and into BankIllinois, with the resulting bank to be named "Main Street Bank & Trust." It is anticipated that the merger will be consummated at the close of business on November 10, 2004. The merger is not expected to have a significant impact on the operations of the Company or the Bank.

Note 3.  Income per Share

Net income per common share has been computed as follows:

                                                  Nine Months Ended           Three Months Ended
                                               -----------------------------------------------------
                                                     September 30,                September 30,
                                                  2004           2003          2004         2003
                                               -----------------------------------------------------

Net Income .................................   $11,216,000   $12,695,000   $ 3,555,000   $ 4,265,000
                                               =====================================================
Shares:
  Weighted average common shares outstanding     9,491,827    10,491,883     9,460,495    10,499,741
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ..............       115,925       112,444       112,875       131,552
                                               -----------------------------------------------------
  Weighted average common shares oustanding,
    as adjusted ............................     9,607,752    10,604,327     9,573,370    10,631,293
                                               =====================================================
Basic earnings per share ...................   $      1.18   $      1.21   $      0.38   $      0.41
                                               =====================================================
Diluted earnings per share .................   $      1.17   $      1.20   $      0.37   $      0.40
                                               =====================================================

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

                                                      Nine Months Ended          Three Months Ended
                                                   --------------------------------------------------
                                                         September 30,              September 30,
                                                      2004           2003         2004         2003
                                                   --------------------------------------------------
Net income on common stock:
  As reported ..................................   $   11,216    $   12,695    $   3,555    $   4,265
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........         (280)         (189)         (86)         (72)
                                                   --------------------------------------------------
        Pro forma ..............................   $   10,936    $   12,506    $   3,469    $   4,193
                                                   ==================================================
Basic earnings per share:
  As reported ..................................   $     1.18    $     1.21    $    0.38    $    0.41
  Pro forma ....................................         1.15          1.19         0.37         0.40
Diluted earnings per share:
  As reported ..................................   $     1.17    $     1.20    $    0.37    $    0.40
  Pro forma ....................................         1.14          1.18         0.36         0.39

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

                                                            Nine Months Ended
                                                              September 30,
                                                          2004            2003
                                                        ------------------------

Number of options granted ..............                140,500          129,000
Risk-free interest rate ................                  3.94%            3.64%
Expected life, in years ................                   8.00             8.00
Expected volatility ....................                 15.95%           13.35%
Expected dividend yield ................                  2.75%            2.42%

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

The following table summarizes these financial instruments and commitments (in thousands) at September 30, 2004 and 2003:

                                                              September 30,
                                                         -----------------------
                                                           2004           2003
                                                         -----------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments ....................................       $285,407       $207,784
  Standby letters of credit ......................         22,896         11,181

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $3.265 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Company's subsidiary banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the banks would be entitled to seek recovery from the customer. At September 30, 2004 and 2003, no amounts have been recorded as liabilities for the Banks' potential obligations under these guarantees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets increased $85.424 million, or 7.4%, to $1.240 billion at September 30, 2004 compared to $1.154 billion at December 31, 2003. Increases in loans, federal funds sold and interest bearing deposits, investments in securities available-for-sale, other assets, accrued interest receivable and mortgage loans held for sale were partially offset by decreases in cash and due from banks, investments in securities held-to-maturity, premises and equipment, and non-marketable equity securities.

Cash and due from banks decreased $7.693 million, or 16.8% to $38.206 million at September 30, 2004 compared to $45.899 million at December 31, 2003, primarily due to a smaller dollar amount of deposit items in process of collection at September 30, 2004 compared to December 31, 2003.

Federal funds sold and interest bearing deposits increased $32.865 million, or 109.5%, to $62.869 million at September 30, 2004 compared to $30.004 million at December 31, 2003. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities decreased $2.547 million, or 0.7%, to $368.179 million at September 30, 2004 compared to $370.726 million at December 31, 2003. This overall decrease was due to decreases in investments in securities held-to-maturity of $5.961 million, or 6.1%, and non-marketable equity securities of $124,000, or 1.6%, offset somewhat by an increase in securities available-for-sale of $3.538 million, or 1.3%. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $60.051 million, or 9.0%, to $726.310 million at September 30, 2004 from $666.259 million at December 31, 2003. Commercial, financial and agricultural loans increased $45.359 million, or 18.2%, primarily as a result of the Company's emphasis on business development, the favorable rate environment and relative improvement in the economy in recent months. Real estate loans increased $6.654 million, or 1.9%, primarily due to an increase in residential real estate of $9.721 million, or 19.1%, offset somewhat by a decrease in commercial real estate loans of $3.067 million, or 1.0%. Residential real estate loans increased during 2004 due to attractive adjustable rate mortgage rates after decreasing in 2003 due to refinancings. During 2003, the Company experienced growth of $32.105 million or 12.1% in commercial real estate loans. During 2004, the Company experienced a slowdown in demand, which coupled with normal paydowns, resulted in the $3.067 million decrease. Installment and consumer loans increased $8.215 million, or 10.6%. Included in the increase was an increase of $15.720 million, or 94.7% in home equity loans. Home equity loans increased from $16.602 million at December 31, 2003 to $32.322 million at September 30, 2004 as a result of the Company's increased focus on marketing this product, which included promotional rates. Somewhat offsetting this increase was a decrease of $8.485 million, or 21.7%, in indirect lending. Indirect loans decreased from $39.073 million at December 31, 2003 to $30.588 million at September 30, 2004 due to increased competition from alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

Mortgage loans held for sale increased $278,000, or 44.0%, from $632,000 at December 31, 2003 to $910,000 at September 30, 2004.

Premises and equipment decreased $557,000, or 3.2%, from $17.622 million at December 31, 2003 to $17.065 million at September 30, 2004. The decrease included depreciation expense of $1.914 million and proceeds from sale of property of $623,000, offset somewhat by purchases of $1.694 million and gain on disposal of property of $286,000.

Total liabilities increased $83.946 million, or 8.1%, to $1.127 billion at September 30, 2004 from $1.043 billion at December 31, 2003. Increases in total deposits, accrued interest payable and other liabilities were somewhat offset by decreases in federal funds purchased, repurchase agreements and notes payable and Federal Home Loan Bank advances and other borrowings.

Total deposits increased $91.563 million, or 10.2%, to $990.035 million at September 30, 2004 from $898.472 million at December 31, 2003. Interest bearing deposits increased $92.963 million, or 12.6%. Included in this increase was an increase of approximately $43 million related to the Company's Wealth Management division. Non-interest bearing deposits decreased $1.400 million, or 0.9%.

Federal funds purchased, repurchase agreements and notes payable decreased $8.304 million, or 8.1%, to $94.694 million at September 30, 2004 compared to $102.998 million at December 31, 2003. Included in this change was a decrease of $9.054 million in repurchase agreements offset by an increase of $750,000 in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $78,000, or 0.3%, to $29.902 million at September 30, 2004 compared to $29.980 million at December 31, 2003.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for September 30, 2004 and December 31, 2003:

                          Carrying Value of Securities
                                 (in thousands)

                                                        September 30,  December 31,
                                                            2004           2003
                                                        ---------------------------

Available-for-sale:
  Federal agencies ...................................     $216,067     $220,199
  Mortgage-backed securities .........................       31,645       23,007
  State and municipal ................................       16,157       17,317
  Marketable equity securities .......................        5,583        5,391
                                                           ---------------------
        Total available-for-sale .....................     $269,452     $265,914
                                                           =====================
Held-to-maturity:
  Federal agencies ...................................     $ 44,974     $ 10,704
  Mortgage-backed securities .........................       15,967       50,029
  State and municipal ................................       30,154       36,323
                                                           ---------------------
        Total held-to-maturity .......................     $ 91,095     $ 97,056
                                                           =====================
Non-marketable equity securities:
  FHLB and FRB stock1 ................................     $  4,446     $  4,259
  Other equity investments ...........................        3,186        3,497
                                                           ---------------------
        Total non-marketable equity securities .......     $  7,632     $  7,756
                                                           =====================
        Total investment securities ..................     $368,179     $370,726
                                                           =====================

1 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank respectively.

The following table shows the maturities and weighted-average yields of investment securities at September 30, 2004. All securities are shown at their contractual maturity, with the exception of mortgage backed securities, as explained in footnote 1.

                                                        Maturities and Weighted Average Yields of Debt Securities
                                                                        (dollars in thousands)
                                     -----------------------------------------------------------------------------------------------
                                                                           September 30, 2004
                                     -----------------------------------------------------------------------------------------------
                                         1 year               1 to 5             5 to 10             Over 10
                                         or less               years              years               years               Total
                                      Amount    Rate      Amount    Rate     Amount    Rate      Amount     Rate     Amount    Rate
                                     -----------------------------------------------------------------------------------------------
Securities available-
  for-sale:
  Federal agencies ...............   $100,136   3.57%    $114,932   2.68%    $  999    2.61%    $    --       --     $216,067  3.09%
  Mortgage-backed
    securities1 ..................   $  9,940   2.41%    $ 21,241   4.42%    $  203    7.19%    $    261     7.15%   $ 31,645  3.83%
  State and municipal ............   $  3,740   3.66%    $  7,059   4.30%    $4,239    5.02%    $  1,119     5.11%   $ 16,157  4.39%
  Marketable equity
    securities2 ..................   $     --     --     $     --     --     $   --      --     $     --       --    $  5,583    --
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $113,816            $143,232            $5,441             $  1,380             $269,452
                                     -----------------------------------------------------------------------------------------------
Average Yield ....................              3.47%               3.02%              4.66%                 5.49%             3.26%
                                     ===============================================================================================

Securities held-
  to-maturity:
  Federal agencies ...............   $ 11,800   2.79%    $ 29,649   2.90%    $ 3,525   4.04%    $     --       --    $ 44,974  2.96%
  Mortgage-backed
    securities1 ..................   $  6,968   2.66%    $  8,620   2.98%    $   137   3.45%    $    242     6.54%   $ 15,967  2.90%
  State and municipal ............   $ 10,002   3.78%    $ 19,512   4.06%    $   295   4.74%    $    345     5.25%   $ 30,154  3.98%
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $ 28,770            $ 57,781            $ 3,957            $    587             $ 91,095
                                     ===============================================================================================
Average Yield ....................              3.10%               3.26%              4.07%                 5.78%             3.26%
                                     ===============================================================================================

Non-marketable equity securities2:
  FHLB and FRB stock .............   $   --       --     $     --     --     $    --     --     $     --       --    $  4,446    --
  Other equity investments .......   $   --       --     $     --     --     $    --     --     $     --       --    $  3,186    --
                                     -----------------------------------------------------------------------------------------------
        Total ....................   $   --       --     $     --     --     $    --     --     $     --       --    $  7,632    --
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

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

                                                                 Continuous
                                    Continuous unrealized      unrealized losses
                                   losses existing for less    existing greater
                                        than 12 months          than 12 months            Total
                                   --------------------------------------------------------------------
                                       Fair     Unrealized    Fair     Unrealized    Fair    Unrealized
                                       Value      Losses      Value      Losses      Value     Losses
                                     ------------------------------------------------------------------
Available-for-Sale:
  Federal agencies..... ..........   $121,511   $   (995)   $ 18,599   $   (400)   $140,110   $ (1,395)
  Mortgage-backed securities .....     10,474        (58)      8,456       (257)     18,930       (315)
  Obligations of state and
    political subdivisions .......      1,338         (1)         --         --       1,338         (1)
                                     -----------------------------------------------------------------
        Subtotal, debt securities    $133,323   $ (1,054)   $ 27,055   $   (657)   $160,378   $ (1,711)
Other ............................        972       (108)      1,112       (856)      2,084       (964)
                                     -----------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $134,295   $ (1,162)   $ 28,167   $ (1,513)   $162,462   $ (2,675)
                                     =================================================================

Held-to-Maturity:
  Federal agencies ...............   $ 41,442   $   (404)   $  3,038   $    (90)   $ 44,480   $   (494)
  Mortgage-backed securities .....      5,990        (55)      7,595       (182)     13,585       (237)
  Obligations of state and
    political subdivisions .......      1,553        (14)        334         (1)      1,887        (15)
                                     -----------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 48,985   $   (473)   $ 10,967   $   (273)   $ 59,952   $   (746)
                                     =================================================================

The $1.546 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of four debt securities and eight common stocks and is believed to be a temporary loss. Common stocks represented $856,000 of the continuous unrealized loss on available-for-sale securities which was a decrease of $125,000 from the loss on common stocks of $981,000 at December 31, 2003. Management believes the market value of these securities will continue to improve as the economy continues to recover. The $239,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of six debt securities and is believed to be a temporary loss. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary.

Loans

The following tables present the amounts and percentages of loans at September 30, 2004 and December 31, 2003 according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                                  Amount of Loans Outstanding
                                                      (dollars in thousands)
                                         --------------------------------------------
                                          September 30, 2004      December 31, 2003
                                         --------------------------------------------
                                          Amount   Percentage    Amount    Percentage
                                         --------------------------------------------
Commercial, financial and agricultural   $295,154    40.09%     $249,795     36.95%
Real estate ..........................    355,651    48.30%      348,997     51.62%
Installment and consumer .............     85,468    11.61%       77,253     11.43%
                                         -------------------------------------------
Total loans ..........................   $736,273   100.00%     $676,045    100.00%
                                         ===========================================


The balance of loans outstanding as of September 30, 2004 by maturity is shown in the following table:

                                                 Maturity of Loans Outstanding
                                                     (dollars in thousands)
                                         ---------------------------------------------
                                                     September 30, 2004
                                         ---------------------------------------------
                                         1 year       1 to 5      Over 5
                                         or less       years      years        Total
                                         ---------------------------------------------

Commercial, financial and agricultural   $183,160    $ 93,592    $ 18,402   $ 295,154
Real estate ..........................     57,743     176,658     121,250     355,651
Installment and consumer .............     25,332      43,522      16,614      85,468
                                         --------------------------------------------
        Total ........................   $266,235    $313,772    $156,266    $736,273
                                         ============================================
Percentage of total loans outstanding      36.16%      42.62%      21.22%     100.00%
                                         ============================================

Capital

Total shareholders' equity increased $1.478 million from December 31, 2003 to September 30, 2004. Treasury stock transactions were $1.971 million primarily due to purchases of treasury stock exceeding stock option exercise transactions. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)


Shareholders' equity, December 31, 2003  ....................         $ 111,450
  Net income ................................................            11,216
  Treasury stock transactions, net ..........................            (1,971)
  Stock appreciation rights .................................               (82)
  Cash dividends declared ...................................            (5,977)
  Other comprehensive income ................................            (1,708)
                                                                      ----------
Shareholders' equity, September 30, 2004 ....................         $ 112,928
                                                                      ==========

On September 21, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.21 per share of the Company's common stock. The dividend of $1.984 million was paid on October 22, 2004 to holders of record on October 12, 2004.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of September 30, 2004, the most recent notifications from primary regulatory agencies categorized both of the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                             To be well
                                                         For capital      capitalized under
                                                          adequacy        prompt corrective
                                          Actual          purposes:       action provisions:
                                     --------------------------------------------------------
                                      Amount   Ratio   Amount   Ratio     Amount    Ratio
                                     --------------------------------------------------------
As of September 30, 2004:
  Total capital
    (to risk-weighted assets)
    Consolidated .................  $122,256   13.7%   $71,563   8.0%        N/A
    BankIllinois .................  $ 63,513   11.2%   $45,282   8.0%    $56,602    10.0%
    First National Bank of Decatur  $ 37,337   12.0%   $24,812   8.0%    $31,016    10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .................  $112,229   12.6%   $35,782   4.0%        N/A
    BankIllinois .................  $ 57,542   10.2%   $22,641   4.0%    $33,961     6.0%
    First National Bank of Decatur  $ 33,457   10.8%   $12,406   4.0%    $18,609     6.0%
  Tier I capital
    (to average assets)
    Consolidated .................  $112,229    9.2%   $48,935   4.0%        N/A
    BankIllinois .................  $ 57,542    7.5%   $30,767   4.0%    $38,459     5.0%
    First National Bank of Decatur  $ 33,457    7.6%   $17,713   4.0%    $22,141     5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2004:

                                                   Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                           (dollars in thousands)
                                             ------------------------------------------------------------------------------
                                                1-30          31-90         91-180       181-365       Over
                                                Days           Days          Days          Days       1 year       Total
                                             ------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   62,869    $       --    $       --    $       --   $       --   $   62,869
  Debt and equity securities 1 ...........       20,608        25,619        27,604        40,991      253,357      368,179
  Loans 2 ................................      295,915        31,630        31,706        71,513      306,419      737,183
                                             ------------------------------------------------------------------------------
        Total earning assets .............   $  379,392    $   57,249    $   59,310    $  112,504   $  559,776   $1,168,231
                                             ------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   95,316    $    1,622    $    2,433    $    4,872   $  185,200   $  289,443
  Money market savings
    deposits .............................      187,065            --            --            --           --      187,065
  Time deposits ..........................       22,550        46,088        77,407        79,798      126,909      352,752
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       85,291            24         3,850         4,944          585       94,694
  FHLB advances and
    other borrowings .....................        7,360        10,000            --            --       12,542       29,902
                                             ------------------------------------------------------------------------------
        Total interest bearing liabilities   $  397,582    $   57,734    $   83,690    $   89,614   $  325,236   $  953,856
                                             ------------------------------------------------------------------------------
Net asset (liability) funding gap ........      (18,190)         (485)      (24,380)       22,890      234,540      214,375
                                             ------------------------------------------------------------------------------

Repricing gap ............................         0.95          0.99          0.71          1.26         1.72         1.22
Cumulative repricing gap .................         0.95          0.96          0.92          0.97         1.22         1.22
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

                                   1-30 Days       31-90 Days      91-180 Days     181-365 Days     Over 1 Year
                                   ----------------------------------------------------------------------------
Savings and interest-bearing
  demand deposits ..............     0.45%            0.85%           1.25%            2.45%           95.00%

At September 30, 2004, the Company was liability-sensitive due to the level of savings and interest bearing demand deposits, money market savings deposits and time deposits. As such, the effect of a decrease in the prime rate of 100 basis points would increase annualized net interest income by approximately $182,000 in the 1-30 day category and approximately $187,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of September 30, 2004, the Company's RSA/RSL was 0.97, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, the Company has a $10 million unsecured line of credit with a correspondent bank, and can borrow approximately $57 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at September 30, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months, all of which are within the Company's guideline of a maximum change of -15% from a 200 basis point change in interest rates.

                                                Basis Point Change
                                     -------------------------------------------
                                     +200        +100         -100        -200
                                     -------------------------------------------
September 30, 2004 ..............    11.1%       5.6%        (5.5%)      (11.1%)
December 31, 2003 ...............    11.7%       5.9%        (5.9%)      (11.7%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first nine months of 2004. A review of the consolidated statement of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents increased $25.172 million from December 31, 2003 to September 30, 2004.

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

The increase in cash and cash equivalents came from cash provided by financing and operating activities, offset somewhat by cash used in investing activities. There were differences in the sources and uses of cash during the first nine months of 2004 compared to the first nine months of 2003. More cash was provided by financing activities during the first nine months of 2004 compared to the same period in 2003. Cash was provided by deposits during the first nine months of 2004 compared to cash used by deposits during the same period in 2003 due, in part, to an increase of approximately $43 million in deposits attributable to the Company's Wealth Management division. Somewhat offsetting cash provided by deposits was cash used by federal funds purchased, repurchase agreements, and notes payable during the first nine months of 2004 compared to cash provided during the same period in 2003. Slightly more cash was provided by operating activities during the first nine months of 2004 compared to the same period in 2003. More cash was used in investing activities during the first nine months of 2004 compared to the same period in 2003. This was mainly due to cash used in the area of loans in 2004 as a result of an increase in loans, compared to cash provided by loans in 2003 when loans decreased. Less cash was used in investment portfolio activities during the first nine months of 2004 compared to the same period in 2003. In 2004, cash used to purchase debt and equity securities was $238.496 million, offset somewhat by proceeds of $236.679 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. In 2003, cash used to purchase debt and equity securities was $252.308 million, offset somewhat by proceeds of $193.875 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural, commercial and residential real estate and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.963 million at September 30, 2004 compared to $9.786 million at December 31, 2003, as net charge-offs were $813,000 and provisions totaled $990,000 during the first nine months of 2004. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.35% at September 30, 2004, compared to 1.45% at December 31, 2003. Gross loans, including loans held-for-sale, increased 8.9% to $737.183 million at September 30, 2004 from $676.677 million at December 31, 2003.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 369.6% at September 30, 2004 compared to 959.4% at December 31, 2003. Nonperforming loans increased from $1.020 million at December 31, 2003 to $2.696 million at September 30, 2004. The $1.676 million increase in nonperforming loans during the first nine months of 2004 resulted from a $1.428 million increase in nonaccrual loans and an increase of $247,000 in loans past due 90 days or more. The increase in nonaccrual loans was primarily the result of the addition in the first quarter of 2004 of one commercial loan in the amount of $1.328 million. As of September 30, 2004, a specific valuation allowance of $300,000 had been assigned to this loan, and the remaining balance was considered adequately collateralized by real estate and by business and personal property. The Company has been working with the borrower to liquidate collateral in an attempt to satisfy the outstanding obligation. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committee.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses which have been charged to operations.

                   Allowance for Loan Losses
                     (dollars in thousands)

                                                              September 30,
                                                         -----------------------
                                                           2004         2003
                                                         -----------------------
Allowance for loan losses at
  beginning of year ................................     $ 9,786       $ 9,259
                                                         ---------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $  (279)      $  (138)
  Residential real estate ..........................          --            (9)
  Installment and consumer .........................        (856)         (799)
                                                         ---------------------
        Total ......................................     $(1,135)      $  (946)
                                                         ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $   157       $   209
  Residential real estate ..........................          15            46
  Installment and consumer .........................         150           135
                                                         ---------------------
        Total ......................................     $   322       $   390
                                                         ---------------------
        Net charge-offs ............................     $  (813)      $  (556)
Provision for loan losses ..........................         990           990
                                                         ---------------------
Allowance for loan losses at end of quarter ........     $ 9,963       $ 9,693
                                                         =====================
Ratio of net charge-offs to
  average net loans ................................     (0.12)%       (0.09)%
                                                         =====================

The following table shows the allocation of the allowance for loan losses allocated to each loan category.

        Allocation of the Allowance for Loan Losses
                       (in thousands)

                                                      ----------------------------------------
                                                      September 30, 2004     December 31, 2003
                                                      ----------------------------------------

Allocated:
  Commercial, financial and agricultural .............       $6,590               $5,973
  Residential real estate ............................          185                  153
  Installment and consumer ...........................        1,819                2,428
                                                             ---------------------------
        Total allocated allowance ....................       $8,594               $8,554
Unallocated allowances ...............................        1,369                1,232
                                                             ---------------------------
        Total ........................................        9,963                9,786
                                                             ===========================

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

                                                            Nonperforming Loans
                                                          (dollars in thousands)
                                                        ---------------------------
                                                        September 30,  December 31,
                                                            2004           2003
                                                        ---------------------------
Nonaccrual loans1 ................................         $1,827         $  399
                                                           =====================
Loans past due 90 days or more ...................         $  868         $  621
                                                           =====================
Restructured loans ...............................         $  517         $   18
                                                           =====================

1 Includes $194,000 at September 30, 2004 and $269,000 at December 31, 2003 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

                                                Other Nonperforming Assets
                                                  (dollars in thousands)
                                          --------------------------------------
                                          September 30, 2004   December 31, 2003
                                          --------------------------------------
Other real estate owned ...............          $ 40                $ --
                                                 ========================
Nonperforming other assets ............          $145                $ 55
                                                 =======================

                              Results of Operations

Results of Operations for the Nine Months Ended September 30, 2004

Net income for the first nine months of 2004 was $11.216 million, a $1.479 million, or 11.7%, decrease from $12.695 million for the same period in 2003. Basic earnings per share decreased $0.03, or 2.5%, to $1.18 per share year-to-date in 2004 from $1.21 per share year-to-date in 2003. Diluted earnings per share decreased $0.03, or 2.5%, to $1.17 per share year-to-date in 2004 from $1.20 per share year-to-date in 2003.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                     Consolidated Average Balance Sheet and Interest Rates
                                                                   (dollars in thousands)
                                           ------------------------------------------------------------------------
                                                                Nine Months Ended September 30,
                                           ------------------------------------------------------------------------
                                                            2004                                2003
                                           ------------------------------------------------------------------------
                                             Average                              Average
                                             Balance      Interest     Rate       Balance     Interest       Rate
                                           ------------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  328,765    $    7,973    3.24%    $  300,672   $    8,647      3.85%
Tax-exempt investment securities1 (TE) .       47,467         2,191    6.17%        55,916        2,649      6.33%
Federal funds sold and interest bearing
  deposits2 ............................       33,754           339    1.34%        39,493          363      1.23%
Loans3,4 (TE) ..........................      702,101        30,579    5.82%       643,594       31,562      6.56%
                                           ----------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,112,087    $   41,082    4.93%    $1,039,675   $   43,221      5.56%
                                           -----------------------------------------------------------------------

Cash and due from banks ................   $   46,102                           $   46,310
Premises and equipment .................       17,196                               17,940
Other assets ...........................       23,664                               18,794
                                           -----------------------------------------------------------------------
        Total assets ...................   $1,199,049                           $1,122,719
                                           =======================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   96,018    $      497    0.69%    $   85,187   $      468      0.73%
Savings ................................      333,124         2,342    0.94%       279,874        1,964      0.94%
Time deposits ..........................      352,729         7,350    2.78%       338,320        8,405      3.32%
Federal funds purchased, repurchase
  agreements, and notes payable ........       98,827           893    1.21%        92,426          817      1.18%
FHLB advances and other borrowings .....       29,936         1,202    5.36%        27,987        1,156      5.52%
                                           ----------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  910,634    $   12,284    1.80%    $  823,794   $   12,810      2.08%
                                           ----------------------------------------------------------------------
Noninterest bearing demand deposits ....   $  100,120                           $   87,994
Noninterest bearing savings deposits ...       65,430                               63,036
Other liabilities ......................       10,113                                9,899
                                           ----------------------------------------------------------------------
        Total liabilities ..............   $1,086,297                           $  984,723
Shareholders' equity ...................      112,752                              137,996
                                           ----------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,199,049                           $1,122,719
                                           ======================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.13%                                3.48%
                                           ======================================================================

Net interest income (TE) ...............                 $   28,798                          $   30,411
                                           =======================================================================
Net yield on interest
  earnings assets (TE) .................                               3.46%                                 3.91%
                                           =======================================================================

See next page for Notes 1-4.


Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits included approximately $45,000 and $47,000 in 2004 and 2003, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $1.082 million and $1.368 million in 2004 and 2003, respectively, are included in total loan income.

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

                                                  Analysis of Volume and Rate Changes
                                                             (in thousands)
                                                  -----------------------------------
                                                           Nine Months Ended
                                                           September 30, 2004
                                                    ------------------------------
                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous    Due to     Due to
                                                       Year      Volume      Rate
                                                     -----------------------------
Interest Income
  Taxable investment securities ..................   $  (674)   $ 1,105    $(1,779)
  Tax-exempt investment securities (TE) ..........      (458)      (390)       (68)
  Federal funds sold and interest earning deposits       (24)       (68)        45
  Loans (TE) .....................................      (983)     3,807     (4,791)
                                                     -----------------------------

        Total interest income (TE) ...............   $(2,139)   $ 4,454    $(6,593)
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $   407    $   439    $   (32)
  Time deposits ..................................    (1,055)       539     (1,594)
  Federal funds purchased,
    repurchase agreements and notes payable ......        76         58         18
  FHLB advances and other borrowings .............        46         95        (49)
                                                     -----------------------------

        Total interest expense ...................   $  (526)   $ 1,131    $(1,657)
                                                     -----------------------------

Net Interest Income (TE) .........................   $(1,613)   $ 3,323    $(4,936)
                                                     =============================

Net interest income on a tax equivalent basis was $1.613 million, or 5.3%, lower for the first nine months of 2004 compared to the same period of 2003. Total tax-equivalent interest income was $2.139 million, or 4.9%, lower in 2004 compared to 2003, and interest expense decreased $526,000, or 4.1%. The decrease in tax-equivalent interest income and interest expense was mainly due to lower rates, offset somewhat by increases in average volume.

The decrease in total tax-equivalent interest income was due to a decrease in interest income from all categories of interest earning assets. The decrease in interest income from loans and taxable investment securities was due to lower rates, offset somewhat by increases in volume. The decrease in interest income from tax-exempt investment securities was due to lower rates and lower volume. The decrease in interest income on federal funds sold was due to a decrease in volume, offset somewhat by an increase in rate.

The decrease in total interest expense was due to a decrease in interest expense from time deposits, offset somewhat by increases in interest expense on interest bearing demand and savings deposits, federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings. Interest expense on time deposits decreased due to lower rates, offset somewhat by an increase in volume. Interest expense on interest bearing demand and savings deposits increased primarily due to higher volume. Interest expense on federal funds purchased, repurchase agreements and notes payable increased due to both higher volume and rates. Interest expense on FHLB advances and other borrowings increased due to higher volume, offset somewhat by a decrease in rates.

The provision for loan losses recorded was $990,000 during the first nine months of both 2004 and 2003. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

                                           -----------------------------------------------
                                                   Noninterest Income and Expense
                                                     for the Nine Months Ended
                                                    September 30, 2004 and 2003
                                                          (in thousands)
                                           ----------------------------------------------
Non-interest Income                        09/30/2004   09/30/2003   $ change    % change
                                           ----------------------------------------------
Remittance processing 1 ................    $  5,635     $  5,312    $    323       6.1%
Trust and brokerage fees 2 .............       4,831        4,230         601      14.2%
Service charges on deposit accounts ....       1,820        1,906         (86)     (4.5%)
Securities transactions, net 3 .........         139          (49)        188     383.7%
Gain on sales of mortgage loans, net 4 .         777        2,214      (1,437)    (64.9%)
Other 5 ................................       2,075        1,577         498      31.6%
                                            --------------------------------------------
        Total non-interest income ......    $ 15,277     $ 15,190    $     87       0.6%
                                            ============================================
Non-interest Expense
----------------------------------------------------------------------------------------
Salaries and employee benefits .........    $ 13,978     $ 13,893    $     85       0.6%
Occupancy ..............................       1,968        1,847         121       6.6%
Equipment 6 ............................       1,886        1,787          99       5.5%
Data processing ........................       1,633        1,563          70       4.5%
Office supplies ........................         887          962         (75)     (7.8%)
Service charges from correspondent banks         652          698         (46)     (6.6%)
Other 7 ................................       3,953        3,685         268       7.3%
                                            --------------------------------------------
        Total non-interest expense .....    $ 24,957     $ 24,435    $    522       2.1%
                                            ============================================

1 In August 2003, FirsTech introduced a new remittance processing product called Internet Agent. Internet Agent income accounted for $1.951 million, or 34.6%, of total remittance processing income in the first nine months of 2004. A portion of the additional income generated by the Internet Agent product was partially offset by decreases in mechanical collection, lockbox processing and electronic payment income. FirsTech has continued to experience success in the expansion of the Internet Agent product among new and existing customers, who consider it to be at the forefront of technology compared to similar products within the payment industry.

2 The increase in trust and brokerage fees was the result of strong investment performance for existing clients and obtaining new investment accounts. Assets under management increased $209 million to $1.647 billion at September 30, 2004 compared to $1.438 billion at September 30, 2003.

3 Included in securities transactions in 2004 was a $133,000 gain on the sale of one security.

4 The decrease in gains on sales of mortgage loans reflected a $128.834 million, or 68.4%, decrease in funded mortgage loans sold, from $188.245 million in the first nine months of 2003 to $59.411 million in the first nine months of 2004. The volume of funded mortgage loans, which peaked in the third quarter of 2003, has decreased mainly due to a decline in demand for refinancing.

5 Other non-interest income year-to-date in 2004 included a gain of $291,000 on the sale of two parking lots.


6 The increase in equipment expense included additional costs associated with the new Internet Agent product.

7 Included in other non-interest expense in 2004 was approximately $225,000 of expenses incurred related to the anticipated merger of the Company's two banking subsidiaries for purposes of marketing, promotion and branding of the new entity, Main Street Bank and Trust, and $111,000 in direct loan costs relating primarily to the increase in home equity loans.

Income tax expense decreased $403,000, or 6.2%, during the first nine months of 2004 compared to the same period in 2003. The effective tax rate increased to 35.4% during the first nine months of 2004 from 34.0% for the same period in 2003.

Results of Operations For the Three Months Ended September 30, 2004

Net income for the second quarter of 2004 was $3.555 million, a $710,000, or 16.6%, decrease from $4.265 million for the same period in 2003. Basic earnings per share decreased $0.03, or 7.3%, to $0.38 per share during the third quarter of 2004 from $0.41 per share during the same period in 2003. Diluted earnings per share decreased $0.03, or 7.5%, to $0.37 per share during the third quarter of 2004 from $0.40 per share during the same period of 2003.

The following scheduled "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                    Consolidated Average Balance Sheet and Interest Rates
                                                                  (dollars in thousands)
                                           --------------------------------------------------------------------
                                                              Three Months Ended September 30,
                                           --------------------------------------------------------------------
                                                            2004                              2003
                                           --------------------------------------------------------------------
                                            Average                              Average
                                            Balance       Interest     Rate      Balance     Interest     Rate
                                           --------------------------------------------------------------------
Assets
Taxable investment securities1 .........   $  337,101    $    2,560    3.02%   $  319,930   $    2,875    3.57%
Tax-exempt investment securities1 (TE) .       44,479           685    6.13%       53,826          855    6.30%
Federal funds sold and interest bearing
  deposits2 ............................       36,234           151    1.66%       39,129          109    1.11%
Loans3,4 (TE) ..........................      722,047        10,509    5.79%      640,184       10,149    6.29%
                                           --------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,139,861    $   13,905    4.85%   $1,053,069   $   13,988    5.27%
                                           --------------------------------------------------------------------

Cash and due from banks ................   $   46,108                          $   45,852
Premises and equipment .................       16,982                              17,718
Other assets ...........................       25,654                              21,250
                                           --------------------------------------------------------------------
        Total assets ...................   $1,228,605                          $1,137,889
                                           ====================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $  102,280    $      192    0.75%   $   88,121   $      142    0.64%
Savings ................................      359,472           942    1.04%      282,914          597    0.84%
Time deposits ..........................      356,431         2,509    2.80%      337,854        2,607    3.06%
Federal funds purchased, repurchase
  agreements, and notes payable ........       92,687           336    1.44%       98,040          270    1.09%
FHLB advances and other borrowings .....       29,912           405    5.39%       28,411          392    5.47%
                                           --------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $  940,782    $    4,384    1.85%   $  835,340   $    4,008    1.90%
                                           --------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  100,028                          $   91,292
Noninterest bearing savings deposits ...       65,052                              61,556
Other liabilities ......................       10,357                               9,975
                                           --------------------------------------------------------------------
        Total liabilities ..............   $1,116,219                          $  998,163
Shareholders' equity ...................      112,386                             139,726
                                           --------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,228,605                          $1,137,889
                                           ====================================================================
Interest spread (average rate earned
minus average rate paid) (TE) ..........                               3.00%                              3.37%
                                           ====================================================================
Net interest income (TE) ...............                 $    9,521                         $    9,980
                                           ====================================================================
Net yield on interest
  earnings assets (TE) .................                               3.32%                              3.76%
                                           ====================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest bearing deposits included approximately $15,000 and $17,000 in 2004 and 2003, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $383,000 and $437,000 in 2004 and 2003, respectively, are included in total loan income.

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

                                                           Analysis of Volume
                                                           and Rate Changes
                                                            (in thousands)
                                                    -------------------------------
                                                          Three Months Ended
                                                           September 30, 2004
                                                    -------------------------------
                                                     Increase
                                                    (Decrease)
                                                       From
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
                                                     ------------------------------
Interest Income
  Taxable investment securities ..................   $  (315)   $   824    $(1,139)
  Tax-exempt investment securities (TE) ..........      (170)      (147)       (23)
  Federal funds sold and interest earning deposits        42        (50)        92
  Loans (TE) .....................................       360      4,167     (3,807)
                                                     ------------------------------
        Total interest income (TE) ...............   $   (83)   $ 4,794    $(4,877)
                                                     ------------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $   395    $   202    $   193
  Time deposits ..................................       (98)       653       (751)
  Federal funds purchased,
    repurchase agreements and notes payable ......        66        (90)       156
  FHLB advances and other borrowings .............        13         48        (35)
                                                     ------------------------------
        Total interest expense ...................   $   376    $   813    $  (437)
                                                     ------------------------------
Net Interest Income (TE) .........................   $  (459)   $ 3,981    $(4,440)
                                                     ==============================

Net interest income on a tax equivalent basis was $459,000, or 4.6%, lower for the third quarter of 2004 compared to the third quarter of 2003. Total tax-equivalent interest income was $83,000, or 0.6%, lower in 2004 compared to 2003, but interest expense increased $376,000, or 9.4%. The decrease in interest income was due to a decrease in rates, offset somewhat by an increase in volume. The increase in interest expense was due to an increase in volume offset somewhat by a decrease in rates.

The decrease in total interest income was due to decreases in interest income from taxable and tax-exempt investment securities, offset somewhat by increases in interest income from loans and federal funds sold and interest earning deposits. The decreases in interest income from taxable investment securities was due to a decrease in rates, offset somewhat by an increase in volume during the third quarter of 2004 compared to the same period in 2003. The decrease in interest income from tax-exempt investment securities was due to decreases in both volume and rates. The increase in interest income from loans was due to an increase in volume, offset somewhat by a decrease in rates. The increase in interest income from federal funds sold and interest earning deposits was due to an increase in rates, offset somewhat by a decrease in volume.

The increase in total interest expense was due to increases in interest expense on interest bearing demand and savings deposits, federal funds purchased, repurchase agreements and notes payable and FHLB advances and other borrowings, offset somewhat by a decrease in interest expense on time deposits in the third quarter of 2004 compared to the same period in 2003. The increases in interest expense on interest bearing demand and savings deposits was due to an increase in both volume and rates. The increase in interest expense on federal funds purchased, repurchase agreements and notes payable was due to an increase in rates, offset somewhat by a decrease in volume. The increase in interest expense from FHLB advances and other borrowings was due to an increase in volume, offset somewhat by lower rates. The decrease in interest expense on time deposits was due to a decrease in rates, offset somewhat by an increase in volume.

The provision for loan losses recorded was $330,000 during both the third quarter of 2004 and 2003. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

                                                 Noninterest Income and Expense
                                                   for the Three Months Ended
                                                   September 30, 2004 and 2003
                                                           (in thousands)
                                           ----------------------------------------------
Non-interest Income                        09/30/2004   09/30/2003  $ Change    % Change
-----------------------------------------------------------------------------------------
Remittance processing ..................    $ 1,820      $ 1,814    $     6         0.3%
Trust and brokerage fees 1 .............      1,544        1,435        109         7.6%
Service charges on deposit accounts ....        619          666        (47)       (7.1%)
Securities transactions, net 2 .........        133           (6)       139      2316.7%
Gain on sales of mortgage loans, net 3 .        229          972       (743)      (76.4%)
Other ..................................        613          539         74        13.7%
                                            --------------------------------------------
        Total non-interest income ......    $ 4,958      $ 5,420    $  (462)       (8.5%)
                                            ============================================
Non-interest Expense
----------------------------------------------------------------------------------------
Salaries and employee benefits .........    $ 4,727      $ 4,650    $    77         1.7%
Occupancy ..............................        685          641         44         6.9%
Equipment 4 ............................        606          575         31         5.4%
Data processing 5 ......................        546          505         41         8.1%
Office supplies ........................        270          334        (64)      (19.2%)
Service charges from correspondent banks        194          233        (39)      (16.7%)
Other 6 ................................      1,414        1,312        102         7.8%
                                            --------------------------------------------
        Total non-interest expense .....    $ 8,442      $ 8,250    $   192         2.3%
                                            ============================================

1 The increase in trust and brokerage fees was the result of strong investment performance for existing clients and obtaining new investment accounts. Assets under management increased $209 million to $1.647 billion at September 30, 2004 compared to $1.438 billion at September 30, 2003.

2 Included in securities transactions in 2004 was a $133,000 gain on the sale of one security.

3 The decrease in gains on sales of mortgage loans reflected a $57.338 million, or 78.8%, decrease in funded mortgage loans sold, from $72.761 million in the third quarter of 2003 to $15.423 million in the third quarter of 2004. The volume of funded mortgage loans, which peaked in the third quarter of 2003, decreased mainly due to a decline in demand for refinancing.

4 The increase in equipment expense included costs associated with the new Internet Agent product.

5 Data processing expense included a $49,000 increase in internet expense in the third quarter of 2004 compared to the same period in 2003. This increase reflected an increase in internet banking, internet bill pay and internet cash management users in 2004 compared to 2003.

6 Included in other non-interest expense in the third quarter of 2004 was approximately $160,000 of expenses incurred related to the anticipated merger of the Company's two banking subsidiaries for purposes of marketing, promotion and branding of the new entity, Main Street Bank and Trust.

Income tax expense decreased $343,000, or 15.2%, during the third quarter of 2004 compared to the same period in 2003. The effective tax rate increased to 34.9% during the third quarter of 2004 from 34.6% in the second quarter of 2003.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The company's subsidiary banks offer a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; full service brokerage and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Internet Agent, Visa e-Pay and MasterCard RPS.

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

As of and for the                  Banking     Remittance
Nine Months Ended:                 Services     Services      Company    Eliminations     Total
--------------------------------------------------------------------------------------------------
September 30, 2004
  Total interest income .......   $   40,196   $       15   $      172    $      (76)   $   40,307
  Total interest expense ......       12,309           --           51           (76)       12,284
  Provision for loan losses ...          990           --           --            --           990
  Total non-interest income ...        9,732        5,696        3,529        (3,680)       15,277
  Total non-interest expense ..       20,009        3,905        4,723        (3,680)       24,957
  Income before income tax ....       16,620        1,806       (1,073)           --        17,353
  Income tax expense ..........        5,810          759         (432)           --         6,137
  Net income ..................       10,810        1,047         (641)           --        11,216
  Total assets ................    1,221,464        4,730      119,906      (106,502)    1,239,598
  Depreciation and amortization        1,142          471          301            --         1,914

September 30, 2003
  Total interest income .......   $   42,063   $       43     $ 257 43    $      (83)   $   42,280
  Total interest expense ......       12,888           --            5           (83)       12,810
  Provision for loan losses ...          990           --           --            --           990
  Total non-interest income ...       10,115        5,372        3,495        (3,792)       15,190
  Total non-interest expense ..       20,105        3,680        4,442        (3,792)       24,435
  Income before income tax ....       18,195        1,735         (695)           --        19,235
  Income tax expense ..........        6,118          698         (276)           --         6,540
  Net income ..................       12,077        1,037         (419)           --        12,695
  Total assets ................    1,130,724        3,359      148,339      (134,949)    1,147,473
  Depreciation and amortization        1,159          304          363            --         1,826

Recent Regulatory Developments

On August 20, 2004, Illinois Governor Blagojevich signed legislation that permits state-chartered banks and national banks that are headquartered outside of Illinois to establish de novo branches and to acquire branches in Illinois, provided that the states in which they are headquartered grant reciprocal privileges to banks that are headquartered in Illinois. This legislation will allow state-chartered banks and national banks headquartered in Illinois to establish de novo branches and to acquire branches in states that have similar reciprocity laws. On September 13, 2004, the Illinois Department of Financial and Professional Regulation published guidance, in the form of Interpretive Letter 2004-01, that lists those states that have similar reciprocity laws. At this time, it is not possible to predict the impact this legislation will have on the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                           Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------
                                                                 (c) Total      (d) Maximum
                                                                 Number of         Number
                                                                   Shares         of Shares
                                                                Purchased as      that May
                                                                  Part of          Yet Be
                                (a) Total                         Publicly       Purchased
                                Number of     (b) Average         Announced      Under the
                                 Shares      Price Paid per       Plans or        Plans or
Period                          Purchased        Shares           Programs 1     Programs 1
--------------------------------------------------------------------------------------------
July 1-
July 31, 2004 ...............          --      $      --               --          428,700

August 1 -
August 31, 2004 .............      36,000      $   30.96           36,000          392,700

September 1 -
September 30, 2004 ..........       3,000      $   31.00            3,000          389,700

                               -----------------------------------------------------------
Total .......................      39,000      $   30.96           39,000          389,700
                               ===========================================================

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


Date:  November 8, 2004



By:  /s/ David B. White
     ----------------------------------------
     David B. White, Executive Vice President
     and Chief Financial Officer



By:  /s/ Van A. Dukeman
     ----------------------------------------
     Van. A. Dukeman, President
     and Chief Executive Officer