Form 10-K
period 2004-09-30
MAIN STREET TRUST INC
filed 2005-03-15
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                        Commission File Number: 33-90342

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of March 1, 2005, the Registrant had issued and outstanding 9,455,669 shares of the Registrant's Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported price on June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $185,416,624*.

* Based on the last reported price ($30.90) of an actual transaction in Registrant's Common Stock on June 30, 2004, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Sock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 11, 2005.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.   Description of Business......................................        4
          A.  General
          B.  Business of the Company and Subsidiaries
          C.  Competition
          D.  Monetary Policy and Economic Conditions
          E.  Supervision and Regulation
          F.  Employees
          G.  Internet Website

Item 2.   Properties...................................................       10
Item 3.   Legal Proceedings............................................       10
Item 4.   Submission of Matters to a Vote of Security Holders..........       10

                                     Part II

Item 5.   Market for Registrant's Common Equity and Related Shareholder
            Matters ...................................................       11
Item 6.   Selected Consolidated Financial Data.........................       12
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............       12
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk...       32
Item 8.   Financial Statements and Supplementary Data..................       32
Item 9.   Changes in and Disagreements with Accountants
            On Accounting and Financial Disclosure.....................       62
Item 9a.  Controls and Procedures......................................       62
Item 9b.  Other Information............................................       64

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant...........       64
Item 11.  Executive Compensation.......................................       65
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Shareholder Matters.............       65
Item 13.  Certain Relationships and Related Transactions...............       65
Item 14.  Principal Accountants Fees and Services......................       65

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules...................       66

                                     PART 1

Item 1.  Description of Business

A. General

MAIN STREET TRUST, INC. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust, and FirsTech, Inc.

On  March  23,  2000,  the  Company  acquired  all of the  outstanding  stock of
BankIllinois, The First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. into the Company. The merger, which was accounted for as a pooling of interests, was completed on March 23, 2000. The Company subsequently merged the Company's former banking subsidiary, First Trust Bank of Shelbyville, into BankIllinois effective June 19, 2002. On November 10, 2004, the Company merged The First National Bank of Decatur into BankIllinois and renamed the bank Main Street Bank & Trust.

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through Main Street Bank & Trust ("the Bank"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2004, the Company had consolidated total assets of $1.228 billion, shareholders' equity of $113.975 million and trust assets under administration of approximately $1.765 billion. Substantially all of the income of the Company is currently derived from dividends and management fees received from the subsidiaries. The amount of these dividends is directly related to the earnings of the subsidiaries and is subject to various regulatory restrictions. See "Supervision and Regulation".

Banking Segment

The Bank conducts a general banking business embracing most of the services, both consumer and commercial, which banks may lawfully provide, including the following principal services: the acceptance of deposits to demand, savings, time and individual retirement accounts and the servicing of such accounts; commercial, consumer and real estate lending, including installment loans and personal lines of credit; safe deposit operations; and additional services tailored to the needs of individual customers, such as the sale of traveler's checks, cashier's checks and other specialized services. The Company offers personalized financial planning services through Raymond James, which services include a broad spectrum of investment products, including stocks, bonds, mutual funds and tax advantaged investments. In addition, the Wealth Management division offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, farm management, 401K administration and miscellaneous consulting.

Commercial lending at the Bank covers such categories as agriculture, manufacturing, capital, inventory, construction, real estate development and commercial mortgages. Commercial lending, particularly loans to small and medium sized businesses, accounts for a major portion of the Bank's loan portfolios. The Bank's retail banking division makes loans to consumers for various purposes, including home equity and automobile loans. The consumer mortgage loan department, which is part of the retail banking division, specializes in real estate loans to individuals. The Bank also purchases installment obligations from retailers, primarily without recourse.

The Bank's principal sources of income are interest and fees on loans and investments and service fees. Its principal expenses are interest paid on deposits and general operating expenses. The Bank's primary service area is Central Illinois.

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2004, 2003 and 2002, FirsTech accounted for $7.3 million (10%), $7.3 million (10%), and $7.5 million (9%), respectively, of the consolidated total revenues of the Company and accounted for $2.3 million (10%), $2.3 million (9%) and $2.4 million (9%), respectively, of the consolidated income before income tax of the Company. See Note 1 to the Consolidated Financial Statements for an analysis of segment operations.

In 2003, FirsTech introduced a new remittance processing product called Internet Agent. A portion of the additional income generated by the Internet Agent product was partially offset by decreases in mechanical collection, lockbox processing and electronic payment income. FirsTech has continued to experience success in the expansion of the Internet Agent product among new and existing customers, and management believes it is at the forefront of technology compared to similar products within the payment industry.

Over the past three years, FirsTech's sources of processing revenue has shifted toward the processing of payments to paying agents. FirsTech's retail lockbox processing for organizations provided approximately 30%, 41% and 41% of the total revenue of FirsTech in 2004, 2003 and 2002, respectively. FirsTech processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2004, 2003 and 2002, the remittance collection business for these companies accounted for approximately 69%, 55% and 54%, respectively, of the total revenue of FirsTech.

FirsTech competes in the retail payment processing business with companies that range from large national companies to small, local businesses. In addition, many companies do their own remittance processing rather than out-source the work to an independent processor such as FirsTech. The principal methods of competition in the remittance processing industry are pricing of services, use of technology and quality of service.

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

The Company faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles. The ability of the Company to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Company attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, internet banking, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Under the Gramm-Leach-Bliley Act, which was enacted in 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. Although the Company has seen no significant impact from this change, it has the potential to change the competitive environment in which the Company and the Bank conduct business. The financial services industry is also likely to become more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

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

E. Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, the growth and earnings performance of the Company may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the "DFPR"), the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Federal Deposit Insurance Corporation (the "FDIC"). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the "SEC") and state securities authorities have an impact on the business of the Company. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of the Company and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Bank, rather than shareholders.

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

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is also required to file with the Federal Reserve periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be "so closely related to banking... as to be a proper incident thereto." This authority would permit the Company to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

The Federal Reserve's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets. The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others. For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders' equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company's allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2004, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporation Act, as amended, which prohibit the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or
(ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Bank Insurance Fund ("BIF"). As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois Banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System ("non-member banks'). The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their respective levels of capital and results of supervisory evaluations. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

During the year ended December 31, 2004, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2005, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2004, the FICO assessment rate for BIF and SAIF members was approximately 0.02% of deposits.

Supervisory Assessments. All Illinois banks and national banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the DFPR. The First National Bank of Decatur was a national bank and paid supervisory assessments to the OCC prior to the merger with BankIllinois. In the case of a national bank, the amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank's size and its supervisory condition (as determined by the corporate rating assigned to the bank as a result of its most recent OCC examination). During the year ended December 31, 2004, the Bank paid supervisory assessments to the DFPR totaling $115,000 and to the OCC totaling $110,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The federal bank regulatory agencies have established the following minimum capital standards for insured state banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For purposes of these capital standards, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, regulations of the FDIC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized". Under the regulations of the FDIC, in order to be "well-capitalized", a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2004: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by applicable regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2004. As of December 31, 2004, approximately $58.838 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Branching Authority. Illinois banks have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states that authorize such expansion.

State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transactions accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $47.6 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $47.6 million, the reserve requirement is $1.218 million plus 10% of the aggregate amount of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

F. Employees

The Company had a total of 445 employees at December 31, 2004, consisting of 345 full-time employees and 100 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and consumer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be excellent.

G. Internet Website

The Company maintains an internet site for its subsidiary bank at www.mainstreettrust.com. The Company makes available free of charge on these sites its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 2. Properties

The Company and its subsidiaries conduct business in eighteen locations. The Company and Main Street Bank & Trust' headquarters are located at 100 W. University Ave. in Champaign, Illinois. The Company and/or its subsidiaries own the land and buildings for eleven locations and lease seven locations, three of which are located in supermarkets. The Company believes that its facilities are adequate to serve its present needs.

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

There were no items submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registrant's  Common Equity and Related Shareholder Matters

The Company's common stock was held by approximately 700 shareholders of record as of March 1, 2005 and is traded in the over-the-counter market.

The following table shows, for the periods indicated, the range of closing prices per share of the Company's common stock in the over-the-counter market, as reported to the Company by the brokers known to the Company to regularly follow the market for the common stock. Certain other private transactions may have occurred during the periods indicated of which the Company has no knowledge. The following prices represent inter-dealer prices without retail markups, markdowns or commissions.

                                                                         Cash
                                                  High        Low      Dividends
                                               ---------------------------------

2003   First quarter .....................     $   25.25   $   24.25   $    0.15
       Second quarter ....................         30.00       24.75        0.15
       Third quarter .....................         31.00       27.75        0.20
       Fourth quarter ....................         35.00       29.70        0.20

2004   First quarter .....................     $   31.25   $   30.60   $    0.21
       Second quarter ....................         32.00       30.25        0.21
       Third quarter .....................         32.00       30.30        0.21
       Fourth quarter ....................         32.50       28.50        0.21

During the fourth quarter of 2004, the Company declared a $0.22 per share cash dividend, which was paid on January 28, 2005. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions. See "Business
- Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank - Dividend Payments" for a more detailed description of these limitations.

On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program (the "Program"), allowing the purchase of up to 500,000 shares of the Company's outstanding stock. No shares were repurchased during the fourth quarter of 2004.

Item 6.  Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2004. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.

                                                                            Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                          2004          2003         2002          2001          2000
                                                                 (dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Interest income ...................................   $   54,805    $   55,686    $   63,363    $   73,195    $   74,271
Interest expense ..................................       16,852        16,723        21,717        33,598        36,599
Net interest income ...............................       37,953        38,963        41,646        39,597        37,672
Provision for loan losses .........................        1,100         1,470         1,450         2,670           804
                                                      -------------------------------------------------------------------
Net interest income after provision for loan losses       36,853        37,493        40,196        36,927        36,868
Non-interest income ...............................       19,847        20,294        18,866        17,266        16,316
Non-interest expense ..............................       33,879        32,341        33,161        30,286        34,769
Income tax expense ................................        8,043         8,841         8,520         7,736         6,426
                                                      -------------------------------------------------------------------
     Net income ...................................   $   14,778    $   16,605    $   17,381    $   16,171    $   11,989
                                                      -------------------------------------------------------------------
Basic earnings per share ..........................   $     1.56    $     1.62    $     1.61    $     1.48    $     1.08
                                                      -------------------------------------------------------------------
Diluted earnings per share ........................   $     1.54    $     1.60    $     1.60    $     1.45    $     1.06
                                                      -------------------------------------------------------------------
Return on average total assets ....................         1.22%         1.47%         1.58%         1.47%         1.15%
Return on average shareholders' equity ............        13.08%        12.67%        12.79%        12.32%        10.03%
Dividend payout ratio .............................        54.49%        46.91%        33.54%        30.41%        37.04%
Cash dividends declared per common share ..........   $     0.85    $     0.76    $     0.54    $     0.45    $     0.40
                                                      -------------------------------------------------------------------
Total assets ......................................   $1,228,118    $1,154,174    $1,122,728    $1,151,511    $1,091,081
Investment in debt and equity securities ..........      358,726       370,726       316,210       335,422       303,187
Loans held for investment, net ....................      761,227       666,259       664,142       673,061       659,849
Deposits ..........................................      974,577       898,472       868,586       884,109       839,932
Borrowings ........................................      126,782       132,978       108,457       120,102       110,636
Total shareholders' equity ........................      113,975       111,450       134,470       135,993       125,402
Total shareholders' equity to total assets ........         9.28%         9.66%        11.98%        11.81%        11.49%
Average shareholders' equity to average assets ....         9.34%        11.63%        12.35%        11.91%        11.45%
                                                      ===================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2004, 2003 and 2002 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2004 compared to December 31, 2003 and at December 31, 2003 compared to December 31, 2002. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 30 of this report.

Overview

Net income declined slightly, from $16.605 million in 2003 to $14.778 million in 2004, due to the compression of the Bank's net interest margin, one-time expenses associated with the merger and name change of our subsidiary banks, The First National Bank of Decatur and BankIllinois, in the fourth quarter and a decline in mortgage loan sales and related income. Interest rates remained at unprecedented low levels during the first half of 2004 and they increased in the second half of 2004 as a result of five rate hikes by the Federal Reserve. However, the net interest margin showed a pattern of increases during the fourth quarter of 2004, and should continue to increase in response to the continued rising rate environment. Loan demand grew during 2004 and loan quality remained strong, with non-performing loans as a percentage of gross loans at 0.29%, compared to 0.15% in 2003 and 0.33% in 2002. Earnings were flat for the year ended December 31, 2003 compared to 2002, with diluted earnings per share of $1.60 in both 2003 and 2002. Interest rates were at unprecedented lows during 2003 and caused compression in our margins. Also affecting our margin was the lack of loan growth during 2003. However, the economy continued to improve in the fourth quarter of 2003, and loan demand, which showed growth late in the fourth quarter of 2003 continued into 2004.

During the second quarter of 2002, the Company completed a tender offer in which 711,832 of its shares of common stock were acquired for an aggregate cost of $16.556 million. The Company completed a second tender offer during the third quarter of 2003 in which 1,074,140 of its shares of common stock were acquired for an aggregate cost of $32.395 million.

On November 8, 2004, the Company announced its intent to acquire Citizens First Financial, parent company of Citizens Savings Bank in Bloomington, Illinois for a total cost of approximately $61.6 million of which 50% will be in the form of cash and 50% will be in the form of common stock of the Company. As of September 30, 2004, Citizens First Financial had consolidated assets of $327.103 million, consolidated total deposits of $231.416 million and consolidated stockholders' equity of $34.213 million. The acquisition is expected to close in the second quarter of 2005, pending approval from Citizen's shareholders and all applicable regulatory agencies.

Segment Operations

FirsTech, Inc. operates as a separate segment of the Company. Results of Firstech's operations are included as non-interest income and non-interest expense of the Company.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 1 to the Company's consolidated financial statements located in Item 8 of this Annual Report on form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company believes that it has one critical accounting policy that is subject to estimates and judgements used in the preparation of its consolidated financial statements.

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

The Company utilizes its data processing system to identify loan payments not made by their contractual due date and to calculate the number of days each loan exceeds the contractual due date. The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. Management believes the allowance for loan losses is adequate to absorb probable credit losses inherent in the loan portfolio. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.

Results of Operations

The Company had earnings of $14.778 million in 2004 compared to $16.605 million in 2003 and $17.381 million in 2002. The Company had a return on average assets of 1.22%, 1.47% and 1.58% in 2004, 2003 and 2002, respectively. Basic earnings per share were $1.56, $1.62 and $1.61 in 2004, 2003 and 2002, respectively. Diluted earnings per share were $1.54, $1.60 and $1.60 in 2004, 2003 and 2002, respectively. Management believes that a strong balance sheet and earnings are critical to success.

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

         Net Interest Income on a Tax Equivalent Basis
                         (in thousands)

--------------------------------------------------------------------------------
                                               2004          2003          2002
--------------------------------------------------------------------------------

Total interest income ................       $54,805       $55,686       $63,363
Total interest expense ...............        16,852        16,723        21,717
                                             -----------------------------------
   Net interest income ...............        37,953        38,963        41,646
Tax equivalent adjustment:
   Tax-exempt investments ............           993         1,222         1,279
   Tax-exempt loans ..................            12            16            19
                                             -----------------------------------
        Total adjustment .............         1,005         1,238         1,298
                                             -----------------------------------
Net interest income (TE) .............       $38,958       $40,201       $42,944
                                             ===================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                    Consolidated Average Balance Sheet and Interest Rates
                                               (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                       2004                          2003                            2002
------------------------------------------------------------------------------------------------------------------------------------
                                          Average                        Average                         Average
                                          Balance    Interest   Rate     Balance    Interest   Rate      Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1 ......   $  327,064    $10,793   3.30%   $  305,146   $11,502   3.77%    $  262,275   $12,471   4.75%
Tax-exempt investment
   securities1 (TE) .................       46,214      2,837   6.14%       55,601     3,492   6.28%        55,134     3,654   6.63%
Federal funds sold and interest
   bearing deposits2 ................       37,910        600   1.58%       36,786       447   1.22%        25,602       437   1.71%
Loans3,4 (TE) .......................      711,986     41,580   5.84%      645,543    41,483   6.43%       673,423    48,099   7.14%
                                        --------------------------------------------------------------------------------------------
   Total interest earning assets
      and interest income (TE) ......   $1,123,174    $55,810   4.97%   $1,043,076   $56,924   5.46%    $1,016,434   $64,661   6.36%
                                        --------------------------------------------------------------------------------------------
Cash and due from banks .............   $   44,965                      $   45,872                      $   46,771
Premises and equipment ..............       17,184                          17,864                          18,928
Other assets ........................       23,944                          19,848                          18,149
                                        --------------------------------------------------------------------------------------------
   Total assets .....................   $1,209,267                      $1,126,660                      $1,100,282
                                        ============================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits ....   $   93,315    $   635   0.68%   $   87,351   $   641   0.73%    $   90,916   $   944   1.04%
Savings .............................      345,624      3,432   0.99%      284,641     2,586   0.91%       261,063     3,689   1.41%
Time deposits .......................      352,596      9,905   2.81%      337,737    10,843   3.21%       350,353    14,081   4.02%
Federal funds purchased, repurchase
   agreements and notes payable .....       97,503      1,271   1.30%       95,029     1,094   1.15%        68,615     1,169   1.70%
FHLB advances & other
   borrowings .......................       29,925      1,609   5.38%       28,492     1,559   5.47%        32,889     1,834   5.58%
                                        --------------------------------------------------------------------------------------------
   Total interest bearing liabilities
      and interest expense ..........   $  918,963    $16,852   1.83%   $  833,250   $16,723   2.01%    $  803,836   $21,717   2.70%
                                        --------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits .........................      100,913                          89,935                          93,590
Non-interest bearing savings
   deposits .........................       66,163                          62,056                          56,204
Other liabilities ...................       10,260                          10,339                          10,738
                                        --------------------------------------------------------------------------------------------
   Total liabilities ................   $1,096,299                      $  995,580                   $     964,368
Shareholders' equity ................      112,968                         131,080                         135,914
                                        --------------------------------------------------------------------------------------------
   Total liabilities and
      shareholders' equity ..........   $1,209,267                      $1,126,660                   $   1,100,282
                                        --------------------------------------------------------------------------------------------
Interest spread (average
   rate earned minus
   average rate paid) (TE) ..........                           3.14%                          3.45%                           3.66%
                                        ============================================================================================
Net interest income (TE) ............                 $38,958                        $40,201                         $42,944
                                        ============================================================================================
Net yield on interest
   earnings assets (TE) .............                           3.47%                          3.85%                           4.22%
                                        ============================================================================================

Notes: see next page for notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Table:

1    Investments in debt securities are included at carrying value.

2 Federal funds sold and interest earning deposits include approximately $66,000, $71,000 and $61,000 in 2004, 2003 and 2002, respectively, of interest income from third party processing of cashier checks.

3 Loans are net of allowance of loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

4 Loan fees of approximately $1.410 million, $1.706 million, and $1.269 million in 2004, 2003 and 2002, respectively, are included in total loan income.

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

                              Analysis of Volume and Rate Changes
                                       (in thousands)
------------------------------------------------------------------------------------------------------
                                                     2004                            2003
------------------------------------------------------------------------------------------------------
                                        Increase                         Increase
                                       (Decrease)                       (Decrease)
                                          from                             from
                                        Previous    Due to     Due to    Previous   Due to      Due to
                                          Year      Volume      Rate       Year     Volume       Rate
------------------------------------------------------------------------------------------------------
Interest Income
  Taxable investment securities .....   $  (709)   $   788    $(1,497)   $  (969)   $ 1,862    $(2,831)
  Tax-exempt investment securities ..      (655)      (578)       (77)      (162)        16       (178)
  Federal funds sold and interest
    bearing deposits ................       153         14        139         10        158       (148)
  Loans .............................        97      4,063     (3,966)    (6,616)    (1,933)    (4,683)
                                        --------------------------------------------------------------
        Total interest income .......   $(1,114)   $ 4,287    $(5,401)   $(7,737)   $   103    $(7,840)
                                        --------------------------------------------------------------
Interest Expense
  Interest bearing demand
    and savings deposits ............   $   840    $   609    $   231    $(1,406)   $   250    $(1,656)
  Time deposits .....................      (938)       461     (1,399)    (3,238)      (492)    (2,746)
  Federal funds purchased, repurchase
    agreements and notes payable ....       177         29        148        (75)       371       (446)
  Federal Home Loan Bank advances
    and other borrowings ............        50         77        (27)      (275)      (241)       (34)
                                        --------------------------------------------------------------
        Total interest expense ......   $   129    $ 1,176    $(1,047)   $(4,994)   $  (112)   $(4,882)
                                        --------------------------------------------------------------
Net Interest Income (TE) ............   $(1,243)   $ 3,111    $(4,354)   $(2,743)   $   215    $(2,958)
                                        ==============================================================

Total average earning assets increased from $1.043 billion in 2003 to $1.123 billion in 2004, but generated lower interest income mainly as a result of reduced interest rates in 2004 compared to 2003. Average loans increased $66.443 million, resulting in an increase in interest income of $97,000, of which $4.063 million was due to volume, offset somewhat by $3.966 million due to a decrease in interest rates. Average taxable investment securities increased $21.918 million, but generated $709,000 less interest income, of which $1.497 million was due to lower rates, offset somewhat by $788,000 due to an increase in volume. Average federal funds sold and interest-bearing deposits increased $1.124 million and generated $153,000 more interest income, mainly due to an increase in rates. Somewhat offsetting these increases in average balances was a decrease in average tax-exempt investment securities of $9.387 million, resulting in a decrease in interest income of $655,000, of which $578,000 was due to lower volume and $77,000 was attributable to a decrease in rates.

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

The negative trend in net interest income in 2003 compared to 2002 has shown a reversal in 2004 compared to 2003, especially in the fourth quarter of 2004, during which period a year-to-year increase in net interest income was reported. The following table summarizes the quarterly increase (decrease) in total interest income, total interest expense and net interest income in 2004 and 2003 compared to the same periods the prior year:

----------------------------------------------------------------------
                                     Total        Total        Net
                                   Interest     Interest    Interest
                                  Income (TE)   Expense    Income (TE)
----------------------------------------------------------------------

2003    First quarter ..........    $(1,634)    $(1,307)    $  (327)
        Second quarter .........     (2,012)     (1,258)       (754)
        Third quarter ..........     (2,207)     (1,391)       (816)
        Fourth quarter .........     (1,884)     (1,038)       (846)
                                    --------------------------------
        Year-to-date ...........    $(7,737)    $(4,994)    $(2,743)
                                    ===============================

2004    First quarter ..........    $(1,232)    $  (638)    $  (594)
        Second quarter .........       (824)       (264)       (560)
        Third quarter ..........        (83)        376        (459)
        Fourth quarter .........      1,025         655         370
                                    -------------------------------
        Year-to-date ...........    $(1,114)    $   129     $(1,243)
                                    ===============================

The Company establishes interest rates on loans and deposits based on market rates - such as the 91-day Treasury Bill rate and the prime rate - and interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral are also evaluated when determining loan rates. Rates were generally lower in 2004 compared to 2003. The average rate earned on loans decreased 59 basis points from 6.43% in 2003 to 5.84% in 2004. The yield on tax-exempt investment securities decreased 14 basis points from 6.28% in 2003 to 6.14% in 2004. The yield on taxable investment securities decreased 47 basis points from 3.77% in 2003 to 3.30% in 2004. Somewhat offsetting these lower yields was an increase in the yield on federal funds sold and interest-bearing deposits of 36 basis points from 1.22% in 2003 to 1.58% in 2004. Contributing to this yield increase was a higher average balance during the last half of 2004 compared to the first half, coupled with rising rates as a result of the five interest rate hikes initiated by the Federal Reserve between June and December 2004.

The total actual balance of loans at December 31, 2004 was higher than at December 31, 2003. Commercial, financial and agricultural loans increased $64.862 million from 2003 to 2004 primarily as a result of the Company's emphasis on business development, the favorable rate environment and the relative improvement in the economy in 2004, particularly in the last half. Real estate loans increased $23.297 million from 2003 to 2004, due to an $11.755 million increase in commercial real estate loans, and an increase of $11.542 million in residential real estate loans due to attractive adjustable rate mortgage rates. Installment and consumer loans increased $6.673 million from 2003 to 2004. This was primarily due to an $18.405 million increase in home equity loans as a result of the Company's increased focus on marketing this product in 2004, including promotional rates, offset somewhat by an $11.732 million decrease in indirect and other consumer loans, mainly due to the availability of alternative funding sources to consumers, such as special financing offered by the automobile manufacturers' captive financing companies.

Average rates on total interest bearing liabilities decreased 18 basis points, from 2.01% in 2003 to 1.83% in 2004, but interest expense increased $129,000 in 2004 compared to 2003 due to an increase in volume, offset somewhat by a decrease in rates. The overall increase in interest expense was caused by an increase in interest expense on interest bearing demand and savings deposits, federal funds purchased, repurchase agreements and notes payable and Federal Home Loan Bank advances and other borrowings, offset somewhat by a decrease in interest expense on time deposits. The average rate paid on time deposits decreased 40 basis points, from 3.21% in 2003 to 2.81% in 2004. This resulted in a decrease of $938,000 in interest expense, of which $1.399 million was due to lower rates, offset somewhat by a $461,000 increase in volume. The average rate paid on Federal Home Loan Bank advances and other borrowings decreased 9 basis points, from 5.47% in 2003 to 5.38% in 2004. However, interest expense increased a total of $50,000, comprised of $77,000 due to higher volume, which was offset somewhat by $27,000 due to a decrease in rates. The average rate paid on federal funds purchased, repurchase agreements and notes payable increased 15 basis points from 1.15% in 2003 to 1.30% in 2004. This resulted in an increase in interest expense of $177,000 of which $148,000 was due to higher rates and $29,000 was due to an increase in volume. The average rate paid on interest bearing demand and savings deposits increased 6 basis points, from 0.87% in 2003 to 0.93% in 2004. This resulted in an increase in interest expense of $840,000 in 2004, of which $609,000 was attributable to increased volume and $231,000 was due to higher rates.

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

Net charge-offs increased to $1.236 million in 2004 from $943,000 in 2003. The Company charged off $1.692 million in loans during 2004 compared to $1.640 million in 2003. This was due to increases in charge-offs for commercial, financial and agricultural loans and residential real estate loans of $140,000 and $6,000, respectively, in 2004 compared to 2003. The increase in charge-offs for commercial, financial and agricultural loans was primarily the result of charge-offs on one loan. These increases were offset somewhat by a decrease in charge-offs for installment and consumer loans of $94,000. Recoveries of previously charged off loans decreased from $697,000 in 2003 to $456,000 in 2004, with the largest decrease in the area of commercial, financial and agricultural loans, which decreased $238,000 from 2003 to 2004. The provision for loan losses decreased $370,000 from $1.470 million in 2003 to $1.100 million in 2004. Loan quality continued to be manageable as the ratio of net charge-offs to average net loans increased slightly to 0.17% in 2004 from 0.15% in 2003. The Company continues to emphasize credit analysis and early detection of problem loans.

Non-Interest Income and Expense

The following table summarizes selected categories of non-interest income and non-interest expense for the years ended December 31 2004, 2003 and 2002.

--------------------------------------------------------------------------------
                     Noninterest Income and Expense
                    for the Year Ended: December 31,
--------------------------------------------------------------------------------
Non-interest Income (in thousands)                 2004       2003        2002
--------------------------------------------------------------------------------

Remittance processing ..................         $  7,201   $  7,211    $  7,277
Trust and brokerage fees 1 .............            6,492      5,783       5,929
Service charges on deposit accounts ....            2,419      2,545       2,373
Securities transactions, net 2 .........              133        (12)        211
Gain on sales of mortgage loans, net 3 .              997      2,536       1,368
Other 4 ................................            2,605      2,231       1,708
                                                 -------------------------------
        Total non-interest income ......         $ 19,847   $ 20,294    $ 18,866
                                                 ===============================

--------------------------------------------------------------------------------
Non-interest Expense (in thousands) ....           2004       2003        2002
--------------------------------------------------------------------------------
Salaries and employee benefits .........         $ 18,889   $ 18,245    $ 18,721
Occupancy ..............................            2,669      2,489       2,376
Equipment 5 ............................            2,512      2,389       2,779
Data processing 6 ......................            2,283      2,108       2,300
Office supplies ........................            1,247      1,266       1,261
Service charges from correspondent banks              781        931         932
Other 7 ................................            5,498      4,913       4,792
                                                 -------------------------------
        Total non-interest expense .....         $ 33,879   $ 32,341    $ 33,161
                                                 ===============================

1 Trust and brokerage fees increased $709,000, or 12.3%, in 2004 compared to 2003. This increase was the result of strong investment performance for existing clients and obtaining new investment accounts. Assets under management increased $251 million to $1.765 billion at December 31, 2004 compared to $1.514 billion at December 31, 2003.

2 Income from securities transactions increased $145,000 in 2004 compared to 2003. This increase was due to a gain on the sale of one security. In 2003, income from securities transactions decreased $223,000, or 105.7%, compared to 2002. In 2002, income from securities transactions included gains from some securities sold to reposition the portfolio in the low rate environment.

3 Gains on sales of mortgage loans decreased $1.539 million, or 60.7%, in 2004 compared to 2003. This decrease was due to a decrease of approximately $132.328 million, or 63.3%, in mortgage loans funded in 2004 compared to 2003, primarily as a result of a decrease in refinancings. In 2003, gain on sales of mortgage loans increased $1.168 million, or 85.4% compared to 2002. This gain resulted from a $70.294 million, or 50.6%, increase in mortgage loans funded in 2003 compared to 2002 mainly as a result of the high volume of refinancings due to the low rate environment.

4 Other non-interest income increased $374,000, or 16.8%, in 2004 compared to 2003. Included in other non-interest income in 2004 was a $291,000 gain on the sale of two parking lots. Other non-interest income increased $523,000, or 30.6%, in 2003 compared to 2002. In 2002, other non-interest income included a write-down of approximately $300,000 in the value of mortgage servicing rights as a result of the sharp rise in prepayment speeds.

5 Equipment expense increased $123,000, or 5.1%, in 2004 compared to 2003. In August 2003, FirsTech introduced a new remittance processing product called Internet Agent. The increase in equipment expense in 2004 included additional costs associated with this product. In 2003, equipment expense decreased $390,000, or 14.0%, compared to 2002. This decrease was largely due to efficiencies gained from restructuring and the merger of two of the Company's subsidiary banks, BankIllinois and the First Trust Bank of Shelbyville, in June 2002.

6 Data processing expense increased $175,000, or 8.3%, in 2004 compared to 2003. In 2004, data processing expense included additional costs related to the merger of BankIllinois and The First National Bank of Decatur. In 2003, data processing expense decreased $192,000, or 8.3%, compared to 2002. Contributing to data processing expense in 2002 were additional costs associated with conversion to a new system and software upgrade at FirsTech, and costs to merge BankIllinois and the First Trust Bank of Shelbyville.

7 Other non-interest expense increased $585,000, or 11.9%, in 2004 compared to 2003. Included in other non-interest expense in 2004 were approximately $413,000 of additional marketing research and agency fees, primarily related to the merger of BankIllinois and The First National Bank of Decatur for purposes of marketing, promotion and branding the new entity, Main Street Bank & Trust direct loan promotional costs relating to the increase in home equity loans and additional costs related to Sarbanes-Oxley compliance.

Income Tax Expense

Income tax expense decreased $798,000, or 9.0%, from $8.841 million in 2003 to $8.043 million in 2004. This was mainly due to a decrease in taxable income. In 2003, income tax expense increased $321,000, or 3.8%, from $8.520 million in 2002. The Company's effective tax rate was 35.2%, 34.7% and 32.9% for the years ended December 31, 2004, 2003 and 2002, respectively.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003, are shown in note 10 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets increased $73.944 million, or 6.4%, from $1.154 billion at December 31, 2003 to $1.228 billion at December 31, 2004. Increases in federal funds sold and interest bearing deposits, investments in debt and equity securities available-for-sale, non-marketable equity securities, loans, mortgage loans held for sale, accrued interest receivable and other assets were somewhat offset by decreases in cash and due from banks, investments in debt and equity securities held-to-maturity, and premises and equipment.

Cash and due from banks decreased $12.766 million, or 27.8%, at December 31, 2004 compared to December 31, 2003. This was primarily due to a smaller dollar amount of deposit items in process of collection at December 31, 2004 compared to December 31, 2003.

Federal funds sold and interest bearing deposits increased $1.791 million, or 6.0%, at December 31, 2004 compared to December 31, 2003. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities decreased $12.000 million, or 3.2%, at December 31, 2004 compared to December 31, 2003 primarily due to a decrease in investments in debt and equity securities held to maturity of $15.892 million, or 16.4%, offset somewhat by increases in investments in debt and equity securities available-for-sale of $3.666 million, or 1.4% and investments in non-marketable equity securities of $226,000, or 2.9%. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of loan allowance, increased $94.968 million, or 14.3%, at December 31, 2004 compared to December 31, 2003. Commercial, financial and agricultural loans increased $64.862 million from 2003 to 2004 primarily as a result of the Company's emphasis on business development, the favorable rate environment and the relative improvement in the economy in 2004. Real estate loans increased $23.297 million from 2003 to 2004, due to increases in both commercial and residential real estate loans. Commercial real estate loans increased $11.755 million. Residential real estate loans increased $11.542 million during 2004 due to attractive adjustable rate mortgage rates after decreasing in 2003 due to long-term fixed rate loans being refinanced and subsequently sold on the secondary market. Installment and consumer loans increased $6.673 million from 2003 to 2004 primarily due to an increase in home equity loans of $18.405 million as a result of the Company's increased focus on marketing this product, which included promotional rates. Somewhat offsetting this increase was a decrease of $11.582 million in indirect consumer loans due to increased competition from alternative funding sources available to consumers, such as special financing offered by the auto manufacturers' captive financing companies.

Mortgage loans held-for-sale increased $373,000, or 59.0%, at December 31, 2004 compared to December 31, 2003. This was reflective of an increase in demand at the end of 2004 as compared to 2003.

The increase in year-end assets was primarily the result of funds provided by an increase in total deposits of $76.105 million, or 8.5%, at December 31, 2004 compared to December 31, 2003. This was due to the increase in non-interest bearing deposits of $10.733 million, or 6.6%, and the increase in interest bearing deposits of $65.372 million, or 8.9%. Somewhat offsetting these increases was a decrease of $6.098 million, or 5.9%, in federal funds purchased, repurchase agreements and notes payable, and a decrease of $98,000, or 0.3%, in Federal Home Loan Bank advances and other borrowings at December 31, 2004 compared to December 31, 2003.

Average assets were $82.607 million, or 7.3%, higher in 2004 than 2003. Included in the increase in average assets were increases in net loans of $66.443 million, or 10.3%, taxable investment securities of $21.918 million, or 7.2%, other assets of $4.096 million, or 20.6%, and federal funds sold and interest bearing deposits of $1.124 million, or 3.1%. These increases were somewhat offset by average decreases of $9.387 million, or 16.9%, in tax-exempt investment securities, a decrease of $907,000, or 2.0%, in cash and due from banks, and a decrease of $680,000, or 3.8%, in premises and equipment.

Shifts in funding sources occurred as total average deposits increased $96.891 million, or 11.2%, total average federal funds purchased, repurchase agreements and notes payable increased $2.474 million, or 2.6%, and average Federal Home Loan Bank advances and other borrowings increased $1.433 million, or 5.0%, in 2004 from 2003. Included in the increase in average deposits was a shift in the average deposit mix in 2004 versus 2003. There were increases in all categories of deposits. Average savings increased $60.983 million, or 21.4%, average time deposits increased $14.859 million, or 4.4%, average non-interest bearing demand deposits increased $10.978 million, or 12.2%, average interest bearing demand deposits increased $5.964 million, or 6.8%, and average non-interest bearing savings increased $4.107 million, or 6.6%.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:

                       Carrying Value of Securities1
                              (in thousands)
--------------------------------------------------------------------------------
December 31,                                    2004         2003         2002
--------------------------------------------------------------------------------

Securities available-for-sale:
  U.S. Treasury .........................     $     --     $     --     $  3,066
  Federal agencies ......................      218,994      220,199      185,469
  Mortgage-backed securities ............       27,713       23,007       30,884
  State and municipal ...................       16,715       17,317       16,168
  Corporate and other obligations .......         --           --          1,008
  Marketable equity securities ..........        6,158        5,391        4,021
                                              ----------------------------------
        Total ...........................     $269,580     $265,914     $240,616
                                              ==================================
Securities held-to-maturity:
  Federal agencies ......................     $ 40,931     $ 10,704     $  1,750
  Mortgage-backed securities ............       14,992       50,029       23,595
  State and municipal ...................       25,241       36,323       43,218
                                              ----------------------------------
        Total ...........................     $ 81,164     $ 97,056     $ 68,563
                                              ==================================
Non-marketable equity securities:
  FHLB and FRB stock2 ...................     $  4,279     $  4,259     $  3,963
  Other equity investments ..............        3,703        3,497        3,068
                                              ----------------------------------
        Total ...........................     $  7,982     $  7,756     $  7,031
                                              ==================================
        Total securities ................     $358,726     $370,726     $316,210
                                              ==================================

1    Investment  securities   available-for-sale  are  carried  at  fair  value.
     Investment securities held-to-maturity are carried at amortized cost.

2 FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively. All FRB stock was redeemed after the merger in November 2004.

The unrealized gain on securities available-for-sale, net of tax effect, decreased $2.159 million to a loss of $218,000 at December 31, 2004 from a gain of $1.941 million at December 31, 2003.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2004.

                                Maturities and Weighted Average Yields of Debt Securities
                                                     (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                        December 31, 2004
---------------------------------------------------------------------------------------------------------------------------------
                                              1 Year              1 to 5            5 to 10              Over
                                             or Less              Years              Years             10 Years            Total
                                     Amount    Rate     Amount     Rate    Amount    Rate     Amount     Rate     Amount    Rate
---------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
  Federal agencies ..............   $105,600   3.31%   $112,402    2.84%   $  992    2.61%    $    --      --    $218,994   3.06%
  Mortgage-backed securities1 ...     15,171   3.02%     12,307    4.82%      201    7.11%         33    3.56%     27,713   3.85%
  State and municipal (TE)2 .....      2,502   4.87%      9,624    5.78%    3,792    7.67%        797    7.78%     16,715   6.17%
  Marketable equity securities3 .         --     --          --      --        --      --          --      --       6,158     --
                                    --------------------------------------------------------------------------------------------
        Total ...................   $123,273           $134,333            $4,985             $   830            $269,580
                                    ============================================================================================
Average Yield (TE)2 .............              3.30%               3.23%             6.64%               7.60%              3.34%
                                    ============================================================================================
Securities held-to-maturity:
  Federal agencies ..............   $  5,765   2.43%   $ 30,092    2.88%   $5,074    4.10%    $    --      --    $ 40,931   2.97%
  Mortgage-backed securities1 ...      8,072   2.09%      6,414    3.13%      135    3.39%        371    6.26%     14,992   2.65%
  State and municipal (TE)2 .....      8,019   5.78%     16,697    6.09%      180    7.07%        345    7.95%     25,241   6.03%
                                    --------------------------------------------------------------------------------------------
        Total ...................   $ 21,856           $ 53,203            $5,389             $   716            $ 81,164
                                    ============================================================================================
Average Yield (TE)2 .............              3.36%               3.90%             4.19%               7.08%              3.80%
                                    ============================================================================================
Non-marketable equity securities3
  FHLB stock ....................   $     --     --    $     --      --    $   --      --     $    --      --    $  4,279     --
  Other equity investments ......         --     --          --      --        --      --          --      --       3,703     --
                                    --------------------------------------------------------------------------------------------
        Total ...................   $     --     --    $     --      --    $   --      --     $    --      --    $  7,982     --
                                    ============================================================================================

                                       21


1 Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

2 The average yield has been tax equivalized (TE) on state and municipal tax-exempt securities.

3 Due to the nature of these securities, they do not have a stated maturity date or rate.

Loans

The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate; and installment and consumer loans.

                                          Amount of Loans Outstanding
                                             (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                  2004            2003          2002            2001          2000
----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural .....   $   314,657    $   249,795    $   234,045    $   246,042    $   219,541
Real estate ................................       372,294        348,997        343,827        316,693        319,412
Installment and consumer ...................        83,926         77,253         95,529        119,585        129,775
                                               -----------------------------------------------------------------------
        Total loans ........................   $   770,877    $   676,045    $   673,401    $   682,320    $   668,728
                                               =======================================================================

                                        Percentage of Loans Outstanding
----------------------------------------------------------------------------------------------------------------------
                                                  2004            2003          2002            2001          2000
----------------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural .....        40.82%         36.95%         34.75%         36.06%         32.83%
Real estate ................................        48.29%         51.62%         51.06%         46.41%         47.76%
Installment and consumer ...................        10.89%         11.43%         14.19%         17.53%         19.41%
                                               -----------------------------------------------------------------------
        Total ..............................       100.00%        100.00%        100.00%        100.00%        100.00%
                                               =======================================================================

The Company's loan portfolio totaled approximately $770.877 million at December 31, 2004, representing 62.8% of total assets at that date. Total loans increased $94.832 million, or 14.0%, from December 31, 2003 to December 31, 2004 with increases in commercial, financial and agricultural loans, real estate loans and installment and consumer loans of $64.862 million, $23.297 million and $6.673 million, respectively.

Total loans increased $2.644 million, or 0.4%, from December 31, 2002 to December 31, 2003, with increases in commercial, financial and agricultural loans and real estate loans of $15.750 million and $5.170 million, respectively, offset somewhat by a decrease in installment and consumer loans of $18.276 million.

The balance of loans outstanding as of December 31, 2004 by maturities is shown in the following table:

                         Maturity of Loans Outstanding
                           (dollars in thousands)
-------------------------------------------------------------------------------------
                                                      December 31, 2004
-------------------------------------------------------------------------------------
                                          1 Year        1-5       Over 5
                                          or Less      Years      Years       Total
-------------------------------------------------------------------------------------
Commercial, financial and agricultural   $188,762    $ 96,323    $ 29,572    $314,657
Real estate ..........................     71,558     180,591     120,145    $372,294
Installment and consumer .............     23,360      42,799      17,767    $ 83,926
                                         --------------------------------------------
        Total ........................   $283,680    $319,713    $167,484    $770,877
                                         ============================================
Percentage of total loans outstanding      36.80%      41.47%      21.73%     100.00%
                                         ============================================

As of December 31, 2004, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $43.238 million in fixed-rate loans and $82.657 million in floating-rate loans. Real estate loans with maturities greater than one year at December 31, 2004 included $97.217 million in fixed-rate loans and $203.519 million in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                                Allowance for Loan Losses
                                 (dollars in thousands)
-----------------------------------------------------------------------------------------------------
                                                2004        2003        2002        2001       2000
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at
  beginning of year .......................   $ 9,786     $ 9,259     $ 9,259     $ 8,879     $ 8,682
                                              -------------------------------------------------------
Charge-offs during period:
  Commercial, financial and agricultural ..   $  (288)    $  (148)    $  (103)    $(1,165)    $   (99)
  Residential real estate .................       (48)        (42)       (125)        (27)        (34)
  Installment and consumer ................    (1,356)     (1,450)     (1,699)     (1,481)     (1,119)
                                              -------------------------------------------------------
        Total .............................   $(1,692)    $(1,640)    $(1,927)    $(2,673)    $(1,252)
                                              -------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ..   $   214     $   452     $   245     $   179     $   463
  Residential real estate .................        15          46          31          37           9
  Installment and consumer ................       227         199         201         167         173
                                              -------------------------------------------------------
        Total .............................   $   456     $   697     $   477     $   383     $   645
                                              -------------------------------------------------------
        Net charge-offs ...................   $(1,236)    $  (943)    $(1,450)    $(2,290)    $  (607)
Provision for loan losses .................     1,100       1,470       1,450       2,670         804
                                              -------------------------------------------------------
Allowance for loan losses at end of year ..   $ 9,650     $ 9,786     $ 9,259     $ 9,259     $ 8,879
                                              =======================================================
Ratio of net charge-offs to
  average net loans .......................     0.17%       0.15%       0.22%       0.34%       0.10%
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

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. Charged off commercial, financial and agricultural loans in 2001 included two agricultural credits totaling $847,000. The level of charge-offs of installment and consumer loans in all years reported was reflective of the significant growth of the indirect loan portfolio in 1999 and 2000.

The following table shows the allocation of the allowance for loan losses to each loan category.

                    Allocation of the Allowance for Loan Losses
                                 (in thousands)
-------------------------------------------------------------------------------------
                                            2004     2003     2002     2001     2000
-------------------------------------------------------------------------------------
Allocated:
  Commercial, financial and agricultural   $6,926   $5,973   $5,732   $5,487   $3,426
  Residential real estate ..............      198      153      345      419      855
  Installment and consumer .............    1,605    2,428    1,763    2,000    1,649
                                           ------------------------------------------
        Total allocated allowance ......   $8,729   $8,554   $7,840   $7,906   $5,930
Unallocated allowances .................      921    1,232    1,419    1,353    2,949
                                           ------------------------------------------
        Total ..........................   $9,650   $9,786   $9,259   $9,259   $8,879
                                           ==========================================

The allocated portion of the allowance for loan losses increased $175,000 from $8.554 million at December 31, 2003 to $8.729 million at December 31, 2004. Of this increase, the allowance for commercial, financial and agricultural loans increased $953,000 from $5.973 million at December 31, 2003 to $6.926 million at December 31, 2004 which was reflective of the increase in commercial, financial and agricultural loans in 2004 compared to 2003. The allowance for residential real estate loans increased $45,000 from $153,000 to $198,000 during the same period. Somewhat offsetting these increases was a decrease in the allowance for installment and consumer loans of $823,000 from $2.428 million at December 31, 2003 to $1.605 million at December 31, 2004. This decrease was primarily attributable to the decrease in indirect consumer loans in 2004 compared to 2003. The portion of the allowance for loan losses that was unallocated decreased by $311,000 to $921,000 at December 31, 2004 from $1.232 million a year earlier. The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocation.

Management believes that nonperforming loans, which include nonaccrual loans and loans past due 90-days or more, and potential problem loans, which include loans to borrowers with negative earnings trends and questionable collateral coverage, are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there has not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

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

                               Nonperforming Loans
                                 (in thousands)
--------------------------------------------------------------------------------
                                       2004     2003     2002     2001     2000
--------------------------------------------------------------------------------

Nonaccrual loans1 .................   $1,689   $  399   $1,392   $3,341   $  602
                                      ==========================================
Loans past due 90 days or more ....   $  547   $  621   $  829   $1,774   $  846
                                      ==========================================
Restructured loans2 ...............   $  497   $   18   $   20   $   67   $   88
                                      ==========================================

1    Includes  $509,000,  $269,000,  $628,000,  $3.216  million and  $505,000 at
     December 31, 2004, 2003, 2002, 2001 and 2000, respectively, of loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).

                           Other Nonperforming Assets
                                 (in thousands)
--------------------------------------------------------------------------------
                                        2004     2003     2002     2001     2000
--------------------------------------------------------------------------------

Other real estate owed ............     $ --     $ --     $ 58     $ --     $  7
                                        ========================================
Nonperforming other assets ........     $ 33     $ 55     $ 94     $153     $192
                                        ========================================

There were no other interest earning assets that would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2004, the Company had approximately $4.977 million in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $4.977 million of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $1.689 million of nonaccrual loans at December 31, 2004 compared to $399,000 at December 31, 2003. Included in nonaccrual loans at December 31, 2004 was $770,000 attributable to one commercial loan. As of December 31, 2004, a specific valuation allowance of $300,000 had been assigned to this loan, and the remaining balance was considered adequately collateralized. Loans past due 90 days or more but still accruing interest decreased by $74,000 in 2004 to a balance of $547,000 at December 31, 2004, from $621,000 at December 31, 2003. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2004 based on levels of performance and also details the allocation of interest collected during the period in 2004 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making periodic payments would be included in the limited performance category.

                               Nonaccrual and Related Interest Payments
                                      (in thousands)
----------------------------------------------------------------------------------------------------
                                                                 Cash Interest Payments Applied As:
----------------------------------------------------------------------------------------------------
                                         At December 31, 2004
                                         --------------------               Recovery of    Reduction
                                          Book    Contractual   Interest   Prior Partial      of
                                         Balance    Balance      Income     Charge-offs    Principal
----------------------------------------------------------------------------------------------------
Not contractually past due ...........   $  208     $  209       $   21        $    --      $    1
Contractually past due with:
  Substantial performance ............      114        114            5             --          --
  Limited performance ................    1,266      1,288            3             --          --
  No performance .....................      101        103           --             --           2
                                         -----------------------------------------------------------
Total ................................   $1,689     $1,714       $   29        $    --      $    3
                                         ===========================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2004 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment decreased $535,000 in 2004 from 2003. This decrease was primarily due to depreciation expense of $2.544 million and proceeds from sale of property of $623,000, offset somewhat by purchases of $2.396 million and a $236,000 gain on disposal of premises and equipment.

Other Assets

Other assets increased $1.973 million in 2004 from 2003. This increase included increases in cash value life insurance and deferred tax assets offset somewhat by a decrease in current taxes receivable.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:

                      Average Balance and Weighted Average Rate of Deposits
                                   (dollars in thousands)
-------------------------------------------------------------------------------------------------
                                     2004                    2003                   2002
-------------------------------------------------------------------------------------------------
                                         Weighted                Weighted                Weighted
                              Average    Average      Average    Average     Average     Average
                              Balance      Rate       Balance      Rate      Balance       Rate
-------------------------------------------------------------------------------------------------
Demand
  Non-interest bearing ....  $100,913       --       $ 89,935       --      $ 93,590        --
  Interest bearing ........    93,315     0.68%        87,351     0.73%       90,916      1.04%
Savings
  Non-interest bearing ....    66,163       --         62,056       --        56,204        --
  Interest bearing ........   345,624     0.99%       284,641     0.91%      261,063      1.41%
Time
  $100,000 and more .......   111,317     2.64%       113,604     3.22%      121,591      3.89%
  Under $100,000 ..........   241,279     2.89%       224,133     3.21%      228,762      4.09%
                             ------------------------------------------------------------------
        Totals ............  $958,611                $861,720               $852,126
                             ==================================================================

In analyzing its deposit activity, management has noted that average total deposits increased $96.891 million, or 11.2%, during 2004. Included in this increase were shifts in the average deposit mix in 2004 versus 2003. There were increases in average interest bearing savings deposits of $60.983 million, or 21.4%, average non-interest bearing savings deposits of $4.107 million, or 6.6%, average time deposits under $100,000 of $17.146 million, or 7.6%, non-interest bearing demand deposits of $10.978 million, or 12.2%, and interest bearing demand deposits of $5.964 million, or 6.8%. Slightly offsetting these increases was a decrease in average time deposits $100,000 and over of $2.287 million, or 2.0%.

The table below sets forth the maturity of time deposits greater than $100,000 at December 31, 2004:

                          Maturity of Time Deposits of $100,000 or More
                                       (in thousands)
---------------------------------------------------------------------------------------------------------
                                                                                            Total Time
                                  State of Illinois    Brokered                            Deposits of
Maturity at December 31, 2004:      Time Deposits        CDs           CDs      IRAs     $100,000 or More
---------------------------------------------------------------------------------------------------------
3 months or less .............        $  3,575        $     --     $ 26,345   $    822      $ 30,742
3 to 6 months ................           3,000           5,000       13,486        384        21,870
6 to 12 months ...............           2,000              --       26,725        995        29,720
Over 12 months ...............           2,175              --       19,638      2,980        24,793
                                  -----------------------------------------------------------------------
        Total ................        $ 10,750        $  5,000     $ 86,194   $  5,181      $107,125
                                  =======================================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions, securities sold under repurchase agreements, which mature from one day to three years from the date of sale and U.S. Treasury demand notes. The table in note 7 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased, repurchase agreements and notes payable at December 31, 2004 and 2003, the average balance for the years ended December 31, 2004, 2003 and 2002, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2004 and 2003, are disclosed in note 16 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity increased $2.525 million from $111.450 million at December 31, 2003 to $113.975 million at December 31, 2004. Net income of $14.778 million was offset somewhat by cash dividends declared of $8.056 million, a decrease in accumulated other comprehensive income of $2.159 million, a decrease of $1.956 million as a result of net treasury stock transactions, and a decrease of $82,000 in stock appreciation rights.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Bank are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at both December 31, 2004 and 2003 was 9.2% and 9.6%, respectively. The leverage ratio for the Bank was disclosed in note 18 in the Notes to the Consolidated Financial Statements and is well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at both December 31, 2004 and 2003 was 13.3% and 14.5%, respectively - significantly higher than the regulatory minimum. The Bank's total risk-weighted assets ratio is disclosed in note 18 in the Notes to the Consolidated Financial Statements and is significantly higher than the regulatory minimum.

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

The Company was able to adequately fund loan demand and meet liquidity needs in 2004. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $10.975 million from December 31, 2003 to December 31, 2004. The decrease in 2004 resulted from cash used in investing activities, offset somewhat by cash provided by operating and financing activities. There were differences in sources and uses of cash during 2004 compared to 2003. More cash was used by investing activities in 2004 compared to 2003. Funding of new loans increased in 2004 compared to 2003 as net loans increased $96.108 million in 2004 compared to $3.647 million in 2003. The increased use of funds by loans was slightly offset by cash provided by net investing activities in 2004. Cash was provided in 2004 by net investing activities as security purchases were less than maturities, calls, sales, principal paydowns, return of principal and proceeds from redemption of securities. In 2003, investing activities resulted in a use of funds as purchases were more than maturities, calls, sales, principal paydowns, and return of principal. Principal paydowns from mortgage-backed securities were higher in 2004 compared to 2003, reflective of the ongoing low interest rate environment. Slightly less cash was provided by operating activities in 2004 compared to 2003. More cash was provided by financing activities in 2004 compared to 2003. This was mainly due to a larger increase in deposits in 2004 compared to 2003 and using less cash in 2004 for treasury stock transactions compared to 2003 which included funding a tender offer. These financing sources of funds were somewhat offset by a use of funds in 2004 due to a decrease in federal funds purchased, repurchase agreements and notes payable compared to a source of funds in 2003 when federal funds purchased, repurchase agreements and notes payable increased.

The Company's future short-term cash requirements are expected to continue to be provided by maturities and sales of investments, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. The acquisition of Citizens First Financial Corporation ("Citizens") will be funded by issuing Company stock for half of the outstanding Citizens shares and cash for the balance. The Company anticipates borrowing approximately $6 million, to be repaid over a 3-year period, to fund a portion of the acquisition cost of Citizens. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's $10 million line of credit from a third party lender, FHLB borrowings and Brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

The following table summarizes significant obligations and other commitments at December 31, 2004 (in thousands):

                                                      Short and Long-Term    Operating
Years Ended December 31,               Time Deposits      Borrowings1          Leases        Total
----------------------------------------------------------------------------------------------------
2005                                    $ 240,676         $     93             $ 238       $ 241,007
2006                                       49,792            7,220               212          57,224
2007                                       32,938            2,546               148          35,632
2008                                       15,719           20,023                 5          35,747
2009                                       10,379               --                 2          10,381
Thereafter                                     5                --                --               5
----------------------------------------------------------------------------------------------------
Total                                  $ 349,509          $ 29,882             $ 605       $ 379,996
====================================================================================================
Commitments to extend credit:
Commitments                                                                                $ 239,074
Standby letters of credit                                                                     33,897
----------------------------------------------------------------------------------------------------

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

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2004:

                          Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                  (in thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                        1 - 30       31 - 90     91 - 180      181 - 365      Over
                                                         Days          Days         Days         Days        1 Year       Total
----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and interest bearing deposits   $   31,795    $       --   $       --    $       --   $       --   $   31,795
  Debt and equity securities1 ....................       16,587        27,958       27,067        49,320      237,794      358,726
  Loans2 .........................................      319,218        36,615       33,625        64,226      318,198      771,882
                                                     -----------------------------------------------------------------------------
        Total interest earning assets ............   $  367,600    $   64,573   $   60,692    $  113,546   $  555,992   $1,162,403
                                                     -----------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing demand deposits ...   $   82,168    $    1,470   $    2,205    $    4,409   $  167,572   $  257,824
  Money market savings deposits ..................      194,336            --           --            --           --      194,336
  Time deposits ..................................       37,889        44,223       57,554       101,010      108,833      349,509
  Federal funds purchased, repurchase agreements
    and notes payable ............................       87,423         1,009        1,104         7,364           --       96,900
  FHLB Advances and other borrowings .............        7,268        10,092           --            --       12,522       29,882
                                                     -----------------------------------------------------------------------------
        Total interest bearing liabilities .......   $  409,084    $   56,794   $   60,863    $  112,783   $  288,927   $  928,451
                                                     =============================================================================
Net asset (liability) funding gap ................   $  (41,484)   $    7,779   $     (171)   $      763   $  267,065   $  233,952
                                                     -----------------------------------------------------------------------------
Repricing gap ....................................         0.90          1.14         1.00          1.01         1.92         1.25
Cumulative repricing gap .........................         0.90          0.93         0.94          0.95         1.25         1.25
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

                                      1-30 Days   31-90 Days   91-180 Days   181-365 Days   Over 1 Year
-------------------------------------------------------------------------------------------------------
Savings and interest bearing
  demand deposits ...............       0.45%        0.85%        1.25%         2.45%         95.00%

At December 31, 2004, the Company tended to be slightly liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $415,000 in 30 days and $337,000 in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities "(RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of December 31, 2004, the Company's RSA/RSL was 0.95, which was within the established guidelines.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. The Company has a $10 million unsecured line of credit with a correspondent bank. Additionally, the Company can borrow approximately $55.278 million from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at December 31, 2004 and December 31, 2003 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                              +200     +100     -100      -200
--------------------------------------------------------------------------------

December 31, 2004 .............               10.3%    5.1%    (5.1%)    (10.3%)
December 31, 2003 .............               11.7%    5.9%    (5.9%)    (11.7%)

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

Emerging Accounting Standards

In December 2003, the American Institute of Certified Public Accountants released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Company's financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) released Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB
105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled , or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them our future compensation strategy. The pro forma compensation costs presented in Note 1 in the Notes to Consolidated Financial Statements and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

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

o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Item 8. Financial Statements and Supplementary Data

The financial statements begin on page 33.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2004, 2003 and 2002

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       35


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                   36

Consolidated Statements of Income                                             37

Consolidated Statements of Changes in Shareholders' Equity                    38

Consolidated Statements of Cash Flows                                         39

Notes to Consolidated Financial Statements                                 40-61

             Report of Independent Registered Public Accounting Firm



The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois


We have audited the accompanying consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Accounting Oversight Board (United States), the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated February 11, 2005 expressed an unqualified opinion.


/s/ McGladrey & Pullen


Champaign, Illinois
February 11, 2005

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003
                        (in thousands, except share data)

                                                                       2004          2003
---------------------------------------------------------------------------------------------
Assets
Cash and due from banks ........................................   $    33,133    $    45,899
Federal funds sold and interest bearing deposits ...............        31,795         30,004
                                                                   --------------------------
        Cash and cash equivalents ..............................        64,928         75,903
                                                                   --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ............................       269,580        265,914
  Held-to-maturity, at cost (fair value of $81,099 and $96,628
    at December 31, 2004 and 2003, respectively) ...............        81,164         97,056
  Non-marketable equity securities .............................         7,982          7,756
                                                                   --------------------------
        Total investments in debt and equity securities ........       358,726        370,726
                                                                   --------------------------
Loans, net of allowance for loan losses of $9,650 and $9,786
  at December 31, 2004 and 2003, respectively ..................       761,227        666,259
Mortgage loans held for sale ...................................         1,005            632
Premises and equipment .........................................        17,087         17,622
Accrued interest receivable ....................................         6,570          6,430
Other assets ...................................................        18,575         16,602
                                                                   --------------------------
        Total assets ...........................................   $ 1,228,118    $ 1,154,174
                                                                   ==========================

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing .......................................   $   172,908    $   162,175
    Interest bearing ...........................................       801,669        736,297
                                                                   --------------------------
        Total deposits .........................................       974,577        898,472

Federal funds purchased, repurchase agreements and notes payable        96,900        102,998
Federal Home Loan Bank advances and other borrowings ...........        29,882         29,980
Accrued interest payable .......................................         2,601          1,669
Other liabilities ..............................................        10,183          9,605
                                                                   --------------------------
        Total liabilities ......................................     1,114,143      1,042,724
                                                                   --------------------------

Commitments and Contingencies (Note 16 and 17)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ..            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued ...................................           112            112
  Paid in capital ..............................................        55,189         55,271
  Retained earnings ............................................       108,071        101,521
  Accumulated other comprehensive income (loss) ................          (218)         1,941
                                                                   --------------------------
                                                                       163,154        158,845
Less:  treasury stock, at cost, 1,770,329 and 1,718,950 shares
  at December 31, 2004 and  2003, respectively .................       (49,179)       (47,395)
                                                                   --------------------------
        Total shareholders' equity .............................       113,975        111,450
                                                                   --------------------------
        Total liabilities and shareholders' equity .............   $ 1,228,118    $ 1,154,174
                                                                   ==========================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2004, 2003 and 2002
                (in thousands, except share and per share data)

                                                                         2004           2003           2002
----------------------------------------------------------------------------------------------------------------
Interest income:
  Loans and fees on loans ........................................   $     41,568   $     41,467    $     48,080
  Investments in debt and equity securities
    Taxable ......................................................         10,793         11,502          12,471
    Tax-exempt ...................................................          1,844          2,270           2,375
  Federal funds sold and interest bearing deposits ...............            600            447             437
                                                                     -------------------------------------------
        Total interest income ....................................         54,805         55,686          63,363

Interest expense:
  Deposits .......................................................         13,972         14,070          18,714
  Federal funds purchased, repurchase agreements and notes payable          1,271          1,094           1,169
  Federal Home Loan Bank advances and other borrowings ...........          1,609          1,559           1,834
                                                                     -------------------------------------------
        Total interest expense ...................................         16,852         16,723          21,717
                                                                     -------------------------------------------

        Net interest income ......................................         37,953         38,963          41,646
Provision for loan losses ........................................          1,100          1,470           1,450
                                                                     -------------------------------------------
        Net interest income after provision for loan losses ......         36,853         37,493          40,196

Non-interest income:
  Remittance processing ..........................................          7,201          7,211           7,277
  Trust and brokerage fees .......................................          6,492          5,783           5,929
  Service charges on deposit accounts ............................          2,419          2,545           2,373
  Securities transactions, net ...................................            133            (12)            211
  Gain on sales of mortgage loans, net ...........................            997          2,536           1,368
  Other ..........................................................          2,605          2,231           1,708
                                                                     -------------------------------------------
        Total non-interest income ................................         19,847         20,294          18,866

Non-interest expense:
  Salaries and employee benefits .................................         18,889         18,245          18,721
  Occupancy ......................................................          2,669          2,489           2,376
  Equipment ......................................................          2,512          2,389           2,779
  Data processing ................................................          2,283          2,108           2,300
  Office supplies ................................................          1,247          1,266           1,261
  Service charges from correspondent banks .......................            781            931             932
  Other ..........................................................          5,498          4,913           4,792
                                                                     -------------------------------------------
        Total non-interest expense ...............................         33,879         32,341          33,161

        Income before income taxes ...............................         22,821         25,446          25,901
Income taxes .....................................................          8,043          8,841           8,520
                                                                     -------------------------------------------
        Net income ...............................................   $     14,778   $     16,605    $     17,381
                                                                     ===========================================

Per share data:
  Basic earnings per share .......................................   $       1.56   $       1.62    $       1.61
  Weighted average shares of common stock outstanding ............      9,481,034     10,242,929      10,792,092

  Diluted earnings per share .....................................   $       1.54   $       1.60    $       1.60
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................      9,594,148     10,359,836      10,878,823

  Dividends declared per share ...................................   $       0.85   $       0.76    $       0.54

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                  Years Ended December 31, 2004, 2003 and 2002
                (in thousands, except share and per share data)

                                                                                 Accumulated
                                                                                   Other
                                                                                Comprehensive
                                       Common Stock        Paid-in    Retained     Income        Treasury Stock
                                     Shares      Amount    Capital    Earnings     (Loss)      Shares     Amount     Total
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 .....   11,111,281   $   111    $54,147    $ 83,810    $  2,750     267,783   $ (4,825)   $135,993
Comprehensive Income:
  Net income ...................           --        --         --      17,381          --          --        --       17,381
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of $1,159 ............           --        --         --          --       1,153          --        --        1,153
  Reclassification adjustment,
    net of tax of ($84) ........           --        --         --          --        (127)         --        --         (127)
                                                                                                                     --------
        Comprehensive income ...                                                                                       18,407
                                                                                                                     --------
Stock appreciation rights ......           --        --        (31)         --          --          --        --          (31)
Cash dividends ($0.54 per share)           --        --         --      (5,752)         --          --        --       (5,752)
Issuance of new shares of common
  stock ........................      108,038         1      1,221          --          --          --        --        1,222
Treasury stock transactions, net           --        --         --      (2,586)         --     487,264   (12,783)     (15,369)
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 2002 .....   11,219,319       112     55,337      92,853       3,776     755,047   (17,608)     134,470
Comprehensive Income:
  Net income ...................           --        --         --      16,605          --          --        --       16,605
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of ($1,228) ..........           --        --         --          --      (1,842)         --        --       (1,842)
  Reclassification adjustment,
    net of tax of $5 ...........           --        --         --          --           7          --        --            7
                                                                                                                    ---------
        Comprehensive income ...                                                                                       14,770
                                                                                                                    ---------
Stock appreciation rights ......           --        --        (66)         --          --          --        --          (66)
Cash dividends ($0.76 per share)           --        --         --      (7,567)         --          --        --       (7,567)
Treasury stock transactions, net           --        --         --        (370)         --     963,903   (29,787)     (30,157)
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 2003 .....   11,219,319       112     55,271     101,521       1,941   1,718,950   (47,395)     111,450
Comprehensive Income:
  Net income ...................           --        --         --      14,778          --          --        --       14,778
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of ($1,386) ..........           --        --         --          --      (2,079)         --        --       (2,079)
  Reclassification adjustment,
    net of tax of ($53) ........           --        --         --          --         (80)         --        --          (80)
                                                                                                                    ---------
        Comprehensive income ...                                                                                       12,619
                                                                                                                    ---------
Stock appreciation rights ......           --        --        (82)         --          --          --        --          (82)
Cash dividends ($0.85 per share)           --        --         --      (8,056)         --          --        --       (8,056)
Treasury stock transactions, net           --        --         --        (172)         --      51,379    (1,784)      (1,956)
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 2004 .....   11,219,319   $   112    $55,189    $ 108,071   $   (218)  1,770,329  $(49,179)   $ 113,975
                                   ==========================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                            2004          2003        2002
                                                                          -----------------------------------
Cash flows from operating activities:
  Net income ..........................................................   $  14,778    $  16,605    $  17,381
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................       2,544        2,453        2,647
    Amortization of bond premiums, net of accretion ...................       2,386        2,249        1,188
    Provision for loan losses .........................................       1,100        1,470        1,450
    Deferred income taxes .............................................         208         (637)      (1,016)
    Securities transactions, net ......................................        (133)          12         (211)
    Federal Home Loan Bank stock dividend .............................        (250)        (296)        (187)
    Undistributed earnings from non-marketable equity securities ......        (304)        (172)          --
    Gain on sales of mortgage loans, net ..............................        (997)      (2,536)      (1,368)
    (Gain) loss on disposal of premises and equipment .................        (236)          (2)           3
    Proceeds from sales of mortgage loans originated for sale .........      76,864      209,192      138,898
    Mortgage loans originated for sale ................................     (76,240)    (204,316)    (131,727)
    Other, net ........................................................         503       (3,281)       1,309
                                                                          -----------------------------------
        Net cash provided by operating activities .....................      20,223       20,741       28,367
                                                                          -----------------------------------

Cash flows from investing activities:
  Net (increase) decrease in loans ....................................     (96,108)      (3,647)       7,172
  Proceeds from maturities and calls of investments in debt securities:
  Held-to-maturity ....................................................      20,793       15,217        2,956
  Available-for-sale ..................................................     192,975      163,034      116,835
  Proceeds from sales of investments in debt and equity securities:
  Available-for-sale ..................................................       3,223       11,085       44,732
  Purchases of investments in debt and equity securities:
  Held-to-maturity ....................................................     (49,029)     (63,526)     (25,158)
  Available-for-sale ..................................................    (219,215)    (222,498)    (150,268)
  Non-marketable equity securities ....................................        (425)        (830)      (1,970)
  Principal paydowns from mortgage-backed securities:
  Held-to-maturity ....................................................      42,967       18,923       17,272
  Available-for-sale ..................................................      14,660       18,738       16,012
  Return of principal on non-marketable equity securities .............         522          490          106
  Proceeds from redemption of non-marketable equity securities ........         231           --           --
  Purchases of premises and equipment .................................      (2,396)      (1,749)      (1,811)
  Proceeds from disposal of premises and equipment ....................         623           25           71
                                                                          -----------------------------------
        Net cash (used in) provided by investing activities ...........     (91,179)     (64,738)      25,949
                                                                          -----------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits .................................      76,105       29,886      (15,523)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................      (6,098)      22,347       (4,556)
  Advances from Federal Home Loan Bank advances and other borrowings ..          --        2,268       13,000
  Payments on Federal Home Loan Bank advances and other borrowings ....         (98)         (94)     (20,089)
  Cash dividends paid .................................................      (7,972)      (7,142)      (5,634)
  Issuance of new shares of common stock, net .........................          --           --        1,222
  Treasury stock transactions, net ....................................      (1,956)     (30,111)     (15,369)
                                                                          -----------------------------------
        Net cash provided by (used in) financing activities ...........      59,981       17,154      (46,949)
                                                                          -----------------------------------
        Net (decrease) increase in cash and cash equivalents ..........     (10,975)     (26,843)       7,367
Cash and cash equivalents at beginning of year ........................      75,903      102,746       95,379
                                                                          -----------------------------------
Cash and cash equivalents at end of period ............................   $  64,928    $  75,903    $ 102,746
                                                                          ===================================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ..........................................................   $  15,920    $  17,306    $  22,855
    Income taxes ......................................................       6,780        8,937        9,061
  Real estate acquired through or in lieu of foreclosure ..............          40           60          297
  Dividends declared not paid .........................................       2,079        1,995        1,570

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

(a)  Nature of Operations

     Through Main Street Bank & Trust (the "Bank"), Main Street Trust, Inc. (the "Company") provides a full range of banking services to individual and corporate customers located within Champaign, Decatur, Peoria and Shelbyville, Illinois, and the surrounding communities. In addition, the Company provides retail payment processing services through FirsTech, Inc. The subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products and similar payment processing services. Additionally, the Company is subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

(b)  Use of Estimates

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

(c)  Principles of Consolidation

     The consolidated financial statements include the accounts of Main Street Trust, Inc. and its wholly owned subsidiaries, Main Street Bank and Trust, and FirsTech, Inc., a retail payment processing company. On November 10, 2004, the Company merged The First National Bank of Decatur into BankIllinois and renamed the bank Main Street Bank & Trust. During 2002, First Trust Bank of Shelbyville, previously a bank subsidiary, was merged into BankIllinois. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Property held in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company.

(d)  Segment Information

     The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Bank offers a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust departments that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent and miscellaneous consulting; discount brokerage services and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS.

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

     The following is a summary of selected data for the various business segments as of and for the year ending December 31:

                                       Banking     Remittance
                                       Services     Services      Company    Eliminations     Total
------------------------------------------------------------------------------------------------------
2004
  Total interest income ...........   $   54,383   $       23   $      497    $      (98)   $   54,805
  Total interest expense ..........       16,876           --           74           (98)       16,852
  Provision for loan losses .......        1,100           --           --            --         1,100
  Total non-interest income .......       12,779        7,283        4,697        (4,912)       19,847
  Total non-interest expense ......       27,120        5,012        6,659        (4,912)       33,879
  Income before income tax ........       22,066        2,294       (1,539)           --        22,821
  Income tax expense ..............        7,709          963         (629)           --         8,043
  Net income ......................       14,357        1,331         (910)           --        14,778
  Total assets ....................    1,209,207        3,936      121,348      (106,373)    1,228,118
  Depreciation and amortization ...        1,535          623          386            --         2,544

2003
  Total interest income ...........   $   55,288   $       46   $      466    $     (114)   $   55,686
  Total interest expense ..........       16,816           --           21          (114)       16,723
  Provision for loan losses .......        1,470           --           --            --         1,470
  Total non-interest income .......       13,314        7,294        4,653        (4,967)       20,294
  Total non-interest expense ......       26,486        5,014        5,808        (4,967)       32,341
  Income before income tax ........       23,830        2,326         (710)           --        25,446
  Income tax expense ..............        8,185          942         (286)           --         8,841
  Net income ......................       15,645        1,384         (424)           --        16,605
  Total assets ....................    1,136,418        3,740      118,241      (104,225)    1,154,174
  Depreciation and amortization ...        1,542          429          482            --         2,453

2002
  Total interest income ...........   $   63,207   $       88   $      210    $     (142)   $   63,363
  Total interest expense ..........       21,843           --           16          (142)       21,717
  Provision for loan losses .......        1,450           --           --            --         1,450
  Total non-interest income .......       12,259        7,396          (60)         (729)       18,866
  Total non-interest expense ......       27,298        5,051        1,541          (729)       33,161
  Income before income tax ........       24,875        2,433       (1,407)           --        25,901
  Income tax expense ..............        8,110          974         (564)           --         8,520
  Net income ......................       16,765        1,459         (843)           --        17,381
  Total assets ....................    1,110,691        6,774      137,243      (131,980)    1,122,728
  Depreciation and amortization ...        2,105          512           30            --         2,647

(e)  Comprehensive Income

     Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

(f)  Investments in Debt and Equity Securities

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

     Debt and  equity  securities  classified  as  available-for-sale  are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income (loss), net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using methods, which approximate the interest method over their amortization periods. Amortization period is defined as call date if the security was purchased at a premium or maturity date if purchased at a discount.

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

     Non-marketable equity securities include investment in venture capital funds which are reported on the equity method as well as Federal Reserve Bank stock and the Bank's required investment in the capital stock of the Federal Home Loan Bank which are carried at cost which approximates fair value.

(g)  Loans

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

     Loan origination fees and certain direct origination costs are being amortized as an adjustment of the yield over the contractual life of the related loan, adjusted for prepayments, using the interest method.

(h)  Mortgage Servicing Rights

     The fair market value of servicing rights on mortgage loans that are sold with servicing retained is capitalized. The capitalized servicing rights are amortized against income based on the estimated lives of the loans. Capitalized servicing rights are evaluated for impairment based on the fair value of the servicing rights and any impairment is reflected in income.

(i)  Allowance for Loan Losses

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

(j)  Premises and Equipment

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

(k)  Other Real Estate

     Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the carrying value is reduced through a charge to income. Expenses incurred in maintaining the properties are charged to operations. The Company had no other real estate owned at December 31, 2004 and December 31, 2003.

(l)  Income Taxes

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

(m)  Earnings Per Share

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

     Earnings per share has been computed as follows:

                                                              2004          2003         2002
-------------------------------------------------------------------------------------------------
Net Income ............................................   $14,778,000   $16,605,000   $17,381,000
Shares:
  Weighted average common shares outstanding ..........     9,481,034    10,242,929    10,792,092
  Dilutive effect of outstanding options, as determined
    by the application of the treasury stock method ...       113,114       116,907        86,731
                                                          ---------------------------------------
  Weighted average common shares outstanding,
    as adjusted .......................................     9,594,148    10,359,836    10,878,823
                                                          =======================================
Basic earnings per share ..............................   $      1.56   $      1.62   $      1.61
                                                          =======================================
Diluted earnings per share ............................   $      1.54   $      1.60   $      1.60
                                                          =======================================

(n)  Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods. Cash flows from loans, deposits, and federal funds purchased, repurchase agreements and notes payable are reported net.

(o)  Reclassification

     Certain amounts in the 2002 and 2003 consolidated financial statements have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

(p)  Emerging Accounting Standards

     In December 2003, the American Institute of Certified Public Accountants released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Company's financial statements.

     In March 2004, the Financial Accounting Standards Board (FASB) released Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). The EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

     On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

     In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

     The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled , or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

     The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them our future compensation strategy. The pro forma compensation costs presented (in (q) in the table below) and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

(q)  Stock Option Plans

     The Company has five stock-based compensation plans which are more fully described in Note 12. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income (in thousands) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      2004          2003          2002
-----------------------------------------------------------------------------------------
Net income on common stock:
  As reported ..................................   $   14,778    $   16,605    $   17,381
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........         (366)         (263)         (290)
                                                   --------------------------------------
        Pro forma ..............................   $   14,412    $   16,342    $   17,091
                                                   ======================================
Basic earnings per share:
  As reported ..................................   $     1.56    $     1.62    $     1.61
  Pro forma ....................................         1.52          1.60          1.58
Diluted earnings per share:
  As reported ..................................   $     1.54    $     1.60    $     1.60
  Pro forma ....................................         1.50          1.58          1.57

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

                                         2004            2003             2002
--------------------------------------------------------------------------------

Number of options granted ......        140,500         135,000         158,000
Risk-free interest rate ........          3.94%           3.64%           5.20%
Expected life, in years ........           8.00            8.00            8.00
Expected volatility ............         15.95%          13.35%          10.34%
Expected dividend yield ........          2.75%           2.42%           2.80%

2. Cash and Due from Banks

The compensating balances held at correspondent banks were $20.845 million and $35.630 million at December 31, 2004 and 2003, respectively. The Bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Bank was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $6.341 million and $10.369 million at December 31, 2004 and 2003, respectively.

3. Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:

                                                              Available-for-Sale
                                                   ------------------------------------------
                                                                Gross        Gross
                                                   Amortized  Unrealized   Unrealized   Fair
                                                      Cost      Gains        Losses     Value
-----------------------------------------------------------------------------------------------
December 31, 2004
  U.S. Treasury and other
    government agencies .........................   $220,718   $    326     $  2,050   $218,994
  Mortgage-backed securities ....................     27,731        309          327     27,713
  Obligations of state and political subdivisions     16,037        698           20     16,715
  Other .........................................      5,457      1,524          823      6,158
                                                    -------------------------------------------
                                                    $269,943   $  2,857     $  3,220   $269,580
                                                    ===========================================

December 31, 2003
  U.S. Treasury and other
    government agencies .........................   $217,773   $  2,917     $    491   $220,199
  Mortgage-backed securities ....................     23,196        518          707     23,007
  Obligations of state and political subdivisions     16,319        999            1     17,317
  Other .........................................      5,391        981          981      5,391
                                                    -------------------------------------------
                                                    $262,679   $  5,415     $  2,180   $265,914
                                                    ===========================================

                                                                  Held-to-Maturity
                                                   -------------------------------------------
                                                                Gross        Gross
                                                   Amortized  Unrealized   Unrealized   Fair
                                                     Cost       Gains        Losses     Value
                                                   -------------------------------------------
December 31, 2004
  U.S. Treasury and other
    government agencies .........................   $40,931    $    --      $   625    $ 40,306
  Mortgage-backed securities ....................    14,992         37          223      14,806
  Obligations of state and political subdivisions    25,241        761           15      25,987
                                                    -------------------------------------------
                                                    $81,164    $   798      $   863    $ 81,099
                                                    ===========================================

December 31, 2003
  U.S. Treasury and other
    government agencies .........................   $10,704    $     3      $   154    $ 10,553
  Mortgage-backed securities ....................    50,029         81        1,789      48,321
  Obligations of state and political subdivisions    36,323      1,433            2      37,754
                                                    -------------------------------------------
                                                    $97,056    $ 1,517      $ 1,945    $ 96,628
                                                    ===========================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004, are summarized as follows:

                                     Continuous Unrealized     Continuous Unrealized
                                   Losses Existing for Less   Losses Existing Greater
                                         Than 12 Months           Than 12 Months                 Total
                                    ------------------------  -----------------------   -----------------------
                                                Unrealized                Unrealized                 Unrealized
                                    Fair Value    Losses     Fair Value     Losses      Fair Value     Losses
                                    ---------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ..........   $153,851   $  1,591     $ 18,537     $    459      $172,388    $  2,050
  Mortgage-backed securities .....      9,016         58        7,862          269        16,878         327
  Obligations of state and
    political subdivisions .......      3,575         20           --           --         3,575          20
                                     -----------------------------------------------------------------------
        Subtotal, debt securities    $166,442   $  1,669     $ 26,399     $    728      $192,841    $  2,397
Other ............................        764         74        1,056          749         1,820         823
                                     -----------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $167,206   $  1,743     $ 27,455     $  1,477      $194,661    $  3,220
                                     =======================================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ..........   $ 37,098   $    506     $  2,506     $    119      $ 39,604    $    625
  Mortgage-backed securities .....      6,069         71        6,963          152        13,032         223
  Obligations of state and
    political subdivisions .......      2,195         15           --           --         2,195          15
                                     -----------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 45,362   $    592     $  9,469     $    271      $ 54,831    $    863
                                     =======================================================================

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The $1.477 million continuous unrealized loss greater than 12 months on available for sale securities was made up of four debt securities and seven other securities which are common stocks and is believed to be a temporary loss. Common stocks represented $749,000 of the continuous unrealized loss on available-for-sale securities, which was a reduction of $232,000 from the loss on common stock of $981,000 on December 31, 2003. Management believes the market value of these securities will continue to improve as the economy continues to recover. The $271,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of four debt securities and is believed to be a temporary loss. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary.

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2003, are summarized as follows:


                                     Continuous Unrealized     Continuous Unrealized
                                   Losses Existing for Less   Losses Existing Greater
                                         Than 12 Months           Than 12 Months                 Total
                                    ------------------------  -----------------------   -----------------------
                                                Unrealized                Unrealized                 Unrealized
                                    Fair Value    Losses     Fair Value     Losses      Fair Value     Losses
                                    ---------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ..........   $56,784     $   491     $     --     $     --       $56,784      $   491
  Mortgage-backed securities .....     9,854         707           --           --         9,854          707
  Obligations of state and
    political subdivisions .......     1,114           1           --           --         1,114            1
                                     --------------------------------------------------------------------------
        Subtotal, debt securities    $67,752     $ 1,199     $     --     $     --       $67,752      $ 1,199
Other ............................        --          --        1,433          981         1,433          981
                                     --------------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $67,752     $ 1,199     $  1,433     $    981       $69,185      $ 2,180
                                     ==========================================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ..........   $ 8,094     $   154     $     --     $     --       $ 8,094      $   154
  Mortgage-backed securities .....    38,654       1,789           --           --        38,654        1,789
  Obligations of state and
    political subdivisions .......       346           2           --           --           346            2
                                     --------------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $47,094     $ 1,945     $     --     $     --       $47,094      $ 1,945
                                     ==========================================================================

The $981,000 continuous unrealized loss greater than 12 months on other securities was made up of 10 stocks and is believed to be a temporary loss. The loss on these stocks at December 31, 2002 was $1.331 million compared to $981,000 at December 31, 2003, an improvement of $350,000.

A summary of non-marketable equity securities (in thousands) at December 31, 2004 and 2003 is as follows:

                                                             2004          2003
                                                            --------------------

Federal Home Loan Bank Stock, at cost ..............        $4,279        $4,028
Federal Reserve Bank Stock, at cost ................            --           231
Other investments, at fair value ...................         3,703         3,497
                                                            --------------------
                                                            $7,982        $7,756
                                                            ====================

Realized gains and (losses) (in thousands) on sales and maturities for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                               2004          2003         2002
                                              ----------------------------------

Gross gains .............................     $   380      $   173      $ 1,016
Gross (losses) ..........................        (247)        (185)        (805)
                                              ----------------------------------
Net gains (losses) ......................     $   133      $   (12)     $   211
                                              ==================================
Applicable income taxes (benefit) .......     $    53      $    (5)     $    84
                                              ==================================

Investments in debt and equity securities with a carrying value of $280.851 million and $244.099 million were pledged at December 31, 2004 and 2003, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and marketable equity securities (in thousands) at December 31, 2004, by amortization date, are shown below. Amortization date is defined as call date if the security was purchased at a premium or maturity date if purchased at a discount. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.

                                         Available-for-Sale     Held-to-Maturity
                                         --------------------  --------------------
                                         Amortized     Fair    Amortized    Fair
                                           Cost        Value     Cost       Value
                                         ------------------------------------------
Due in one year or less ..............   $108,390    $108,102   $ 13,784   $ 13,784
Due after one year through five years     123,103     122,026     46,789     47,000
Due after five years through ten years      4,525       4,784      5,254      5,095
Due after ten years ..................        737         797        345        414
                                         ------------------------------------------
                                         $236,755    $235,709   $ 66,172   $ 66,293
Mortgage-backed securities ...........     27,731      27,713     14,992     14,806
Marketable equity securities .........      5,457       6,158         --         --
                                         ------------------------------------------
          Total ......................   $269,943    $269,580   $ 81,164   $ 81,099
                                         ==========================================

4. Loans

A summary of loans (in thousands), by classification, at December 31, 2004 and 2003 is as follows:

                                                           2004           2003
                                                         -----------------------

Commercial, financial, and agricultural ..........       $314,657       $249,795
Real estate ......................................        372,294        348,997
Installment and consumer .........................         83,926         77,253
                                                         -----------------------
                                                         $770,877       $676,045
Less:
  Allowance for loan losses ......................          9,650          9,786
                                                         -----------------------
                                                         $761,227       $666,259
                                                         =======================

The Company makes commercial, financial, and agricultural; real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

During 2004, 2003 and 2002, the Company sold approximately $76.864 million, $209.192 million and $138.898 million, respectively, of residential mortgage loans in the secondary market with servicing released on approximately $28.860 million, $50.595 million and $49.040 million, respectively. Capitalized mortgage servicing rights totaled $992,000 and $949,000 at December 31, 2004 and 2003, respectively. The fair values of these rights were $1.378 million and $1.120 million at December 31, 2004 and 2003, respectively. An independent evaluation was performed on the loan portfolio to assess the fair value of the servicing rights in each year reported.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2004, 2003 and 2002:

                                                  2004        2003        2002
                                                --------------------------------

Fannie Mae .................................    $196,174    $191,505    $137,888
Freddie Mac ................................       9,564      10,287       6,250
Illinois Housing Development Authority .....         939       1,219       1,655

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2004 was as follows:

                                                                          2004
                                                                       ---------

Balance, January 1 .....................................               $ 38,593
New loans ..............................................                 42,270
Repayments .............................................                (40,455)
                                                                       --------
Balance, December 31 ...................................               $ 40,408
                                                                       ========

At December 31, 2004, one to four family real estate mortgage loans of approximately $84.661 million were pledged to secure advances from the Federal Home Loan Bank.

Activity in the allowance for loan losses (in thousands) for 2004, 2003 and 2002 was as follows:

                                                    2004       2003       2002
                                                  ------------------------------

Balance, beginning of year ....................   $ 9,786    $ 9,259    $ 9,259
Provision charged to expense ..................     1,100      1,470      1,450
Loans charged off .............................    (1,692)    (1,640)    (1,927)
Recoveries on loans previously charged off ....       456        697        477
                                                  ------------------------------
Balance, end of year ..........................   $ 9,650    $ 9,786    $ 9,259
                                                  ==============================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2004, 2003 and 2002:

                                                         2004     2003     2002
                                                        ------------------------

Impaired loans on nonaccrual ........................   $1,126   $  130   $  764
Impaired loans continuing to accrue interest ........    1,005      288       --
                                                        ------------------------
Total impaired loans ................................   $2,131   $  418   $  764
                                                        ========================
Other non-accrual loans not classified
   as impaired ......................................   $  563   $  269   $  628
                                                        ========================
Loans contractually past due 90 days or
   more, still accruing interest and not classified
   as impaired ......................................   $  547   $  590   $  829
                                                        ========================
Allowance for loan losses on impaired loans .........   $  491   $   63   $  115
                                                        ========================
Impaired loans for which there is no related
   allowance for loan losses ........................   $  863   $   --   $   --
                                                        ========================
Average recorded investment in impaired
   loans ............................................   $2,336   $  847   $  515
                                                        ========================
Interest income recognized from impaired
   loans ............................................   $   68   $   13   $   --
                                                        ========================
Cash basis interest income recognized from
   impaired loans ...................................   $   16   $   10   $    6
                                                        ========================

5. Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2004 and 2003 is as follows:

                                                               2004       2003
                                                             -------------------

Land ...................................................     $ 4,488     $ 4,818
Furniture and equipment ................................      14,715      14,951
Buildings and leasehold improvements ...................      24,431      23,947
                                                             -------------------
                                                             $43,634     $43,716
Less: accumulated depreciation and amortization ........      26,547      26,094
                                                             -------------------
                                                             $17,087     $17,622
                                                             ===================

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through July 2009 and have renewal options to extend the lease terms for various dates. The rental expense for these operating leases was $222,000, $218,000 and $240,000 in 2004, 2003 and 2002, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2004 are as follows:

2005                                                                    $ 238
2006                                                                      212
2007                                                                      148
2008                                                                        5
2009                                                                        2
                                                                  -----------
                                                                  $       605
                                                                  ===========

6. Deposits

The aggregate amount of time certificate of deposits in denominations of $100,000 or more was $107.125 million and $113.917 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, the scheduled maturities of time deposits (in thousands) were as follows:

2005                                                              $ 240,676
2006                                                                 49,792
2007                                                                 32,938
2008                                                                 15,719
2009                                                                 10,379
Thereafter                                                                5
                                                                  ---------
                                                                  $ 349,509
                                                                  =========

7. Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2004 and 2003 is as follows:


                                                              2004        2003
                                                           ---------------------
Federal funds purchased ..............................     $  3,300     $  1,550
U.S. Treasury demand notes ...........................           --        1,000
Securities sold under agreements to repurchase .......       93,600      100,448
                                                           ---------------------
                                                           $ 96,900     $102,998
                                                           =====================

Information relating to short-term borrowings (dollars in thousands) is as follows:

                                                    2004          2003         2002
                                                  -------------------------------------
Federal funds purchased:
  Average daily balance .......................   $  3,515    $     5,004    $    4,599
  Maximum balance at month-end ................   $  5,575    $     7,550    $   21,300
  Weighted average interest rate at year-end ..      1.75%          0.56%         0.50%
  Weighted average interest rate for the year .      0.94%          0.81%         1.70%

Securities sold under agreements to repurchase:
  Average daily balance .......................   $ 93,246    $    89,261    $   62,298
  Maximum balance at month-end ................   $112,052    $   100,448    $   75,951
  Weighted average interest rate at year-end ..      1.65%          1.06%         1.36%
  Weighted average interest rate for the year .      1.32%          1.17%         1.71%

U.S. Treasury demand notes:
  Average daily balance .......................   $    728    $       764    $    1,459
  Maximum balance at month-end ................   $  1,000    $     1,000    $    4,437
  Weighted average interest rate at year-end ..         --          0.72%         1.14%
  Weighted average interest rate for the year .      0.90%          0.91%         1.58%

The securities underlying the agreements to repurchase are under the control of the Bank.

8. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2004 and 2003 is as follows:

                                                      December 31
                                ------------------------------------------------------
                                                    2004                        2003
                                ------------------------------------------     -------
                                                                  Weighted
                                  FHLB       Other                 Average
                                Advances   Borrowings    Total      Rate        Total
                                ------------------------------------------------------
Maturing in year ending:
  2004 ....................     $    --     $    --     $    --        --      $    23
  2005 ....................          --          93          93      4.07%          93
  2006 ....................       5,000       2,221       7,221      5.19%       7,221
  2007 ....................       2,522          23       2,545      6.81%       2,620
  2008 ....................      20,000          23      20,023      5.23%      20,023
                                ------------------------------------------------------
                                $27,522     $ 2,360     $29,882      5.35%     $29,980
                                ======================================================

The terms of a security agreement with the FHLB require the Bank to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. The Bank had a total remaining borrowing capacity with the FHLB of approximately $55.278 million at December 31, 2004 at a rate equal to the FHLB current advance rates.

The other borrowings include $2.269 million to finance an investment in a low-income housing development and $93,000 for the purchase of land. Principal of $70,000 is due August 22, 2005 with the remaining balance due August 22, 2006 on the low-income housing development investment. Interest is based on the one-month LIBOR rate plus 1.70%. The loan rate at December 31, 2004 was 4.10%. The land was originally purchased in 1999 at a cost of $266,000, with principal of $23,000 and annual interest due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of each year. The rate at December 31, 2004 was 4.00%.

9. Line of Credit

The Company has an unsecured line of credit of $10.000 million from a third party lender. As of December 31, 2004, the entire line was available.

10.  Income Taxes

Federal income tax expense (in thousands) for 2004, 2003 and 2002 is summarized as follows:

                                         2004            2003            2002
                                       -----------------------------------------

Federal ......................         $ 7,029         $ 8,480          $ 8,707
State ........................             806             998              829
                                       ----------------------------------------
Current ......................           7,835           9,478            9,536
Deferred .....................             208            (637)          (1,016)
                                       ----------------------------------------
        Total ................         $ 8,043         $ 8,841          $ 8,520
                                       ========================================

Actual income tax expense (in thousands) for 2004, 2003 and 2002 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                2004        2003         2002
                                              ---------------------------------
Computed "expected" income taxes ........     $ 7,987      $ 8,906      $ 9,066
Tax-exempt interest income, net of
  disallowed interest expense ...........        (607)        (744)        (764)
State tax, net of federal benefit .......         524          649          539
Other, net ..............................         139           30         (321)
                                              ---------------------------------
                                              $ 8,043      $ 8,841      $ 8,520
                                              =================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities, included in other assets, at December 31, 2004 and 2003 are as follows:

                                                              2004        2003
                                                             -------------------

Deferred tax assets:
  Unrealized holding loss on available-for-sale securities   $   145    $    --
  Allowance for loan losses ..............................     3,835      3,889
  Deferred compensation ..................................     1,622      1,564
  Stock appreciation rights ..............................      --           36
  Other employee benefits ................................       310        279
  Phantom stock ..........................................       253        282
  Other ..................................................       271        111
                                                             ------------------
        Total deferred tax assets ........................   $ 6,436    $ 6,161
                                                             ------------------
Deferred tax liabilities:
  Unrealized holding gain on available-for-sale securities   $    --    $(1,294)
  Premises and equipment .................................      (373)      (658)
  Mortgage servicing rights ..............................      (348)      (201)
  Deferred loan fees .....................................      (369)      (197)
  Discount accretion .....................................       (56)       (61)
  FHLB Stock Dividend ....................................      (459)      (372)
  Prepaid Expenses .......................................      (222)        --
                                                             ------------------
        Total deferred tax liabilities ...................   $(1,827)   $(2,783)
                                                             ------------------
        Net deferred tax assets ..........................   $ 4,609    $ 3,378
                                                             ==================

11. Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. During 2004, the 401(k) plan allowed for participant contributions up to the maximum amount allowed by IRS regulations, of which, the first 6% of gross salary was available for the Company's 50% match. Prior to 2003, the 401(k) plan allowed for participant contributions of up to 15% of gross salary, the first 6% of which was available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Contributions by the Company totaled $927,000, $887,000 and $926,000 for 2004, 2003 and 2002, respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $277,000,   $288,000   and  $281,000  in  2004,   2003  and  2002,
respectively, related to these agreements. At December 31, 2004 and 2003, the Company had a recorded liability in the amount of approximately $3.769 million and $3.915 million, respectively for these plans.

Additionally, in connection with the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc., the Company assumed the outstanding liability for a deferred compensation plan for nonemployee directors of the Company which allowed participating directors to defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors that elected to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, was credited with phantom stock units. After the merger, no additional contributions were allowed to these plans, however, phantom stock units continue to be increased by any dividends or stock splits declared by the Company. At December 31, 2004 and 2003, $305,000 and $312,000 had been deferred for the phantom stock plan, which represented 21,977 and 23,205 phantom stock units. At December 31, 2004 and 2003, the Company had a recorded liability in the amount of $651,000 and $730,000, respectively for these plans.

The Company has purchased life insurance policies, which are reported as other assets, to cover the aforementioned liabilities with recorded values in 2004 and 2003 of approximately $5.852 million and $5.499 million, respectively.

12. Stock Options and Related Plans

In 2000, after the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. to form the Company, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest, and thus become exercisable, ratably over a one-year period from the date granted. Existing officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted. Under the 2000 incentive plan, the Company has outstanding options of 661,465 shares and 1,450,282 shares remain eligible for grant. This is the Company's only existing stock incentive plan under which new grants may be made.

Additionally, in connection with the merger, the Company assumed all of the outstanding options under First Decatur Bancshares, Inc.'s and BankIllinois Financial Corporation's stock option and incentive plans. There were four plans in place at the time of the merger. All of the options granted under these prior plans fully vested at the time of the merger and no additional shares were available for new grants after the merger. One of the plans included the granting of options in tandem with stock appreciation rights ("SAR's"). As of December 31, 2004, there were no options or SAR's outstanding under these four assumed plans.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                           2004                           2003                         2002
                                    -------------------------------------------------------------------------------------
                                                  Grant                          Grant                         Grant
                                                  Price                          Price                         Price
                                    Shares        Range           Shares         Range         Shares          Range
-------------------------------------------------------------------------------------------------------------------------
Options outstanding,
  beginning of year ............    581,780   $ 6.92 - $24.85    589,250    $ 6.92 - $19.76    868,998    $ 5.36 - $19.76
Granted ........................    140,500   $30.60 - $30.60    135,000    $24.80 - $24.85    158,000    $18.60 - $18.60
Exercised ......................    (58,921)  $ 6.92 - $24.80   (142,470)   $ 6.92 - $24.80   (428,553)   $ 5.36 - $19.76
Options forfeited ..............     (1,894)  $18.60 - $30.60         --          --            (9,195)   $17.50 - $18.60
                                    -------------------------------------------------------------------------------------
Options outstanding, end of year    661,465   $17.50 - $30.60    581,780    $ 6.92 - $24.85    589,250    $ 6.92 - $19.76
                                    =====================================================================================
Options exercisable, end of year    547,769   $17.50 - $30.60    467,769    $ 6.92 - $24.85    493,893    $ 6.92 - $19.76
                                    =====================================================================================
Weighted average fair value
  of options granted ...........              $          5.39               $          3.96               $          3.36
                                    =====================================================================================

                         Options Outstanding                              Options Exercisable
-------------------------------------------------------------------  ----------------------------
                                           Weighted
                        Outstanding        Average       Weighted      Exercisable       Weighted
       Range               as of          Remaining      Average          as of          Average
        of             December 31,      Contractual     Exercise      December 31,      Exercise
  Exercise price           2004              Life         Price            2004           Price
-------------------------------------------------------------------  ----------------------------
  $17.50 - $17.50              137,816       6.2         $ 17.50          137,816        $ 17.50
  $18.37 - $18.60              251,304       6.4           18.50          245,789          18.50
  $24.80 - $24.85              132,845       8.2           24.80           96,911          24.80
  $30.60 - $30.60              139,500       9.1           30.60           67,253          30.60
                     ---------------------------------------------------------------------------
                               661,465       7.3         $ 22.11          547,769        $ 20.85
                     ===========================================================================

13. Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without prior approval, the Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2004, the Bank had available retained earnings of approximately $58.838 million for the payment of dividends without obtaining prior regulatory approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

14. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2004 and 2003 and the related condensed statements of income and cash flows for the years ended December 31, 2004, 2003 and 2002 for Main Street Trust, Inc.:


                            Condensed Balance Sheets
                            ------------------------
                                 (in thousands)

                                                            2004          2003
--------------------------------------------------------------------------------

Assets:
  Cash ...........................................       $  9,208       $ 10,841
  Investment in Bank .............................         91,182         88,370
  Investment in FirsTech .........................          3,739          3,408
  Investment in other securities .................          9,571          8,655
  Other assets ...................................          7,648          6,967
                                                         -----------------------
                                                         $121,348       $118,241
                                                         =======================
Liabilities and shareholders' equity:
  Dividend payable ...............................       $  2,079       $  1,995
  Other borrowings ...............................          2,268          2,268
  Other liabilities ..............................          3,026          2,528
  Shareholders' equity ...........................        113,975        111,450
                                                         -----------------------
                                                         $121,348       $118,241
                                                         =======================

                Condensed Statements of Income
                ------------------------------
                        (in thousands)

                                                        2004       2003         2002
--------------------------------------------------------------------------------------
Revenue:
  Dividends received from subsidiaries ............   $ 10,000    $ 47,400    $ 20,000
  Interest income on deposits .....................        102          77          54
  Income on securities ............................        395         389         152
  Securities transactions, net ....................         (1)       (106)       (193)
  Other ...........................................      4,698       4,759         136
                                                      --------------------------------
        Total revenue .............................     15,194      52,519      20,149
                                                      --------------------------------

Expenses:
  Salary and benefits .............................      4,433       4,066          --
  Other ...........................................      2,300       1,763       1,556
                                                      --------------------------------
        Total expenses ............................      6,733       5,829       1,556
                                                      --------------------------------

        Income before applicable income tax benefit
        and equity in undistributed income
        of subsidiaries ...........................      8,461      46,690      18,593
Applicable income tax benefit .....................       (629)       (286)       (564)
Equity in undistributed income of subsidiaries ....      5,688     (30,371)     (1,776)
                                                      --------------------------------
        Net income ................................   $ 14,778    $ 16,605    $ 17,381
                                                      ================================

              Condensed Statements of Cash Flows
              ----------------------------------
                        (in thousands)

                                                       2004        2003        2002
-------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income .....................................   $ 14,778    $ 16,605    $ 17,381
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in undistributed income of subsidiaries     (5,688)     30,371       1,776
    Depreciation .................................        386         482          30
    Other, net ...................................       (509)     (2,043)       (812)
                                                     --------------------------------
        Net cash provided by operating activities:      8,967      45,415      18,375
                                                     --------------------------------

Cash flows from investing activities:
  Equity securities transactions, net ............       (273)       (462)     (1,687)
  Purchases of premises and equipment ............       (316)     (1,348)         --
                                                     --------------------------------
        Net cash used in investing activities ....       (589)     (1,810)     (1,687)
                                                     --------------------------------

Cash flows from financing activities:
  Stock transactions, net ........................     (1,956)    (30,111)    (15,369)
  Proceeds from other borrowings, net ............         --       2,268          --
  Cash dividends paid ............................     (7,972)     (7,142)     (5,634)
  Issuance of new shares of common stock .........         --          --       1,222
  Other, net .....................................        (83)        (66)        (31)
                                                     --------------------------------
        Net cash used in financing activities ....    (10,011)    (35,051)    (19,812)
                                                     --------------------------------
Cash at beginning of year ........................     10,841       2,287       5,411
                                                     --------------------------------
Cash at end of year ..............................   $  9,208    $ 10,841    $  2,287
                                                     ================================

15. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                                                     Year Ended December 31, 2004
                                                          Three Months Ended
                                         --------------------------------------------------
                                         December 31   September 30    June 30     March 31
-------------------------------------------------------------------------------------------
Interest income ........................   $14,498        $13,663      $13,263     $13,381
Interest expense .......................     4,568          4,384        4,018       3,882
                                           -----------------------------------------------
        Net interest income ............     9,930          9,279        9,245       9,499
Provision for losses on loans ..........       110            330          330         330
                                           -----------------------------------------------
        Net interest income after
        provision for losses
        on loans .......................     9,820          8,949        8,915       9,169
Non-interest income ....................     4,570          4,958        5,172       5,147
Non-interest expense ...................     8,922          8,442        8,318       8,197
                                           -----------------------------------------------
        Income before income taxes .....     5,468          5,465        5,769       6,119
Income taxes ...........................     1,906          1,910        2,051       2,176
                                           -----------------------------------------------
        Net income .....................   $ 3,562        $ 3,555      $ 3,718     $ 3,943
                                           ===============================================
Basic earnings per share ...............   $  0.38        $  0.38      $  0.39     $  0.41
                                           ===============================================
Diluted earnings per share .............   $  0.37        $  0.37      $  0.39     $  0.41
                                           ===============================================

                                                     Year Ended December 31, 2003
                                                          Three Months Ended
                                         -------------------------------------------------
                                         December 31   September 30    June 30    March 31
------------------------------------------------------------------------------------------
Interest income ........................   $13,406       $13,686       $14,028    $14,566
Interest expense .......................     3,913         4,008         4,282      4,520
                                           ----------------------------------------------
        Net interest income ............     9,493         9,678         9,746     10,046
Provision for losses on loans ..........       480           330           330        330
                                           ----------------------------------------------
        Net interest income after
        provision for losses
        on loans .......................     9,013         9,348         9,416      9,716
Non-interest income ....................     5,104         5,420         4,934      4,836
Non-interest expense ...................     7,906         8,250         8,121      8,064
                                           ----------------------------------------------
        Income before income taxes .....     6,211         6,518         6,229      6,488
Income taxes ...........................     2,301         2,253         2,097      2,190
                                           ----------------------------------------------
        Net income .....................   $ 3,910       $ 4,265       $ 4,132    $ 4,298
                                           ==============================================
Basic earnings per share ...............   $  0.41       $  0.41       $  0.39    $  0.41
                                           ==============================================
Diluted earnings per share .............   $  0.40       $  0.40       $  0.39    $  0.41
                                           ==============================================

16. Disclosures About Commitments and Financial Instruments

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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2004 and 2003:

                                                            2004          2003
--------------------------------------------------------------------------------

Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $239,074     $237,615
  Standby letters of credit ..........................       33,897       20,192

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $3.015 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2004 and 2003:

                                                           2004                  2003
                                                    -------------------   -------------------
                                                    Carrying    Fair      Carrying    Fair
                                                     Amount     Value      Amount     Value
---------------------------------------------------------------------------------------------
Assets:
  Cash and cash equivalents .....................   $ 64,928   $ 64,928   $ 75,903   $ 75,903
  Investments in debt and equity securities .....    358,726    358,661    370,726    370,298
  Mortgage loans held for sale ..................      1,005      1,005        632        632
  Loans .........................................    761,227    761,763    666,259    676,584
  Accrued interest receivable ...................      6,570      6,570      6,430      6,430
Liabilities:
  Deposits ......................................   $974,577   $963,413   $898,472   $902,653
  Federal funds purchased, repurchase agreements,
      and notes payable .........................     96,900     96,855    102,998    103,028
  FHLB advances and other borrowings ............     29,882     30,650     29,980     31,133
  Accrued interest payable ......................      2,601      2,601      1,669      1,669

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

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2004 and 2003. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

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

Federal Funds Purchased, Repurchase Agreements, and Notes Payable

The carrying values of federal funds purchased, daily repurchase agreements and notes payable, approximate fair value due to the relatively short period of time between the origination of the instruments and their expected realization. The fair value of term repurchase agreements is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for comparable instruments of similar remaining maturities.

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

17. Litigation

The Company and its subsidiaries are involved in various legal proceedings, claims and litigation arising out of the ordinary course of business.

It is the opinion of management that the disposition or ultimate resolution of any other claims and lawsuits arising out of the ordinary course of business will not have a material adverse effect on the consolidated financial position of the Company.

18. Regulatory Capital

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and its subsidiary bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and its subsidiary bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and its subsidiary bank exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary bank's categories.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following tables:

                                                                                     To be Well Capitalized
                                                              For Capital Adequacy   Under Prompt Corrective
                                               Actual                Purposes:          Action Provisions:
                                         ------------------   --------------------   -----------------------
                                           Amount     Ratio     Amount     Ratio       Amount      Ratio
------------------------------------------------------------------------------------------------------------
As of December 31, 2004:
  Total capital
    (to risk-weighted assets)
    Consolidated .....................   $123,656     13.3%    $ 74,513     8.0%                     N/A
    Main Street Bank & Trust .........   $101,381     11.1%    $ 73,008     8.0%      $ 91,260     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .....................   $113,691     12.2%    $ 37,257     4.0%                     N/A
    Main Street Bank & Trust .........   $ 91,607     10.0%    $ 36,504     4.0%      $ 54,756      6.0%
  Tier I capital
    (to average assets)
    Consolidated .....................   $113,691      9.2%    $ 49,595     4.0%                     N/A
    Main Street Bank & Trust .........   $ 91,607      7.5%    $ 48,865     4.0%      $ 61,801      5.0%

As of December 31, 2003:
  Total capital
    (to risk-weighted assets)
    Consolidated .....................   $118,821     14.5%    $ 65,654     8.0%                     N/A
    BankIllinois .....................   $ 60,520     11.9%    $ 40,801     8.0%      $ 51,001     10.0%
    The First National Bank of Decatur   $ 35,333     12.1%    $ 23,430     8.0%      $ 29,288     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated .....................   $109,035     13.3%    $ 32,827     4.0%                     N/A
    BankIllinois .....................   $ 54,460     10.7%    $ 20,401     4.0%      $ 30,601      6.0%
   The First National Bank of Decatur    $ 31,670     10.8%    $ 11,715     4.0%      $ 17,573      6.0%
  Tier I capital
    (to average assets)
    Consolidated .....................   $109,035      9.6%    $ 45,336     4.0%                     N/A
    BankIllinois .....................   $ 54,460      7.9%    $ 27,638     4.0%      $ 34,547      5.0%
    The First National Bank of Decatur   $ 31,670      7.4%    $ 17,215     4.0%      $ 21,519      5.0%

19. Bank Acquisition

On November 8, 2004, the Company announced its intent to acquire Citizens First Financial, parent company of Citizens Savings Bank in Bloomington, Illinois for a total cost of approximately $61.6 million of which 50% will be in the form of cash and 50% will be in the form of common stock of the Company. As of September 30, 2004, Citizens First Financial had consolidated assets of $327.103 million, consolidated total deposits of $231.416 million and consolidated stockholders' equity of $34.213 million. The acquisition is expected to close in the second quarter of 2005, pending approval from Citizen's shareholders and all applicable regulatory agencies.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

A. Disclosure Controls

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

B. Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a - 15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2004.

McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, is included in this Form 10-K.

Report of Independent Registered Public Accounting Firm



To the Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Main Street Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 11, 2005, expressed an unqualified opinion.


/s/  McGladrey & Pullen, LLP


Champaign, Illinois
February 11, 2005

Item 9b. Other Information

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2005 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2005 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2005 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2004, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.

Name                    Position with Main Street, its subsidiaries
(Age)                   and occupation for the last five years
-----------------------------------------------------------------------------------------
Paul C. Donohue         Executive Vice President of Sales & Marketing for Main
(Age 41)                Street and Main Street Bank & Trust; General Manager,
                        WSMH-TV, Flint, MI (2003-2004); Station Manager,
                        WICD-TV, Champaign, IL (2001-2003); General Manager, WETM-TV,
                        Elmira, NY (2000-2001)

Donna R. Greene         Executive Vice President of Main Street and President
(Age 51)                of Main Street Bank & Trust Wealth Management; Senior Vice
                        President and Certified Financial Planner with First Busey
                        Securities, Inc. (1998-2004)

Leanne C. Heacock       Executive Vice President, Management Information Systems,
(Age 39)                Main Street and Main Street Bank & Trust and Director of
                        FirsTech; Executive Vice President, Management Information
                        Systems, BankIllinois and The First National Bank of Decatur
                        (2001-2002); Executive Vice President, Management Information
                        Systems, BankIllinois (1999-2001)

Robert F. Plecki, Jr.   Executive Vice President of Main Street and
(Age 44)                President of Main Street Bank & Trust, Champaign Region;
                        President and Director of BankIllinois (2001-2004); Executive
                        Vice President, Retail Banking, BankIllinois (1998-2001)

Christopher M. Shroyer  Executive Vice President of Main Street and
(Age 39)                President of Main Street Bank & Trust, Decatur Region;
                        President, Chief Executive Officer and Director of The First
                        National Bank of Decatur (2001-2004); Executive Vice President,
                        Lending, The First National Bank of Decatur (2000-2001); Senior
                        Vice President, Lending, The First National Bank of Decatur
                        (1999-2000)

David B. White          Executive Vice President and Chief Financial
(Age 53)                Officer of Main Street and Main Street Bank & Trust and Director
                        of FirsTech; Executive Vice President and Chief Financial Officer
                        of BankIllinois Financial and BankIllinois (1993-2000)

Phillip C. Wise         Executive Vice President of Main Street and Main Street
(Age 66)                Bank & Trust and Chairman of FirsTech; Director and Executive
                        Vice President of Main Street and Chairman of the
                        Board of The First National Bank of Decatur (2001-2004);
                        Director and Executive Vice President of Main Street and Director
                        and President of The First National Bank of Decatur (2000-2001);
                        Director and President of First Decatur Bancshares and The First
                        National Bank of Decatur (1999-2000)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and representations made by any reporting person concerning whether a Form 5 was required to be filed for 2004, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2004 except for Mr. Shapland, who filed a Form 4 one day late reporting the exercise of 4,630 shares.

Item 11. Executive Compensation

The information in the 2005 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The information in the 2005 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2004 for
(i) all compensation plans previously approved by our shareholders and (ii) all compensation plans not previously approved by our shareholders:

(a) the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

(b) the weighted-average exercise price of such outstanding options, warrants and rights;

(c) other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

------------------------------------------------------------------------------------------------------------------------------------
                                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------------
                                      Number of Securities to Be
                                        Issued Upon Exercise of      Weighted-Average Exercise       Number of Securities Remaining
          Plan Category                  Outstanding Options        Price of Outstanding Options     Available for Future Issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders...............               661,465(1)                       $22.11                          1,450,282
                                      ----------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders......                       --                           --                                 --
                                      ----------------------------------------------------------------------------------------------
Total.............................               661,465(1)                       $22.11                          1,450,282
                                      ==============================================================================================

(1) Does not include options assumed by the Company in 2000 in connection with the merger of First Decatur Bancshares, Inc. and BankIllinois Financial Corporation with and into the Company. At the time of the merger, there were options issued under the Central Illinois Financial Corporation Stock Option Plan, BankIllinois Financial Co. 1994 Stock Incentive Plan, BankIllinois Financial Corporation 1996 Stock Incentive Plan and the First Decatur Bancshares, Inc. Employee Stock Option Plan, each of which was approved by stockholders of the respective company at the time of their adoption. All of the options granted under these plans fully vested at the time of the merger and no additional options were available for grant after the merger. As of December 31, 2004, there were no options outstanding under the prior plans.

Item 13. Certain Relationships And Related Transactions

The information in the 2005 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14.  Principal Accountant Fees and Services

The information in the 2005 Proxy Statement under the caption "Independent Registered Public Accounting Firm" is incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements

       See page 34.

(a)(2) Financial Statement Schedules

       N/A

(a)(3) Schedule of Exhibits

       The Exhibit Index which immediately follows the signature page to this Form 10-K is incorporated by reference.

(b)    Exhibits

       The exhibits required to be filed with this Form 10-K are included with this Form 10-K and are located immediately following the Exhibit Index to this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.


By:  /s/ Van A. Dukeman                        By:  /s/ David B. White
     ---------------------------                    ----------------------------
     Van A. Dukeman                                 David B. White
     President, CEO and Director                    Executive Vice President and
                                                    Principal Financial and
                                                    Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2005.


/s/ Gregory B. Lykins
----------------------------------
Gregory B. Lykins                                    Chairman and Director

/s/ Van A. Dukeman
----------------------------------
Van A. Dukeman                                       President, CEO and Director

/s/ David J. Downey
----------------------------------
David J. Downey                                      Director

/s/ Larry D. Haab
----------------------------------
Larry D. Haab                                        Director

/s/ Frederic L. Kenney
----------------------------------
Frederic L. Kenney                                   Director

/s/ August C. Meyer, Jr.
----------------------------------
August C. Meyer, Jr.                                 Director

/s/ Gene A. Salmon
----------------------------------
Gene A. Salmon                                       Director

/s/ George T. Shapland
----------------------------------
George T. Shapland                                   Director

/s/ Thomas G. Sloan
----------------------------------
Thomas G. Sloan                                      Director

/s/ H. Gale Zacheis
----------------------------------
H. Gale Zacheis                                      Director

                             MAIN STREET TRUST, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                                        Incorporated
 Exhibit No.           Description                       Herein by                     Filed
                                                        Reference To                  Herewith
--------------------------------------------------------------------------------------------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)

     3.2       Bylaws                       Exhibit 3.2 to the Form S-4 filed
                                            with the Commission on November 30,
                                            1999 (SEC File No. 33-91759)

     4.1       Specimen common stock        Exhibit 4.1 to the Form 10-K filed
               certificate                  with the Commission on March 30,
                                            2001 (SEC File No.000-30031)

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

    10.6       Employment Agreement by      Exhibit 10.6 to the Form 10-K filed
               and between the Company      with the Commission on March 15,
               and Robert F. Plecki         2004 (SEC File No. 000-30031)

    10.7       Employment Agreement by                                                   X
               and between the Company
               and Paul E. Donohue

    10.8       Employment Agreement by                                                   X
               and between the Company
               and Donna R. Greene

    10.9       Main Street Trust, Inc.      Exhibit 10.1 to the Form S-8 filed
               2000 Stock Incentive Plan    with the Commission on November 29,
                                            2000 (SEC File No. 333-50890)

    10.10      Main Street Trust, Inc.                                                   X
               2000 Stock Incentive Plan
               Director Stock Option
               Agreement

    10.11      Main Street Trust, Inc.                                                   X
               2000 Stock Incentive Plan
               Employee Stock Option
               Agreement


    10.12      Main Street Trust, Inc.                                                   X
               Summary of Director
               Compensation

    21.1       Subsidiaries of the                                                       X
               Registrant

    23.1       Consent of McGladrey &                                                    X
               Pullen, LLP

    31.1       Certification of Chief                                                    X
               Executive Officer Pursuant
               to Rule 13a-14(a)/15d-14(a)

    31.2       Certification of Chief                                                    X
               Financial Officer Pursuant
               to Rule 13a-14(a)/15d-14(a)

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