Form 10-Q
period 2005-03-31
MAIN STREET TRUST INC
filed 2005-05-10
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2005

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

Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]


Indicate the number of shares outstanding of the registrant's common stock, as of May 2, 2005

   Main Street Trust, Inc. Common Stock                               10,357,907

                                Table of Contents

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                              3

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9

         Item 3. Quantitative and Qualitative Disclosures About Market
                   Risk                                                       25

         Item 4. Controls and Procedures                                      25


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            25

         Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   25

         Item 3. Defaults Upon Senior Securities                              25

         Item 4. Submission of Matters to a Vote of Security Holders          25

         Item 5. Other Information                                            25

         Item 6. Exhibits                                                     25


SIGNATURES                                                                    26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004
                  (Unaudited, in thousands, except share data)

                                                                       March 31,    December 31,
                                                                         2005          2004
                                                                     ---------------------------
ASSETS
Cash and due from banks ..........................................   $    33,655    $    33,133
Federal funds sold and interest bearing deposits .................        60,610         31,795
                                                                     --------------------------
  Cash and cash equivalents ......................................        94,265         64,928
                                                                     -------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................       232,121        269,580
  Held-to-maturity, at cost (fair value of $81,410 and $81,099
    at March 31, 2005 and December 31, 2004, respectively) .......        82,227         81,164
  Non-marketable equity securities ...............................         8,014          7,982
                                                                     --------------------------
    Total investments in debt and equity securities ..............       322,362        358,726
                                                                     --------------------------
Loans, net of allowance for loan losses of $9,955 and $9,650
  at March 31, 2005 and December 31, 2004, respectively ..........       764,070        761,227
Mortgage loans held for sale .....................................           577          1,005
Premises and equipment ...........................................        16,909         17,087
Accrued interest receivable ......................................         6,853          6,570
Other assets .....................................................        19,602         18,575
                                                                     --------------------------
        Total assets .............................................   $ 1,224,638    $ 1,228,118
                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing .........................................   $   186,500    $   172,908
    Interest bearing .............................................       771,951        801,669
                                                                     --------------------------
        Total deposits ...........................................       958,451        974,577
                                                                     --------------------------
  Federal funds purchased, repurchase agreements and notes payable       108,818         96,900
  Federal Home Loan Bank advances and other borrowings ...........        27,571         29,882
  Accrued interest payable .......................................         2,889          2,601
  Other liabilities ..............................................        12,402         10,183
                                                                     --------------------------
        Total liabilities ........................................     1,110,131      1,114,143
                                                                     --------------------------

Commitments and contingencies (See notes 2 and 5)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued .....................................           112            112
  Paid in capital ................................................        55,189         55,189
  Retained earnings ..............................................       109,871        108,071
  Accumulated other comprehensive loss ...........................        (1,814)          (218)
                                                                     --------------------------
                                                                         163,358        163,154
  Less: treasury stock, at cost, 1,758,449 and 1,770,329 shares
    at March 31, 2005 and December 31, 2004, respectively ........       (48,851)       (49,179)
                                                                     --------------------------
        Total shareholders' equity ...............................       114,507        113,975
                                                                     --------------------------
        Total liabilities and shareholders' equity ...............   $ 1,224,638    $ 1,228,118
                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2005 and 2004
                  (Unaudited, in thousands, except share data)

                                                                        2005         2004
                                                                     -----------------------
Interest income:
  Loans and fees on loans ........................................   $   11,405   $   10,051
  Investments in debt and equity securities:
    Taxable ......................................................        2,364        2,714
    Tax-exempt ...................................................          401          503
  Federal funds sold and interest bearing deposits ...............          221          113
                                                                     -----------------------
        Total interest income ....................................       14,391       13,381
                                                                     -----------------------

Interest expense:
  Deposits .......................................................        3,600        3,202
  Federal funds purchased, repurchase agreements and notes payable          507          281
  Federal Home Loan Bank advances and other borrowings ...........          386          399
                                                                     -----------------------
        Total interest expense ...................................        4,493        3,882
                                                                     ----------------------

        Net interest income ......................................        9,898        9,499
Provision for loan losses ........................................          330          330
                                                                     ----------------------
        Net interest income after provision for loan losses ......        9,568        9,169
                                                                     -----------------------

Non-interest income:
  Remittance processing ..........................................        1,707        1,892
  Trust and brokerage fees .......................................        1,842        1,662
  Service charges on deposit accounts ............................          526          579
  Securities transactions, net ...................................          190            8
  Gain on sales of mortgage loans, net ...........................          137          203
  Other ..........................................................          613          803
                                                                     -----------------------
        Total non-interest income ................................        5,015        5,147
                                                                     -----------------------

Non-interest expense:
  Salaries and employee benefits .................................        4,947        4,708
  Occupancy ......................................................          662          645
  Equipment ......................................................          606          633
  Data processing ................................................          551          532
  Office supplies ................................................          298          305
  Service charges from correspondent banks .......................          110          225
  Other ..........................................................        1,275        1,149
                                                                     -----------------------
        Total non-interest expense ...............................        8,449        8,197
                                                                     -----------------------

        Income before income taxes ...............................        6,134        6,119
Income taxes .....................................................        2,201        2,176
                                                                     -----------------------
        Net income ...............................................   $    3,933   $    3,943
                                                                     =======================

Per share data:
  Basic earnings per share .......................................   $     0.42   $     0.41
  Weighted average shares of common stock outstanding ............    9,453,196    9,509,487

  Diluted earnings per share .....................................   $     0.41   $     0.41
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    9,554,697    9,630,341

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2005 and 2004
                            (Unaudited, in thousands)

                                                                                             2005      2004
                                                                                           ------------------
Net income .............................................................................   $ 3,933    $ 3,943
                                                                                           ------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($988) and $405 for March 31, 2005 and 2004, respectively ........................    (1,482)       609
    Less:  reclassification adjustment for gains (losses) included in net income, net of
      tax of ($76) and ($3), for March 31, 2005 and 2004, respectively .................      (114)        (5)
                                                                                           ------------------
    Other comprehensive income (loss) ..................................................    (1,596)       604
                                                                                           ------------------

    Comprehensive income ...............................................................   $ 2,337    $ 4,547
                                                                                           ===================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ending March 31, 2005 and 2004
                            (Unaudited, in thousands)

                                                                            2005        2004
                                                                          --------------------
Cash flows from operating activities:
  Net income ..........................................................   $  3,933    $  3,943
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................        594         648
    Amortization of bond discounts and premiums, net ..................        455         468
    Provision for loan losses .........................................        330         330
    Securities transactions, net ......................................       (190)         (8)
    Federal Home Loan Bank stock dividend .............................        (58)        (65)
    Undistributed loss from non-marketable equity securities ..........         26          67
    Gain on sales of mortgage loans, net ..............................       (137)       (203)
    Loss (Gain) on disposal of premises and equipment .................          1        (293)
    Proceeds from sales of mortgage loans originated for sale .........      9,749      16,834
    Mortgage loans originated for sale ................................     (9,184)    (18,146)
    Other, net ........................................................      2,260         216
                                                                          --------------------
        Net cash provided by operating activities .....................      7,779       3,791
                                                                          --------------------

Cash flows from investing activities:
  Net (increase) in loans .............................................     (3,173)    (25,313)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................      1,589       5,270
    Available-for-sale ................................................     27,925      46,210
  Proceeds from sales of investments:
    Available-for-sale ................................................      3,931          88
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (4,257)    (33,750)
    Available-for-sale ................................................        (15)    (48,887)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      1,407       8,707
    Available-for-sale ................................................      2,890       2,106
  Purchases of premises and equipment .................................       (418)       (460)
  Proceeds from sales of premises and equipment .......................          1         623
                                                                          --------------------
        Net cash provided by (used in) investing activities ...........     29,880     (45,406)
                                                                          --------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits .................................    (16,126)     11,749
  Net increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................     11,918      13,154
  Payments on Federal Home Loan Bank advances and other borrowings ....     (2,311)        (41)
  Cash dividends paid .................................................     (2,079)     (1,996)
  MSTI stock transactions, net ........................................        276         848
                                                                          --------------------
        Net cash (used in) provided by financing activities ...........     (8,322)     23,714
                                                                          --------------------
        Net increase (decrease) in cash and cash equivalents ..........     29,337     (17,901)
Cash and cash equivalents at beginning of year ........................     64,928      75,903
                                                                          --------------------
Cash and cash equivalents at end of period ............................   $ 94,265    $ 58,002
                                                                          ====================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest ..........................................................   $  4,205    $  3,778
    Income taxes ......................................................        110         200
  Dividends declared not paid .........................................      2,081       2,002

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements



Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc. have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2004, and schedules included in Main Street Trust, Inc.'s Form 10-K filed on March 15, 2005.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results which may be expected for the year ended December 31, 2005.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.


Note 2.  Company Information/Business Combination

Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust and FirsTech, Inc.

On  March  23,  2000,  the  Company  acquired  all of the  outstanding  stock of
BankIllinois, The First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. into the Company. The merger, which was accounted for as a pooling of interests, was completed on March 23, 2000. The Company subsequently merged the Company's former banking subsidiary, First Trust Bank of Shelbyville, into BankIllinois effective June 19, 2002. On November 10, 2004, the Company merged BankIllinois and the First National Bank of Decatur into BankIllinois and renamed the bank Main Street Bank & Trust.

On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. As a result of the transaction, Citizen's former stockholders will be entitled to receive, in exchange for each share of Citizens common stock that they owned, either $35.00 in cash or 1.1051 shares of common stock of the Company. Citizens stockholders that owned fewer than 100 shares of Citizens common stock of record at the effective time of the merger will automatically receive cash in exchange for their shares. Citizens stockholders that owned 100 or more shares of Citizens common stock of record at the effective time of the merger will have the opportunity to elect to receive their consideration entirely in cash, entirely in the Company's common stock, or in a combination of cash and common stock, subject to allocation and proration procedures that are intended to ensure that on an aggregate basis 50% of the Citizens shares outstanding at the effective time of the merger are converted into cash and the remaining 50% are converted into the Company's common stock, and subject also to a requirement that no stockholder may elect to receive stock with respect to fewer than 100 shares of Citizens common stock. To the Company's knowledge, approximately 1,623,450 shares of Citizens commons stock were outstanding at the effective time of the merger. As of December 31, 2004, Citizens had consolidated assets of $328.266 million, consolidated deposits of $231.009 million and consolidated stockholders' equity of $36.047 million. The Company plans to merge Citizens Savings Bank into Main Street Bank & Trust during the fourth quarter of this year.

Note 3.  Income per Share

Net income per common share has been computed as follows:

                                                               Three Months Ended
                                                             -----------------------
                                                                    March 31,
                                                                2005         2004
                                                             -----------------------
Net Income ...............................................   $3,933,000   $3,943,000
                                                             =======================
Shares:
  Weighted average common shares outstanding .............    9,453,196    9,509,487
  Dilutive effect of outstanding options, as determined by
    the application of the treasury stock method .........      101,501      120,854
                                                             -----------------------
  Weighted average common shares oustanding,
    as adjusted ..........................................    9,554,697    9,630,341
                                                             =======================
Basic earnings per share .................................   $     0.42   $     0.41
                                                             =======================
Diluted earnings per share ...............................   $     0.41   $     0.41
                                                             =======================

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

                                                               March 31,
                                                        ------------------------
                                                          2005           2004
                                                        ------------------------
Net income on common stock:
  As reported ......................................    $   3,933     $   3,943
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...............          (91)          (95)
                                                        ------------------------
        Pro forma ..................................    $   3,842     $   3,848
                                                        ========================
Basic earnings per share:
  As reported ......................................    $    0.42     $    0.41
  Pro forma ........................................         0.41          0.40
Diluted earnings per share:
  As reported ......................................    $    0.41     $    0.41
  Pro forma ........................................         0.40          0.40

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

                                                            March 31,
                                               ---------------------------------
                                                   2005                    2004
                                               ---------------------------------

Number of options granted ..............             136,500             140,500
Risk-free interest rate ................       3.98% - 4.08%               3.94%
Expected life, in years ................         7.00 - 8.00                8.00
Expected volatility ....................              15.42%              15.95%
Expected dividend yield ................               2.97%               2.75%

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

The following table summarizes these financial instruments and commitments (in thousands) at March 31, 2005 and 2004:

                                                                 March 31,
                                                           ---------------------
                                                             2005         2004
                                                           ---------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $267,522     $251,729
  Standby letters of credit ..........................       28,148       18,419

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At March 31, 2005 and 2004, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Financial Condition

Assets and Liabilities

Total assets decreased $3.480 million, or 0.3%, to $1.225 billion at March 31, 2005 compared to $1.228 billion at December 31, 2004. Increases in federal funds sold and interest bearing deposits, loans, investments in debt and equity securities held to maturity, other assets, cash and due from banks, accrued interest receivable and non-marketable equity securities were partially offset by decreases in investments in debt and equity securities available for sale, mortgage loans held for sale, and premises and equipment.

Cash and due from banks increased $522,000, or 1.6%, to $33.655 million at March 31, 2005 compared to $33.133 million at December 31, 2004.

Federal funds sold and interest bearing deposits increased $28.815 million, or 90.6%, to $60.610 million at March 31, 2005 compared to $31.795 million at December 31, 2004. Approximately $20 million of this increase was attributable to positioning for the expected acquisition of Citizens. Federal funds sold and interest bearing deposits can also fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities decreased $36.364 million, or 10.1%, to $322.362 million at March 31, 2005 compared to $358.726 million at December 31, 2004. This was primarily due to a decrease in investments in securities available for sale of $37.459 million, or 13.9%, offset slightly by increases in investments in securities held to maturity of $1.063 million, or 1.3%, and non-marketable equity securities of $32,000, or 0.4%. In many cases, proceeds from maturities and calls of investments in debt securities in the first quarter of 2005 were redirected into shorter-term investing options, such as federal funds sold, to position the Company for the expected acquisition of Citizens. Investments can also fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $2.843 million, or 0.4%, to $764.070 million at March 31, 2005 from $761.227 million at December 31, 2004. Included in this increase were shifts in the loan mix during the first quarter of 2005 compared to the same period of 2004. There were increases in commercial real estate loans of $11.033 million, or 3.6%, and residential real estate loans of $2.259 million, or 3.6%. These increases were offset somewhat by decreases in commercial, financial and agricultural loans of $8.272 million, or 2.6%, and installment and consumer loans of $1.872 million, or 2.2%.

Mortgage loans held for sale decreased $428,000, or 42.6%, to $577,000 at March 31, 2005 compared to $1.005 million at December 31, 2004.

Premises and equipment decreased $178,000, or 1.0%, from $17.087 million at December 31, 2004 to $16.909 million at March 31, 2005. The decrease included depreciation and amortization expense of $594,000, proceeds from sale of property of $1,000, and a loss on disposal of property of $1,000 offset somewhat by purchases of $418,000.

Total liabilities decreased $4.012 million, or 0.4%, to $1.110 billion at March 31, 2005 from $1.114 billion at December 31, 2004. Decreases in interest bearing deposits and Federal Home Loan Bank advances and other borrowings were somewhat offset by increases in non-interest bearing deposits, federal funds purchased, repurchase agreements and notes payable, other liabilities and accrued interest payable.

Total deposits decreased $16.126 million, or 1.7%, to $958.451 million at March 31, 2005 from $974.577 million at December 31, 2004. Interest bearing deposits decreased $29.718 million, or 3.7%, and were somewhat offset by an increase of $13.592 million, or 7.8%, in non-interest bearing deposits. The Company expected interest bearing deposits to decrease during the first quarter of 2005 due to an outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004.

Federal funds purchased, repurchase agreements and notes payable increased $11.918 million, or 12.3%, to $108.818 million at March 31, 2005 compared to $96.900 million at December 31, 2004. Included in this change were increases of $11.193 million in repurchase agreements and $725,000 in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $2.311 million, or 7.7%, to $27.571 million at March 31, 2005 compared to $29.882 million at December 31, 2004.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2005 and December 31, 2004:

                         Carrying Value of Securities(1)
                                 (in thousands)

                                                        March 31,  December 31,
                                                          2005        2004
                                                        ------------------------
Available-for-sale:
  Federal agencies ................................     $188,200     $218,994
  Mortgage-backed securities ......................       24,567       27,713
  State and municipal .............................       16,394       16,715
  Marketable equity securities ....................        2,960        6,158
                                                        ---------------------
        Total available-for-sale ..................     $232,121     $269,580
                                                        =====================
Held-to-maturity:
  Federal agencies ................................     $ 40,643     $ 40,931
  Mortgage-backed securities ......................       14,515       14,992
  State and municipal .............................       27,069       25,241
                                                        ---------------------
        Total held-to-maturity ....................     $ 82,227     $ 81,164
                                                        =====================
Non-marketable equity securities:
  Federal Home Loan Bank stock ....................     $  4,337     $  4,279
  Other equity investments ........................        3,677        3,703
                                                        ---------------------
        Total non-marketable equity securities ....     $  8,014     $  7,982
                                                        =====================
        Total investment securities ...............     $322,362     $358,726
                                                        =====================

(1)  Investment  securities   available-for-sale  are  carried  at  fair  value.
     Investment securities held-to-maturity are carried at amortized cost.

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2005. All securities are shown at their contractual maturity.

                                                   Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
                                   -------------------------------------------------------------------------------------------------
                                                                            March 31, 2005
                                   -------------------------------------------------------------------------------------------------
                                        1 year              1 to 5              5 to 10            Over 10
                                        or less              years               years              years                Total
                                    Amount    Rate      Amount     Rate     Amount    Rate     Amount    Rate      Amount      Rate
------------------------------------------------------------------------------------------------------------------------------------
Securities available-
  for-sale:
  Federal agencies .............   $52,051    3.49%    $136,149    2.84%    $   --     --      $   --      --      $188,200    3.02%
  Mortgage-backed
    securities(1) ..............   $14,018    2.78%    $ 10,424    4.61%    $   92    5.59%    $   33    3.55%     $ 24,567    3.57%
  State and municipal (TE)(2) ..   $ 3,084    5.43%    $  9,129    5.72%    $3,708    7.68%    $  473    7.76%     $ 16,394    6.17%
  Marketable equity
    securities(3) ..............   $    --      --     $     --      --     $   --      --     $   --      --      $  2,960      --
                                   -------------------------------------------------------------------------------------------------
        Total ..................   $69,153             $155,702             $3,800             $  506              $232,121
                                   -------------------------------------------------------------------------------------------------
Average Yield (TE)(2) ..........              3.43%                3.13%              7.63%              7.48%                 3.30%
                                   =================================================================================================
Securities held-
  to-maturity:
  Federal agencies .............   $ 5,035    2.48%    $ 30,034    2.88%    $5,574    3.92%    $   --     --       $ 40,643    2.97%
  Mortgage-backed
    securities(1) ..............   $ 8,185    1.23%    $  5,754    3.47%    $  133    3.41%    $  443    6.45%     $ 14,515    2.30%
  State and municipal (TE)(2) ..   $ 9,196    5.26%    $ 17,348    5.64%    $  180    7.07%    $  345    7.95%     $ 27,069    5.55%
                                   -------------------------------------------------------------------------------------------------
         Total .................   $22,416             $ 53,136             $5,887             $  788              $ 82,227
                                   =================================================================================================
Average Yield (TE)(2) ..........              3.17%                3.84%              4.00%              7.11%                 3.70%
                                   =================================================================================================
Non-marketable equity
  securities(3):
  FHLB stock ...................   $    --      --     $     --      --     $   --      --     $   --      --      $  4,337      --
  Other equity investments .....   $    --      --     $     --      --     $   --      --     $   --      --      $  3,677      --
                                   -------------------------------------------------------------------------------------------------
        Total ..................   $    --      --     $     --      --     $    --     --     $   --      --      $  8,014      --
                                   =================================================================================================

(1) Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

(2) The average yield has been tax equivalized (TE) on state and municipal tax-exempt securities.

(3) Due to the nature of these securities, they do not have a stated maturity date or rate.

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

                                       Continuous unrealized      Continuous unrealized
                                      losses existing for less   losses existing greater
                                          than 12 months             than 12 months           Total
                                      ----------------------------------------------------------------------
                                       Fair     Unrealized      Fair    Unrealized        Fair    Unrealized
                                       Value      Losses        Value     Losses          Value     Losses
                                     -----------------------------------------------------------------------
Available-for-Sale:
  Federal agencies ...............   $ 52,660   $    663      $109,873   $  3,005       $162,533   $  3,668
  Mortgage-backed securities .....      9,303         78         7,196        283         16,499        361
  Obligations of state and
    political subdivisions .......      3,537         55            --         --          3,537         55
                                     ----------------------------------------------------------------------
        Subtotal, debt securities    $ 65,500   $    796      $117,069   $  3,288       $182,569   $  4,084
Other ............................        525        120           534        356          1,059        476
                                     ----------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 66,025   $    916      $117,603   $  3,644       $183,628   $  4,560
                                     ======================================================================

Held-to-Maturity:
  Federal agencies ...............   $  5,478   $    116      $ 34,097   $    952       $ 39,575   $  1,068
  Mortgage-backed securities .....      2,805         40        10,568        154         13,373        194
  Obligations of state and
    political subdivisions .......      8,977         51           361          6          9,338         57
                                     ----------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 17,260   $    207      $ 45,026   $  1,112       $ 62,286   $  1,319
                                     ======================================================================

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

The $3.644 million continuous unrealized loss greater than 12 months on available for sale securities was made up of twenty-one debt securities and seven other securities which were common stocks and was believed to be a temporary loss. Common stocks represented $356,000 of the continuous unrealized loss on available for sale securities which was a decrease of $393,000 from the loss on common stocks of $749,000 at December 31, 2004. The $1.112 million continuous unrealized loss greater than 12 months on held to maturity securities was made up of nineteen debt securities and was believed to be a temporary loss. Management believes the market value of these securities will continue to improve as the economy continues to recover. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary.

Loans

The following tables present the amounts and percentages of loans at March 31, 2005 and December 31, 2004 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.

                                                  Amount of Loans Outstanding
                                                     (dollars in thousands)
                                         -----------------------------------------------
                                             March 31, 2005          December 31, 2004
                                         -----------------------------------------------
                                          Amount   Percentage      Amount     Percentage
----------------------------------------------------------------------------------------
Commercial, financial and agricultural   $306,385    39.58%       $314,657      40.82%
Real estate- commercial ..............    320,864    41.46%        309,830      40.19%
Real estate- residential .............     64,722     8.36%         62,464       8.10%
Installment and consumer .............     82,054    10.60%         83,926      10.89%
                                         ---------------------------------------------
        Total loans ..................   $774,025   100.00%       $770,877     100.00%
                                         =============================================

The balance of loans outstanding as of March 31, 2005 by maturity is shown in the following table:

                                                 Maturity of Loans Outstanding
                                                     (dollars in thousands)
                                         --------------------------------------------
                                                        March 31, 2005
                                         --------------------------------------------
                                          1 year      1 to 5      Over 5
                                          or less     years       years       Total
-------------------------------------------------------------------------------------
Commercial, financial and agricultural   $187,376    $ 78,253    $ 40,756    $306,385
Real estate- commercial ..............     82,330     130,329     108,205     320,864
Real estate- residential .............      8,007      17,243      39,472      64,722
Installment and consumer .............     10,023      50,463      21,568      82,054
                                         --------------------------------------------
Total ................................   $287,736    $276,288    $210,001    $774,025
                                         ============================================
Percentage of total loans outstanding      37.17%      35.70%      27.13%     100.00%
                                         ============================================

Capital

Total shareholders' equity increased $532,000 from December 31, 2004 to March 31, 2005. Treasury stock transactions, net, were $276,000, which included $328,000 attributable to the issuance of treasury stock less a $52,000 effect on treasury stock as a result of stock option exercises. The change in shareholders' equity is summarized as follows:

                     Shareholders' Equity (in thousands)
--------------------------------------------------------------------------------

Shareholders' equity, December 31, 2004 .....................         $ 113,975
  Net income ................................................             3,933
  Treasury stock transactions, net ..........................               276
  Stock appreciation rights .................................                --
  Cash dividends declared ...................................            (2,081)
  Other comprehensive income ................................            (1,596)
                                                                      ----------
Shareholders' equity, March 31, 2005 ........................         $ 114,507
                                                                      ==========

On March 15, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of the Company's common stock. The dividend of $2.081 million was paid on April 22, 2005 to holders of record on March 31, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005, that the Company and its subsidiary bank exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2005, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary bank's categories.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                        To be well
                                                     For capital     capitalized under
                                                       adequacy      prompt corrective
                                     Actual            purposes:     action provisions:
                               -------------------------------------------------------
                                Amount    Ratio    Amount     Ratio    Amount    Ratio
                               -------------------------------------------------------
As of March 31, 2005:
  Total capital
   (to risk-weighted assets)
   Consolidated .............  $126,124    13.9%    $72,750    8.0%        N/A
    Main Street Bank & Trust   $ 93,303    10.4%    $71,645    8.0%    $89,556    10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ............  $116,062    12.8%    $36,375    4.0%        N/A
    Main Street Bank & Trust   $ 83,238     9.3%    $35,822    4.0%    $53,734     6.0%
  Tier I capital
    (to average assets)
    Consolidated ............  $116,062     9.6%    $48,616    4.0%        N/A
    Main Street Bank & Trust   $ 83,238     6.9%    $48,052    4.0%    $60,065     5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2005:

                                                 Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                       (dollars in thousands)
                                             ----------------------------------------------------------------------------
                                                 1-30        31-90        91-180     181-365          Over
                                                 Days         Days         Days        Days          1 year     Total
-------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   60,610   $       --   $       --   $       --    $       --   $   60,610
  Debt and equity securities (1) .........       14,350       13,611       17,122       36,314       240,965      322,362
  Loans (2) ..............................      304,545       43,982       52,763       61,767       311,545      774,602
                                             ----------------------------------------------------------------------------
        Total earning assets .............   $  379,505   $   57,593   $   69,885   $   98,081    $  552,510   $1,157,574
                                             ----------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   49,119   $    1,504   $    2,256   $    4,513    $  171,519   $  228,911
  Money market savings
    deposits .............................      198,047           --           --           --            --      198,047
  Time deposits ..........................       20,230       44,993       52,496      114,931       112,343      344,993
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       88,534          104        7,870       12,310            --      108,818
  FHLB advances and
   other borrowings ......................        5,000       10,000           --        5,069         7,502       27,571
                                             ----------------------------------------------------------------------------
        Total interest bearing liabilities   $  360,930   $   56,601   $   62,622   $  136,823    $  291,364   $  908,340
                                             ----------------------------------------------------------------------------
Net asset (liability) funding gap ........       18,575          992        7,263      (38,742)      261,146      249,234
                                             ----------------------------------------------------------------------------

Repricing gap ............................         1.05         1.02         1.12         0.72          1.90         1.27
Cumulative repricing gap .................         1.05         1.05         1.06         0.98          1.27         1.27
                                             ============================================================================

(1)  Debt  and  equity   securities   include   securities   available-for-sale,
     securities held-to-maturity, and non-marketable equity securities.

(2)  Loans are gross and include mortgage loans held-for-sale.

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

                                   1-30 Days   31-90 Days   91-180 Days    181-365 Days    Over 1 Year
                                   -------------------------------------------------------------------
Savings and interest-bearing
  demand deposits .............     0.45%         0.85%        1.25%          2.45%           95.00%

At March 31, 2005, the Company was slightly asset sensitive in the 1-30 days category as well as in the 1-90 day category. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would decrease annualized net interest income by approximately $186,000 in the 1-30 days category and $196,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of March 31, 2005, the Company's RSA/RSL was 0.98, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at March 31, 2005, the Company had a $10 million unsecured line of credit with a correspondent bank, and can borrow approximately $56 million from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

The following table shows projected results at March 31, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                          Basis Point Change
                           -----------------------------------------------------
                           +200         +100            -100             -200
                           -----------------------------------------------------

March 31, 2005 .......     10.4%        5.3%            (5.3%)          (10.6%)
December 31, 2004 ....     10.3%        5.1%            (5.1%)          (10.3%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first three months of 2005. A review of the consolidated statement of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents increased $29.337 million from December 31, 2004 to March 31, 2005.

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

The increase in cash and cash equivalents came from cash provided by investing and operating activities, offset somewhat by cash used in financing activities. There were differences in the sources and uses of cash during the first three months of 2005 compared to the first three months of 2004. Cash was provided by investing activities during the first three months of 2005 compared to cash used during the same period in 2004 primarily due to cash provided by net investing activities in 2005 compared to cash used by net investing activities during the same period in 2004. In 2005, proceeds of $37.742 million from maturities, calls and sales of debt and equity securities and principal paydowns on mortgage-backed securities were slightly offset by cash used to purchase debt and equity securities of $4.272 million. In 2004, purchases of debt and equity securities were $82.637 million compared to proceeds of $62.381 million from maturities, calls and sales of debt and equity securities and principal paydowns on mortgage-backed securities. Also contributing to the difference in investing activities was the difference in loan growth during these two periods. Cash used to fund loan growth during the first quarter of 2005 was $3.173 million compared to $25.313 million during the same period in 2004. More cash was provided by operating activities during the first three months of 2005 compared to the same period in 2004. Cash was used by financing activities during the first three months of 2005 compared to cash provided during the same period in 2004, primarily due to a decrease in deposits during the first three months of 2005 compared to an increase during the same period in 2004. The Company expected deposits to decrease during the first quarter of 2005 due to an outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004. Also, cash used for payments on Federal Home Loan Bank advances and other borrowings was $2.311 million during the first three months of 2005 compared to $41,000 during the same period of 2004.

On April 1, 2005, the Company borrowed $6 million, to be repaid within 3 years, to fund a portion of the Citizens acquisition cost. In addition, the Company negotiated an increase of its $10 million line of credit from a third party lender to $15 million and immediately advanced $4 million, which is due in 2006. The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's remaining $11 million line of credit from a third party lender, FHLB borrowings and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $9.955 million at March 31, 2005 compared to $9.650 million at December 31, 2004, as net charge-offs were $25,000 and provisions totaled $330,000 during the first three months of 2005. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.29% at March 31, 2005, compared to 1.25% at December 31, 2004. Gross loans, including loans held-for-sale, increased 0.4% to $774.602 million at March 31, 2005 from $771.882 million at December 31, 2004.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 401.9% at March 31, 2005 compared to 431.6% at December 31, 2004. Nonperforming loans increased from $2.236 million at December 31, 2004 to $2.477 million at March 31, 2005. The $241,000 increase in nonperforming loans during the first three months of 2005 resulted from a $53,000 increase in nonaccrual loans and an increase of $188,000 in loans past due 90 days or more. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                                                       Allowance for Loan Losses
                                                         (dollars in thousands)
                                                       -------------------------
                                                               March 31,
                                                         ---------------------
                                                          2005           2004
------------------------------------------------------------------------------

Allowance for loan losses at
  beginning of year ................................     $ 9,650       $ 9,786
                                                         ---------------------
Charge-offs during period:
  Commercial, financial and agricultural ...........     $    --       $    --
  Real estate- commercial ..........................          --            --
  Real estate- residential .........................          --            --
  Installment and consumer .........................        (135)         (265)
                                                         ---------------------
        Total ......................................     $  (135)      $  (265)
                                                         ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........     $     6       $    53
  Real estate- commercial ..........................           5            --
  Real estate- residential .........................          --            --
  Installment and consumer .........................          99            47
                                                         ---------------------
        Total ......................................     $   110       $   100
                                                         ---------------------
        Net charge-offs ............................     $   (25)      $  (165)
Provision for loan losses ..........................         330           330
                                                         ---------------------
Allowance for loan losses at end of quarter ........     $ 9,955       $ 9,951
                                                         =====================

Ratio of net charge-offs to average net loans ......       (0.01)%       (0.02)%
                                                         =====================

The following table shows the allocation of the allowance for loan losses allocated to each loan category.

                                                     Allocation of the Allowance
                                                           for Loan Losses
                                                     ---------------------------
                                                             (in thousands)
                                                       ------------------------
                                                        March 31,   December 31,
                                                          2005         2004
--------------------------------------------------------------------------------

Allocated:
  Commercial, financial and agricultural ..........      $4,052       $5,289
  Real estate- commercial .........................       3,324        1,637
  Real estate- residential ........................         200          198
  Installment and consumer ........................       1,488        1,605
                                                         -------------------
        Total allocated allowance .................      $9,064       $8,729
Unallocated allowances ............................         891          921
                                                         -------------------
        Total .....................................      $9,955       $9,650
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

                                                           Nonperforming Loans
                                                          (dollars in thousands)
                                                         -----------------------
                                                         March 31,  December 31,
                                                           2005        2004
                                                         -----------------------

Nonaccrual loans(1) ..............................         $1,742         $1,689
                                                           =====================
Loans past due 90 days or more ...................         $  735         $  547
                                                           =====================
Restructured loans ...............................         $  458         $  497
                                                           =====================

(1)  Includes  $453,000 at March 31, 2005 and  $509,000 at December  31, 2004 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).


                                                Other Nonperforming Assets
                                                   (dollars in thousands)
                                            ------------------------------------
                                            March 31, 2005     December 31, 2004
                                            ------------------------------------

Other real estate owned                       $    --               $     --
                                              ------------------------------
Nonperforming other assets                    $   140               $     33
                                              ==============================

                              Results of Operations

Results of Operations For the Three Months Ended March 31, 2005

Net income for the first three months of 2005 was $3.933 million, a $10,000, or 0.3%, decrease from $3.943 million for the same period in 2004. Basic earnings per share increased $0.01, or 2.4%, to $0.42 per share in the first quarter of 2005 from $0.41 per share during the same period in 2004. Diluted earnings per share remained stable at $0.41 per share in the first quarters of 2005 and 2004.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                                  Consolidated Average Balance Sheet and Interest Rates
                                                                  (dollars in thousands)
                                           ---------------------------------------------------------------------
                                                                 Three Months Ended March 31,
                                           ---------------------------------------------------------------------
                                                            2005                               2004
                                           ---------------------------------------------------------------------
                                             Average                             Average
                                             Balance      Interest     Rate      Balance      Interest     Rate
----------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) .......   $  304,567    $    2,364    3.15%    $  307,326   $    2,714    3.55%
Tax-exempt investment securities(1) (TE)       41,648           617    6.01%        50,135          774    6.21%
Federal funds sold and interest bearing
  deposits(2) ..........................       29,179           221    3.07%        40,568          113    1.12%
Loans3,4 (TE) ..........................      761,692        11,408    6.07%       686,628       10,053    5.89%
                                           ---------------------------------------------------------------------

        Total interest earning assets
        and interest income (TE) .......   $1,137,086    $   14,610    5.21%    $1,084,657   $   13,654    5.06%
                                           ---------------------------------------------------------------------

Cash and due from banks ................   $   38,699                           $   47,782
Premises and equipment .................       17,079                               17,518
Other assets ...........................       25,307                               21,242
                                           ---------------------------------------------------------------------

        Total assets ...................   $1,218,171                           $1,171,199
                                           =====================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   66,440    $       90    0.55%    $   93,191   $      151    0.65%
Savings ................................      368,260         1,045    1.15%       304,141          638    0.84%
Time deposits ..........................      342,642         2,465    2.92%       347,281        2,413    2.79%
Federal funds purchased, repurchase
  agreements, and notes payable ........      103,396           507    1.99%       107,838          281    1.05%
FHLB advances and other borrowings .....       28,530           386    5.49%        29,966          399    5.36%
                                           ---------------------------------------------------------------------

        Total interest bearing
        liabilities and interest expense   $  909,268    $    4,493    2.00%    $  882,417   $    3,882    1.77%
                                           ---------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  116,182                           $   99,744
Noninterest bearing savings deposits ...       64,894                               66,153
Other liabilities ......................       13,188                                9,824
                                           ---------------------------------------------------------------------

        Total liabilities ..............   $1,103,532                           $1,058,138
Shareholders' equity ...................      114,639                              113,061
                                           ---------------------------------------------------------------------

        Total liabilities and
        shareholders' equity ...........   $1,218,171                           $1,171,199
                                           =====================================================================

Interest spread (average rate earned
  minus average rate paid) (TE) ........                               3.21%                               3.29%
                                           =====================================================================

Net interest income (TE) ...............                 $   10,117                          $    9,772
                                           =====================================================================

Net yield on interest
  earnings assets (TE) .................                               3.61%                               3.62%
                                           =====================================================================

See next page for Notes 1 - 4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

(1)  Investments in debt securities are included at carrying value.

(2) Federal funds sold and interest bearing deposits included approximately $35,000 and $20,000 in 2005 and 2004, respectively, of interest income from third party processing of cashier checks.

(3) Loans are net of allowance for loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

(4) Loan fees of approximately $243,000 and $296,000 in 2005 and 2004, respectively, were included in total loan income.

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

                                                          Analysis of Volume
                                                           and Rate Changes
                                                            (in thousands)
                                                  ---------------------------------
                                                  Three Months Ended March 31, 2005
                                                  ---------------------------------
                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous    Due to     Due to
                                                       Year      Volume      Rate
----------------------------------------------------------------------------------
Interest Income
  Taxable investment securities ..................   $  (350)   $   (26)   $  (324)
  Tax-exempt investment securities (TE) ..........      (157)      (132)       (25)
  Federal funds sold and interest earning deposits       108        (39)       147
  Loans (TE) .....................................     1,355      1,052        303
                                                     -----------------------------
        Total interest income (TE) ...............   $   956    $   855    $   101
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $   346    $    77    $   269
  Time deposits ..................................        52        (37)        89
  Federal funds purchased,
    repurchase agreements and notes payable ......       226        (12)       238
  FHLB advances and other borrowings .............       (13)       (21)         8
                                                     -----------------------------
        Total interest expense ...................   $   611    $     7    $   604
                                                     -----------------------------

Net Interest Income (TE) .........................   $   345    $   848    $  (503)
                                                     =============================

Net interest income on a tax equivalent basis was $345,000, or 3.5%, higher for the first three months of 2005 compared to 2004. Total tax-equivalent interest income was $956,000, or 7.0%, higher in 2005 compared to 2004 and interest expense increased $611,000, or 15.7%. The increase in tax-equivalent interest income was due to both higher volume and rates, while the increase in interest expense was mainly due to higher rates.

The increase in total tax-equivalent interest income was primarily due to an increase in interest income from loans and federal funds sold and interest earning deposits, offset somewhat by decreases in interest income from taxable and tax-exempt investment securities. The increases in interest income from loans was due to increases in both average balances and rates, while the increase in interest income from federal funds sold and interest earning deposits was due to an increase in rates, offset somewhat by a decrease in average balances. The decrease in interest income from taxable and tax-exempt investment securities was due to both lower rates and lower average balances.

The increase in total interest expense was due to increases in interest expense from interest bearing demand and savings deposits, federal funds purchased, repurchase agreements and notes payable, and time deposits, offset slightly by a decrease in interest expense from FHLB advances and other borrowings. Interest expense on interest bearing demand and savings deposits increased due to increases in both rates and average balances. Interest expense on both federal funds purchased, repurchase agreements and notes payable, and time deposits increased due to an increase in rates, offset somewhat by a decrease in average balances. FHLB advances and other borrowings decreased due to lower average balances, offset somewhat by higher rates.

The provision for loan losses recorded was $330,000 during the first three months of both 2005 and 2004. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

The following table quantifies non-interest income and expense for the three months ended March 31, 2005 and 2004:

                                                        Noninterest Income and
                                                     Expense for the Three Months
                                                            Ended March 31,
                                               ---------------------------------------
Noninterest Income (in thousands)               2005      2004     $ change   % change
--------------------------------------------------------------------------------------
Remittance processing (1) ..................   $1,707    $1,892    $ (185)      (9.8%)
Trust and brokerage fees (2) ...............    1,842     1,662       180       10.8%
Service charges on deposit accounts ........      526       579       (53)      (9.2%)
Securities transactions, net (3) ...........      190         8       182     2275.0%
Gain on sales of mortgage loans, net (4) ...      137       203       (66)     (32.5%)
Other (5) ..................................      613       803      (190)     (23.7%)
                                               ---------------------------------------
        Total non-interest income ..........   $5,015    $5,147    $ (132)      (2.6%)
                                               =======================================

Noninterest Expense (in thousands)
--------------------------------------------------------------------------------------
Salaries and employee benefits .............   $4,947    $4,708    $  239        5.1%
Occupancy ..................................      662       645        17        2.6%
Equipment ..................................      606       633       (27)      (4.3%)
Data processing ............................      551       532        19        3.6%
Office supplies ............................      298       305        (7)      (2.3%)
Service charges from correspondent banks (6)      110       225      (115)     (51.1%)
Other (7) ..................................    1,275     1,149       126       11.0%
                                               --------------------------------------
        Total non-interest expense .........   $8,449    $8,197    $  252        3.1%
                                               ======================================

(1) The decrease in remittance processing income was mainly due to a $330,000, or 44.9%, decrease in income from lockbox fees, offset somewhat by a $167,000, or 14.5%, increase in electronic processing income at the
     Company's remittance processing subsidiary, FirsTech. The decrease in lockbox fees was due to the loss of two major accounts in the fourth quarter of 2004. This decrease was somewhat offset by an increase in electronic processing revenue from new and existing Internet Agent customers. These changes in revenue volume continue to demonstrate the Company's shift toward electronic processing from traditional lockbox services.

(2) The increase in trust and brokerage fees was mainly due to a $122,000, or 182.4%, increase in estate fees and a $42,000, or 47.8%, increase in brokerage fee income. The increase in estate fees was primarily due to one estate that began producing revenue during the first quarter of 2005. The increase in brokerage fee income was due to prospecting new customers and the timing of revenue from new customers prospected in prior periods.

(3) The increase in securities transactions, net was the result of a gain on the sale of shares of one common stock in the first quarter of 2005.

(4) The decrease in gains on sales of mortgage loans reflected a $7.085 million, or 42.1%, decrease in funded mortgage loans held-for sale, from $16.834 million in the first quarter of 2004 to $9.749 million in the first quarter of 2005. The volume of funded mortgage loans decreased mainly due to a decline in demand for refinancing.

(5) In 2004, other non-interest income included a gain of $291,000 on the sale of two parking lots.

(6) The decrease in service charges from correspondent banks was primarily due to the loss of two lockbox accounts as described in footnote 1, which resulted in a significant decrease in the number of checks cleared in the first quarter of 2005 compared to the same period in 2004.

(7) Included in other non-interest expense in 2005 compared to 2004 were additional marketing research/agency fees of approximately $98,000 attributable to a re-branding campaign promoting Main Street Bank & Trust after the merger of the Company's bank subsidiaries in November 2004.

Income tax expense increased $25,000, or 1.1%, during the first three months of 2005 compared to the same period in 2004. The effective tax rate increased to 35.9% during the first quarter of 2005 from 35.6% during the first quarter of 2004.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Bank offers a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, commercial real estate, consumer (including automobile loans and personal lines of credit), agricultural, and residential real estate lending; safe deposit and night depository services; purchases of installment obligations from retailers, primarily without recourse; farm management; full service trust department that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, miscellaneous consulting, and brokerage services offered through a third-party arrangement with Raymond James Financial Services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS.

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. During 2004, certain administrative, audit, compliance, accounting, finance, property management, human resources, sales management and marketing, courier, information systems and other support services were performed by the Company. The net expenses of these functions were allocated to the subsidiaries by charging a monthly management fee. Effective January 1, 2005, these functions were moved to the Banking Services Segment. During this process, approximately 77 full time equivalent employees were moved from the Company to the Bank. The net expenses of these functions are allocated to the Company and FirsTech by charging a monthly management fee.

The following table quantifies the Company's business segment information for the three-months ended March 31, 2005 and 2004:

                                  Banking      Remittance
                                  Services      Services     Company     Eliminations     Total
--------------------------------------------------------------------------------------------------
March 31, 2005
  Total interest income .......   $   14,391   $        4   $       24    $      (28)   $   14,391
  Total interest expense ......        4,512           --            9           (28)        4,493
  Provision for loan losses ...          330           --           --            --           330
  Total non-interest income ...        3,340        1,737          202          (264)        5,015
  Total non-interest expense ..        7,285        1,115          313          (264)        8,449
  Income before income tax ....        5,604          626          (96)           --         6,134
  Income tax expense ..........        1,980          264          (43)           --         2,201
  Net income ..................        3,624          362          (53)           --         3,933
  Total assets ................    1,212,406        2,388      118,579      (108,735)    1,224,638
  Depreciation and amortization          467          114           13            --           594

March 31, 2004
  Total interest income .......   $   13,421   $        4   $      (17)   $      (27)   $   13,381
  Total interest expense ......        3,892           --           17           (27)        3,882
  Provision for loan losses ...          330           --           --            --           330
  Total non-interest income ...        3,282        1,912        1,180        (1,227)        5,147
  Total non-interest expense ..        6,576        1,316        1,532        (1,227)        8,197
  Income before income tax ....        5,905          600         (386)           --         6,119
  Income tax expense ..........        2,079          252         (155)           --         2,176
  Net income ..................        3,826          348         (231)           --         3,943
  Total assets ................    1,163,592        3,940      121,659      (106,589)    1,182,602
  Depreciation and amortization          384          149          115            --           648

Emerging Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the U.S. Securities and Exchange Commission (the "SEC") announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company's internal controls over financial reporting.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program (the "Program"), allowing the purchase of up to 500,000 shares of the Company's outstanding common stock. No shares were repurchased during the first quarter of 2005. The maximum number of shares that may yet be purchased under the Program was 389,700 at March 31, 2005.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         10.1 Credit Agreement dated as of March 31, 2005 between JPMorgan Chase Bank, N.A. and Main Street Trust, Inc.

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



Date:  May 9, 2005



By: /s/ David B. White
    ----------------------------------------
    David B. White, Executive Vice President
    and Chief Financial Officer




By: /s/ Van A. Dukeman
    ----------------------------------------
    Van A. Dukeman, President
    and Chief Executive Officer


                                       26
                                       30