Form 10-Q
period 2005-06-30
MAIN STREET TRUST INC
filed 2005-08-10
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of the registrant's common stock, as of August 2, 2005.

Main Street Trust, Inc. Common Stock                                  10,247,675

                                Table of Contents

                                                                            PAGE


(a) PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)                           3

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       13

            Item 3. Quantitative and Qualitative Disclosures about Market
                    Risk                                                      33

            Item 4. Controls and Procedures                                   33


(b) PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            34

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds  34

         Item 3. Defaults Upon Senior Securities                              34

         Item 4. Submission of Matters to a Vote of Security Holders          34

         Item 5. Other Information                                            35

         Item 6. Exhibits                                                     35


SIGNATURES                                                                    36

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004
                  (Unaudited, in thousands, except share data)

                                                                     June 30,     December 31,
                                                                       2005          2004
----------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks ........................................   $    41,019    $    33,133
Federal funds sold and interest bearing deposits ...............        14,854         31,795
                                                                   --------------------------
    Cash and cash equivalents ..................................        55,873         64,928
                                                                   --------------------------
Investments in debt and equity securities:
Available-for-sale, at fair value ..............................       261,146        269,580
Held-to-maturity, at cost (fair value of $79,217 and $81,099
at June 30, 2005 and December 31, 2004, respectively) ..........        79,527         81,164
Non-marketable equity securities ...............................        23,573          7,982
                                                                   --------------------------
     Total investments in debt and equity securities ...........       364,246        358,726
                                                                   --------------------------
Loans, net of allowance for loan losses of $13,628 and $9,650
at June 30, 2005 and December 31, 2004, respectively ...........     1,010,195        761,227
Mortgage loans held for sale ...................................         2,768          1,005
Premises and equipment .........................................        22,579         17,087
Goodwill .......................................................        20,819             --
Core deposit intangibles .......................................         5,004             --
Accrued interest receivable ....................................         8,770          6,570
Other assets ...................................................        25,548         18,575
                                                                   --------------------------
Total assets ...................................................   $ 1,515,802    $ 1,228,118
                                                                   ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Non-interest bearing ...........................................   $   215,072    $   172,908
Interest bearing ...............................................       929,092        801,669
                                                                   --------------------------
     Total deposits ............................................     1,144,164        974,577
                                                                   --------------------------
Federal funds purchased, repurchase agreements and notes payable       121,854         96,900
Federal Home Loan Bank advances and other borrowings ...........        89,077         29,882
Accrued interest payable .......................................         3,471          2,601
Other liabilities ..............................................        14,073         10,183
                                                                   --------------------------
Total liabilities ..............................................     1,372,639      1,114,143
                                                                   --------------------------

Commitments and contingencies (See Note 5)

Shareholders' equity:
Preferred stock, no par value;  2,000,000 shares authorized ....            --             --
Common stock, $0.01 par value; 15,000,000 shares authorized;
 11,219,319 shares issued ......................................           112            112
Paid in capital ................................................        55,189         55,189
Retained earnings ..............................................       115,176        108,071
Accumulated other comprehensive loss ...........................          (956)          (218)
                                                                   --------------------------
                                                                       169,521        163,154
Less: treasury stock, at cost, 943,044 and 1,770,329 shares
at June 30, 2005 and December 31, 2004, respectively ...........       (26,358)       (49,179)
                                                                   --------------------------
Total shareholders' equity .....................................       143,163        113,975
                                                                   --------------------------
Total liabilities and shareholders' equity .....................   $ 1,515,802    $ 1,228,118
                                                                   ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2005 and 2004
                  (Unaudited, in thousands, except share data)

                                                                        2005         2004
--------------------------------------------------------------------------------------------
Interest income:
  Loans and fees on loans ........................................   $   27,318   $   20,064
  Investments in debt and equity securities
    Taxable ......................................................        5,605        5,413
    Tax-exempt ...................................................          786          979
  Federal funds sold and interest bearing deposits ...............          813          188
                                                                     -----------------------
        Total interest income ....................................       34,522       26,644
                                                                     -----------------------

Interest expense:
  Deposits .......................................................        9,003        6,546
  Federal funds purchased, repurchase agreements and notes payable        1,258          557
  Federal Home Loan Bank advances and other borrowings ...........        1,173          797
                                                                     -----------------------
        Total interest expense ...................................       11,434        7,900
                                                                     -----------------------

        Net interest income ......................................       23,088       18,744
Provision for loan losses ........................................          630          660
                                                                     -----------------------
        Net interest income after provision for loan losses ......       22,458       18,084
                                                                     -----------------------

Non-interest income:
  Remittance processing ..........................................        3,403        3,815
  Trust and brokerage fees .......................................        3,652        3,287
  Service charges on deposit accounts ............................        1,309        1,201
  Securities transactions, net ...................................           35            6
  Gain on sales of mortgage loans, net ...........................          397          548
  Other ..........................................................        1,277        1,462
                                                                      ----------------------
        Total non-interest income ................................       10,073       10,319
                                                                      ----------------------

Non-interest expense:
  Salaries and employee benefits .................................       11,228        9,251
  Occupancy ......................................................        1,469        1,283
  Equipment ......................................................        1,281        1,280
  Data processing ................................................        1,103        1,087
  Office supplies ................................................          587          617
  Service charges from correspondent banks .......................          255          458
  Amortization of core deposit intangibles .......................          218           --
  Other ..........................................................        2,862        2,539
                                                                     -----------------------
        Total non-interest expense ...............................       19,003       16,515
                                                                     -----------------------

        Income before income taxes ...............................       13,528       11,888
Income taxes .....................................................        4,868        4,227
                                                                     -----------------------
        Net income ...............................................   $    8,660   $    7,661
                                                                     =======================

Per share data:
  Basic earnings per share .......................................   $     0.88   $     0.81
  Weighted average shares of common stock outstanding ............    9,897,125    9,507,493

  Diluted earnings per share .....................................   $     0.87   $     0.80
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................    9,996,574    9,625,020

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Six Months Ended June 30, 2005 and 2004
                            (Unaudited, in thousands)


                                                           2005           2004
--------------------------------------------------------------------------------

Net income ..........................................    $ 8,660        $ 7,661
                                                         ----------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period, net of tax of ($478) and
      ($1,501), for June 30, 2005 and 2004,
      respectively ..................................       (717)        (2,250)
    Less: reclassification adjustment for gains
      (losses) included in net income, net of
      tax of ($14) and ($2), for June 30, 2005
      and 2004, respectively ........................        (21)            (4)
                                                        ------------------------
  Other comprehensive loss ..........................       (738)        (2,254)
                                                        ------------------------

  Comprehensive income ..............................    $ 7,922        $ 5,407
                                                         =======================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2005 and 2004
                  (Unaudited, in thousands, except share data)

                                                                        2005            2004
-----------------------------------------------------------------------------------------------
Interest income:
  Loans and fees on loans ......................................   $     15,913    $     10,013
  Investments in debt and equity securities
    Taxable ....................................................          3,241           2,699
    Tax-exempt .................................................            385             476
  Federal funds sold and interest bearing deposits .............            592              75
                                                                   ----------------------------
        Total interest income ..................................         20,131          13,263
                                                                   ----------------------------

Interest expense:
  Deposits .....................................................          5,403           3,344
  Federal funds purchased, repurchase agreements
    and notes payable ..........................................            751             276
  Federal Home Loan Bank advances and other borrowings .........            787             398
                                                                   ----------------------------
        Total interest expense .................................          6,941           4,018
                                                                   ----------------------------

        Net interest income ....................................         13,190           9,245
Provision for loan losses ......................................            300             330
                                                                   ----------------------------
        Net interest income after provision for loan losses ....         12,890           8,915
                                                                   ----------------------------

Non-interest income:
  Remittance processing ........................................          1,696           1,923
  Trust and brokerage fees .....................................          1,810           1,625
  Service charges on deposit accounts ..........................            783             622
  Securities transactions, net .................................           (155)             (2)
  Gain on sales of mortgage loans, net .........................            260             345
  Other ........................................................            664             659
                                                                   ----------------------------
        Total non-interest income ..............................          5,058           5,172
                                                                   ----------------------------

Non-interest expense:
  Salaries and employee benefits ...............................          6,281           4,543
  Occupancy ....................................................            807             638
  Equipment ....................................................            675             647
  Data processing ..............................................            552             555
  Office supplies ..............................................            289             312
  Service charges from correspondent banks .....................            145             233
  Amortization of core deposit intangibles .....................            218              --
  Other ........................................................          1,587           1,390
                                                                   ----------------------------
        Total non-interest expense .............................         10,554           8,318
                                                                   ----------------------------

        Income before income taxes .............................          7,394           5,769
Income taxes ...................................................          2,667           2,051
                                                                   ----------------------------
        Net income .............................................   $      4,727    $      3,718
                                                                   ============================

Per share data:
  Basic earnings per share .....................................   $       0.46    $       0.39
  Weighted average shares of common stock outstanding ..........     10,341,054       9,505,500

  Diluted earnings per share ...................................   $       0.45    $       0.39
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ..................................     10,438,479       9,619,707

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended June 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                              2005        2004
--------------------------------------------------------------------------------
Net income ............................................     $ 4,727     $ 3,718
                                                            -------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during period, net of tax of $510 and
      ($1,906) for June 30, 2004 and 2003,
      respectively ....................................         765      (2,859)
    Less: reclassification adjustment for gains
      (losses) included in net income, net of
      tax of $62 and $1, for June 30, 2005 and
      2004, respectively ..............................          93           1
                                                            -------------------
Other comprehensive income (loss) .....................         858      (2,858)
                                                            -------------------

Comprehensive income ..................................     $ 5,585     $   860
                                                            ===================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ending June 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                                              2005        2004
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income ...........................................................   $   8,660    $   7,661
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization ......................................       1,249        1,303
    Amortization of bond discounts and premiums, net ...................         755        1,206
    Amortization of core deposit intangibles ...........................         218           --
    Provision for loan losses ..........................................         630          660
    Securities transactions, net .......................................         (35)          (6)
    Federal Home Loan Bank stock dividend ..............................        (338)        (126)
    Undistributed gain from non-marketable equity securities ...........        (540)         (10)
    Gain on sales of mortgage loans, net ...............................        (397)        (548)
    Gain on disposal of premises and equipment .........................           8         (292)
    Proceeds from sales of mortgage loans originated for sale ..........      29,077       43,988
    Mortgage loans originated for sale .................................     (30,161)     (43,698)
    Other, net .........................................................        (878)      (2,293)
                                                                           ----------------------
        Net cash provided by operating activities ......................       8,248        7,845
                                                                           ----------------------

Cash flows from investing activities:
  Net increase in loans ................................................     (21,484)     (41,018)
  Proceeds from maturities and calls of investments in debt
    securities:
    Held-to-maturity ...................................................       5,352        7,755
    Available-for-sale .................................................      44,175      104,120
  Proceeds from sales of investments:
    Available-for-sale .................................................      47,892           88
  Purchases of investments in debt and equity securities:
    Held-to-maturity ...................................................      (7,779)     (45,624)
    Available-for-sale .................................................     (68,532)    (120,829)
    Other equity securities ............................................        (310)        (125)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ...................................................       3,677       30,331
    Available-for-sale .................................................       7,353        4,558
  Return of principal on other equity securities .......................       1,800          258
  Purchases of premises and equipment ..................................        (757)        (978)
  Proceeds from sales of premises and equipment ........................           1          623
  Acquisition of Citizens First Financial Corporation, net of cash .....      (6,385)          --
                                                                          -----------------------
        Net cash provided by (used in) investing activities ............       5,003      (60,841)
                                                                          -----------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits ..................................     (62,502)      60,952
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ...........................      24,954      (20,854)
    Advances from Federal Home Loan Bank and other borrowings ..........      31,000           --
  Payments on Federal Home Loan Bank and other borrowings ..............      (9,404)         (60)
  Cash dividends paid ..................................................      (4,160)      (3,998)
  MSTI stock transactions, net .........................................      (2,194)      (1,100)
                                                                           ----------------------
        Net cash provided by (used in) financing activities ............     (22,306)      34,940
                                                                           ----------------------
        Net decrease in cash and cash equivalents ......................      (9,055)     (18,056)
Cash and cash equivalents at beginning of year .........................      64,928       75,903
                                                                           ----------------------
Cash and cash equivalents at end of period .............................   $  55,873    $  57,847
                                                                           ======================

See notes to unaudited consolidated financial statements.

Supplemental disclosures of cash flow information:

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ending June 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                              2005        2004
--------------------------------------------------------------------------------
Cash paid during the year for:
  Interest .............................................   $  10,756   $   5,782
  Income taxes .........................................       4,570       4,775
  Real estate acquired through or in lieu of foreclosure          --          --
Dividends declared not paid ............................       2,262       1,989


Acquisition of Citizens First Financial Corporation:
  Stock issued .........................................      27,804
  Cash paid ............................................      28,416
  Capitalized expenses .................................         621
                                                           ---------
        Total cost of acquisition ......................      56,841
                                                           =========

Assets acquired:
  Cash and due from banks ..............................       6,022
  Federal funds sold and interest bearing deposits .....      16,630
                                                           ---------
        Cash and cash equivalents ......................      22,652

Investment in debt and equity securities:
  Available-for-sale, at fair value ....................      23,865
  Non-marketable equity securities .....................      16,374
Loans, net of allowance for loan losses ................     228,114
Mortgage loans held for sale ...........................         282
Premises and equipment .................................       5,993
Accrued interest receivable ............................       1,571
Goodwill ...............................................      20,819
Core deposit intangibles ...............................       5,222
Other assets ...........................................       6,281
Liabilities assumed:
Deposits ...............................................    (232,089)
Federal Home Loan Bank advances and other borrowings ...     (37,599)
Accrued interest payable ...............................        (193)
Other liabilities ......................................      (4,451)
                                                           ---------
Net assets acquired: ...................................      56,841
                                                           =========

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc., have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2004, and schedules in the Main Street Trust, Inc.'s Form 10-K filed on March 15, 2005.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments, outside of those related to the business combination discussed in Note 2, are of a normal recurring nature.

Results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for the year ended December 31, 2005.

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


Note 2. Company Information/Business Combination

Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust, Citizens Savings Bank, and FirsTech, Inc. On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

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

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. The transaction has been accounted for as a purchase and the results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company plans to merge Citizens Savings Bank into Main Street Bank & Trust during the fourth quarter of this year. The purchase price of approximately $56.841 million was allocated based upon the fair value of the assets and liabilities acquired. The Citizens excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature, to the extent that supportable documentation was available at June 30, 2005. Such amounts are subject to minor adjustments in the near term as additional analysis is performed or obtained from third party sources. $5.222 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of six years.

Pro forma unaudited operating results for the six months ended June 30, 2005 and 2004, giving effect to the Citizens acquisition as if it had occurred as of January 1, 2004 are as follows:

                                                        2005               2004
--------------------------------------------------------------------------------
                                                        (in thousands, except
                                                            per share data)

Interest Income ..........................            $38,690            $36,012
Interest Expense .........................             13,029             11,651
Net Income ...............................              8,649              8,893
Basic EPS ................................               0.87               0.85
Diluted EPS ..............................               0.87               0.85

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition. In addition, 2005 merger related expenses were reallocated to a period prior to the pro forma dates presented. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2004 or of future results of operations of the consolidated entities.

Note 3. Income per Share

Net income per common share has been computed as follows:

                                                   Six Months Ended           Three Months Ended
                                                       June 30,                    June 30,
                                               -----------------------------------------------------
                                                  2005           2004         2005          2004
----------------------------------------------------------------------------------------------------
Net Income .................................   $ 8,660,000   $ 7,661,000   $ 4,727,000   $ 3,718,000
                                               =====================================================
Shares:
  Weighted average common shares outstanding     9,897,125     9,507,493    10,341,054     9,505,500
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ..............        99,449       117,527        97,425       114,207
                                               -----------------------------------------------------
  Weighted average common shares oustanding,
    as adjusted ............................     9,996,574     9,625,020    10,438,479     9,619,707
                                               =====================================================
Basic earnings per share ...................   $      0.88   $      0.81   $      0.46   $      0.39
                                               =====================================================
Diluted earnings per share .................   $      0.87   $      0.80   $      0.45   $      0.39
                                               =====================================================

Note 4: Stock Option Plans

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

                                                     Six Months Ended          Three Months Ended
                                                   ------------------------------------------------
                                                           June 30,                  June 30,
                                                      2005         2004         2005         2004
---------------------------------------------------------------------------------------------------
Net income on common stock:
  As reported ..................................   $   8,660    $   7,661    $   4,727    $   3,718
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........        (182)        (195)         (91)        (100)
                                                   ------------------------------------------------
        Pro forma ..............................   $   8,478    $   7,466    $   4,636    $   3,618
                                                   ================================================
Basic earnings per share:
  As reported ..................................   $    0.88    $    0.81    $    0.46    $    0.39
  Pro forma ....................................        0.86         0.79         0.45         0.38
Diluted earnings per share:
  As reported ..................................   $    0.87    $    0.80    $    0.45    $    0.39
  Pro forma ....................................        0.85         0.78         0.44         0.38

The fair value of the stock options granted has been estimated using the Black-Scholes option - pricing model with the following weighted average assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.

                                                       Six Months Ended
                                                            June 30,
                                               ---------------------------------
                                                   2005                    2004
--------------------------------------------------------------------------------

Number of options granted ..............          137,500                140,500
Risk-free interest rate ................       3.83% - 4.08%               3.94%
Expected life, in years ................        7.00 - 8.00                 8.00
Expected volatility ....................      15.05% - 15.42%             15.95%
Expected dividend yield ................       2.97% - 3.06%               2.75%


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

The following table summarizes these financial instruments and commitments (in thousands) at June 30, 2005 and 2004:

                                                                 June 30,
                                                           ---------------------
                                                             2005        2004
--------------------------------------------------------------------------------

Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $262,305     $221,953
  Standby letters of credit ..........................       27,830       21,076

The acquisition of Citizens resulted in an additional $23.587 million in commitments and $678,000 in additional standby letters of credit at June 30, 2005.

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments is $2.705 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At June 30, 2005 and 2004, no amounts had been recorded as liabilities for the Banks' potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition

Assets and Liabilities

Total assets increased $287.684 million, or 23.4%, to $1.516 billion at June 30, 2005 compared to $1.228 billion at December 31, 2004. Increases in loans, goodwill, non-marketable equity securities, cash and due from banks, other assets, premises and equipment, core deposit intangibles, accrued interest receivable and mortgage loans held for sale were partially offset by decreases in federal funds sold and interest bearing deposits, investments in debt and equity securities available for sale and investments in debt and equity securities held to maturity. Of the increase in total assets, $331.173 million was attributable to the acquisition of Citizens on April 1, 2005.

Cash and due from banks increased $7.886 million, or 23.8%, to $41.019 million at June 30, 2005 compared to $33.133 million at December 31, 2004. The Citizens acquisition contributed $6.022 million to the increase in cash and due from banks.

Federal funds sold and interest bearing deposits decreased $16.941 million, or 53.3%, to $14.854 million at June 30, 2005 compared to $31.795 million at December 31, 2004. The Citizens acquisition contributed $16.630 million. Available funds plus $10 million of outside borrowings were used to fund the cash portion of the acquisition. Federal funds sold and interest bearing
deposits   fluctuate   with  loan   demand,   deposit   volume  and   investment
opportunities.

Total investments in debt and equity securities increased $5.520 million, or 1.5%, to $364.246 million at June 30, 2005 compared to $358.726 million at December 31, 2004. This was primarily due to an increase in non-marketable equity securities of $15.591 million, or 195.3%. The increase included $16.374 million of FHLB Stock owned by Citizens on April 1, 2005. Somewhat offsetting this increase were decreases in investments in securities available for sale of $8.434 million, or 3.1%, and investments in securities held to maturity of $1.637 million, or 2.0%. The Citizens acquisition contributed $23.865 million of investments in securities available for sale. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $248.968 million, or 32.7%, to $1.010 billion at June 30, 2005 from $761.227 million at December 31, 2004. The Citizens acquisition contributed $228.114 million to the increase in loans.

Mortgage loans held for sale increased $1.763 million, or 175.4%, to $2.768 million at June 30, 2005 compared to $1.005 million at December 31, 2004. The Citizens acquisition contributed $282,000 to the increase.

Premises and equipment increased $5.492 million, or 32.1%, from $17.087 million at December 31, 2004 to $22.579 million at June 30, 2005. The increase included $5.993 million from the Citizens acquisition, in addition to purchases of $757,000 offset somewhat by depreciation and amortization expense of $1.249 million, loss on disposal of property of $8,000 and proceeds from sale of property of $1,000.

Total liabilities increased $258.496 million, or 23.2%, to $1.373 billion at June 30, 2005 from $1.114 billion at December 31, 2004. There were increases in all categories of liabilities as the acquisition of Citizens contributed $274.331 million to total liabilities.

Total deposits increased $169.587 million, or 17.4%, to $1.144 billion at June 30, 2005 from $974.577 million at December 31, 2004. Interest bearing deposits increased $127.423 million, or 15.9%, to $929.092 million at June 30, 2005 from $801.669 million at December 31, 2004. Non-interest bearing deposits increased $42.164 million, or 24.4%, to $215.072 million at June 30, 2005 from $172.908 million at December 31, 2004. At the time of the acquisition, Citizens added $203.593 million of interest bearing deposits and $28.496 million of non-interest bearing deposits. The Company expected interest bearing deposits to decrease during the first quarter of 2005 due to an outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004.

Federal funds purchased, repurchase agreements and notes payable increased $24.954 million, or 25.8%, to $121.854 million at June 30, 2005 compared to $96.900 million at December 31, 2004. Included in this change were increases of $20.925 million in federal funds purchased and $4.029 million in repurchase agreements.

Federal Home Loan Bank advances and other borrowings increased $59.195 million, or 198.1%, to $89.077 million at June 30, 2005 compared to $29.882 million at December 31, 2004. The increase included $37.599 million from the acquisition of Citizens and an additional $20 million of FHLB Borrowings by Main Street Bank & Trust which was subsequently repaid in July 2005. Of the $10 million borrowed for the acquisition of Citizens, $4 million was repaid. In addition, the Company increased other borrowings to meet working capital needs during the quarter.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for June 30, 2005 and December 31, 2004:

                   Carrying Value of Securities(1)
                            (in thousands)

                                                         June 30,   December 31,
                                                          2005         2004
--------------------------------------------------------------------------------
Available-for-sale:
  Federal agencies ................................     $213,799     $218,994
  Mortgage-backed securities ......................       29,566       27,713
  State and municipal .............................       14,669       16,715
  Marketable equity securities ....................        3,112        6,158
                                                        ---------------------
        Total available-for-sale ..................     $261,146     $269,580
                                                        =====================
Held-to-maturity:
  Federal agencies ................................     $ 38,782     $ 40,931
  Mortgage-backed securities ......................       15,692       14,992
  State and municipal .............................       25,053       25,241
                                                        ---------------------
        Total held-to-maturity ....................     $ 79,527     $ 81,164
                                                        =====================
Non-marketable equity securities:
  Federal Home Loan Bank stock ....................     $ 20,991     $  4,279
  Other equity investments ........................        2,582        3,703
                                                        ---------------------
        Total non-marketable equity securities ....     $ 23,573     $  7,982
                                                        =====================

        Total investment securities ...............     $364,246     $358,726
                                                        =====================

(1)  Investment  securities   available-for-sale  are  carried  at  fair  value.
     Investment securities held-to-maturity are carried at amortized cost.

The following table shows the maturities and weighted-average yields of investment securities at June 30, 2005. All securities are shown at their contractual maturity.

                                                   Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           June 30, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                              1 year             1 to 5            5 to 10           Over 10
                                             or less             years              years             years               Total
                                         ---------------    ---------------    ---------------    --------------    ----------------
                                          Amount    Rate     Amount    Rate     Amount    Rate    Amount    Rate     Amount    Rate
------------------------------------------------------------------------------------------------------------------------------------
Securities available-
  for-sale:
  Federal agencies ....................  $ 76,496   3.03%   $119,524   2.95%   $ 17,779   4.28%   $   --      --    $213,799   3.09%
  Mortgage-backed
    securities(1) .....................  $ 20,870   3.96%   $  8,367   4.86%   $    296   7.08%   $   33    4.54%   $ 29,566   4.25%
    State and municipal (TE)(2) .......  $  1,776   6.33%   $  8,673   5.67%   $  3,734   7.68%   $  486    7.76%   $ 14,669   6.33%
  Marketable equity
    securities(3) .....................  $     --     --    $     --     --    $     --     --    $   --      --    $  3,112     --
                                         -------------------------------------------------------------------------------------------
        Total .........................  $ 99,142           $136,564           $ 21,809           $  519            $261,146
                                         -------------------------------------------------------------------------------------------
Average Yield .........................             3.28%              3.24%              4.90%             7.56%              3.41%
                                         ===========================================================================================

Securities held-
  to-maturity:
  Federal agencies ....................  $  9,015   2.33%   $ 24,742   3.10%   $ 5,025    3.88%   $   --      --    $ 38,782   3.02%
  Mortgage-backed
    securities(1) .....................  $  9,500   3.46%   $  5,554   3.45%   $    36    3.34%   $  602    5.45%   $ 15,692   3.53%
  State and municipal (TE)(2) .........  $  7,828   5.21%   $ 16,840   5.61%   $   180    7.07%   $  205    7.95%   $ 25,053   5.52%
                                         -------------------------------------------------------------------------------------------
        Total .........................  $ 26,343           $ 47,136           $ 5,241            $  807            $ 79,527
                                         ===========================================================================================

Average Yield (TE)(2) .................             3.60%              4.03%              3.99%             6.09%              3.91%
                                         ===========================================================================================

Non-marketable equity securities(3):
  Federal Home Loan Bank stock ........  $     --     --    $     --     --    $     --     --      $   --    --    $ 20,991     --
  Other equity investments ............  $     --     --    $     --     --    $     --     --      $   --    --    $  2,582     --
                                         -------------------------------------------------------------------------------------------
        Total .........................  $     --     --    $     --     --    $     --     --      $   --    --    $ 23,573     --
                                         ===========================================================================================

(1) Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal prepayments prior to maturity.

(2) The average yield has been tax equivalized (TE) on state and municipal tax-exempt securities.

(3) Due to the nature of these securities, they do not have a stated maturity date or rate.

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

                                    Continuous unrealized
                                       losses existing      Continuous unrealized
                                           for less            losses existing
                                        than 12 months      greater than 12 months      Total
                                    ----------------------  ---------------------- --------------------
                                      Fair      Unrealized   Fair      Unrealized   Fair     Unrealized
                                      Value       Losses     Value       Losses     Value      Losses
-------------------------------------------------------------------------------------------------------
Available-for-Sale:
  Federal agencies ...............   $ 46,543   $   (317)   $127,081   $ (2,171)   $173,624   $ (2,488)
  Mortgage-backed securities .....     12,081        (45)      9,207       (191)     21,288       (236)
  State and municipal ............      3,544        (47)       --         --         3,544        (47)
                                     -----------------------------------------------------------------
        Subtotal, debt securities    $ 62,168   $   (409)   $136,288   $ (2,362)   $198,456   $ (2,771)
Other equity securities ..........        403        (61)        562       (351)        965       (412)
                                     -----------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 62,571   $   (470)   $136,850   $ (2,713)   $199,421   $ (3,183)
                                     =================================================================

Held-to-Maturity:
  Federal agencies ...............   $  1,084   $    (10)   $ 36,592   $   (596)   $ 37,676   $   (606)
  Mortgage-backed securities .....      1,691        (23)      9,592       (100)     11,283       (123)
  State and municipal ............      7,010        (35)      1,356        (10)      8,366        (45)
                                     -----------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $  9,785   $    (68)   $ 47,540   $   (706)   $ 57,325   $   (774)
                                     =================================================================

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

The $2.713 million continuous unrealized loss greater than 12 months on available for sale securities was made up of twenty-nine debt securities and seven other securities which are common stocks and is believed to be a temporary loss. Common stocks represented $351,000 of the continuous unrealized loss on available-for-sale securities, which was a decrease of $398,000 from the loss on common stocks of $749,000 on December 31, 2004. Management believes the market value of these securities will continue to improve as the economy continues to recover. The $706,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of twenty-one debt securities and is believed to be a temporary loss. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary.

Loans

The following table presents the amounts and percentages of loans at June 30, 2005 and December 31, 2004 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                              (dollars in thousands)
------------------------------------------------------------------------------------------
                                              June 30, 2005           December 30, 2004
                                         -------------------------------------------------
                                           Amount     Percentage     Amount     Percentage
------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $  355,423      34.72%     $314,657      40.82%
Real Estate - Commercial .............      433,860      42.38%      309,830      40.19%
Real Estate - Residential ............      146,041      14.26%       62,464       8.10%
Installment and consumer .............       88,499       8.64%       83,926      10.89%
                                         -----------------------------------------------
        Total loans ..................   $1,023,823     100.00%     $770,877     100.00%
                                         ===============================================

The shift in the loan mix from December 31, 2004 to June 30, 2005 was primarily attributable to the acquisition of Citizens.

The balance of loans outstanding as of June 30, 2005 by maturity is shown in the following table:

                                 Maturity of Loans Outstanding
                                     (dollars in thousands)
----------------------------------------------------------------------------------------------
                                                              June 30, 2005
----------------------------------------------------------------------------------------------
                                            1 year       1 to 5         Over 5
                                           or less        years         years        Total
---------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $  192,994    $  105,467    $   56,962    $  355,423
Real Estate - Commercial .............      100,106       169,842       163,912    $  433,860
Real Estate - Residential ............       38,727        51,681        55,633    $  146,041
Installment and consumer .............       14,450        50,112        23,937    $   88,499
                                         ----------------------------------------------------
        Total ........................   $  346,277    $  377,102    $  300,444    $1,023,823
                                         ====================================================
Percentage of total loans outstanding        33.82%        36.83%        29.35%       100.00%
                                         ====================================================

Capital

Total shareholders' equity increased $29.188 million from December 31, 2004 to June 30, 2005. Treasury stock transactions were $25.610 million primarily due to the issuance of treasury stock for the acquisition of Citizens, offset somewhat by the purchase of stock under the Company's stock repurchase plan. The change in shareholders' equity is summarized as follows:

                     Shareholders' Equity (in thousands)
--------------------------------------------------------------------------------

Shareholders' equity, December 31, 2004 ....................          $ 113,975
  Net income ...............................................              8,660
  Treasury stock transactions, net .........................             25,610
  Cash dividends declared ..................................             (4,344)
  Other comprehensive income ...............................               (738)
                                                                      ---------
Shareholders' equity, June 30, 2005 ........................          $ 143,163
                                                                      =========

On June 21, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of the Company's common stock. The dividend of $2.262 million was paid on July 22, 2005 to holders of record on July 8, 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories.

The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                        To be well
                                                     For capital     capitalized under
                                                      adequacy       prompt corrective
                                     Actual           purposes:      action provisions:
                                -------------------------------------------------------
                                Amount    Ratio    Amount    Ratio    Amount      Ratio
---------------------------------------------------------------------------------------
As of June 30, 2005:
  Total capital
   (to risk-weighted assets)
   Consolidated .............  $133,832   11.9%    $90,129    8.0%        N/A
   Main Street Bank & Trust .  $ 95,044   10.4%    $73,461    8.0%    $91,826     10.0%
   Citizens Savings Bank ....  $ 32,825   16.9%    $15,561    8.0%    $28,652     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ............  $120,032   10.7%    $45,065    4.0%        N/A
    Main Street Bank & Trust   $ 84,753    9.2%    $36,730    4.0%    $55,095      6.0%
    Citizens Savings Bank ...  $ 30,381   15.6%    $ 7,780    4.0%    $11,671      6.0%
  Tier I capital
    (to average assets)
    Consolidated ............  $120,032    7.9%    $60,910    4.0%        N/A
    Main Street Bank & Trust   $ 84,753    7.0%    $48,726    4.0%    $60,907      5.0%
    Citizens Savings Bank ...  $ 30,381   10.6%    $11,461    4.0%    $14,326      5.0%

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

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2005:

                      Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                         (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                1-30         31-90       91-180        181-365        Over
                                                Days          Days        Days           Days        1 year       Total
--------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ............   $   14,854   $       --   $       --    $       --    $       --   $   14,854
  Debt and equity securities (1) .........       32,203       24,400       31,448        44,520       231,675      364,246
  Loans (2) ..............................      373,579       55,945       58,598        91,600       446,869    1,026,591
                                             -----------------------------------------------------------------------------
        Total earning assets .............   $  420,636   $   80,345   $   90,046    $  136,120    $  678,544   $1,405,691
                                             -----------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ......................   $   34,303   $    1,836   $    2,754    $    5,506    $  209,302   $  253,701
  Money market savings
    deposits .............................      204,167           --           --            --            --      204,167
  Time deposits ..........................       25,477       65,043       97,475       120,666       162,563      471,224
  Federal funds purchased,
    repurchase agreements,
    and notes payable ....................       99,394        3,019        4,548        14,893            --      121,854
  FHLB advances and
    other borrowings .....................       32,000       10,075        2,075        18,219        26,708       89,077
                                             ----------------------------------------------------------------------------
        Total interest bearing liabilities   $  395,341   $   79,973   $  106,852    $  159,284    $  398,573   $1,140,023
                                             -----------------------------------------------------------------------------
Net asset (liability) funding gap ........       25,295          372      (16,806)      (23,164)      279,971      265,668
                                             -----------------------------------------------------------------------------
Repricing gap ............................         1.06         1.00         0.84          0.85          1.70         1.23
Cumulative repricing gap .................         1.06         1.05         1.02          0.98          1.23         1.23
                                             -----------------------------------------------------------------------------

(1)  Debt  and  equity   securities   include   securities   available-for-sale,
     securities held-to-maturity, non-marketable equity securities.

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

                                   1-30 Days   31-90 Days   91-180 Days   181-365 Days   Over 1 Year
----------------------------------------------------------------------------------------------------
Savings and interest-bearing
  demand deposits .............      0.45%       0.85%        1.25%           2.45%         95.00%

Source:  ALCO Policy

At June 30, 2005, the Company was slightly asset sensitive in the 1-30 days category as well as the 1-90 day category. As such, the effect of a decrease in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would decrease annualized net interest income by approximately $253,000 in the 1-30 days category and $257,000 in the 1-90 days category assuming no management intervention. An increase in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of June 30, 2005, the Company's RSA/RSL was 0.98, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at June 30, 2005, the Company had a $15 million unsecured line of credit with a correspondent bank, of which $1 million was outstanding and due in 2006. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

The following table shows projected results at June 30, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                                      Basis Point Change
                                               ---------------------------------
                                                +200    +100    -100      -200
--------------------------------------------------------------------------------

June 30, 2005 ...............................   10.8%   5.5%    (5.4%)   (10.9%)
December 31, 2004 ...........................   10.3%   5.1%    (5.1%)   (10.3%)

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

Liquidity and Cash Flows

The Company was able to meet liquidity needs during the first six months of 2005. A review of the consolidated statement of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $9.055 million from December 31, 2004 to June 30, 2005.

In general, funds provided by customer deposits, federal funds purchased, repurchase agreements and notes payable, and maturities, calls and paydowns of investment securities are used to fund loans and purchase investment securities. Available funds are used to fund demand for loans that meet the Company's credit quality guidelines, with the remaining funds used to purchase investment securities and/or federal funds sold.

The decrease in cash and cash equivalents came from cash used in financing activities, offset somewhat by cash provided by operating and investing activities. There were differences in sources and uses of cash during the first six months of 2005 compared to the first six months of 2004. Cash used by financing activities during the first six months of 2005 was $22.306 million compared to cash provided of $34.940 million during the same period in 2004, primarily due to a decrease in deposits at the Company's Main Street Bank & Trust subsidiary during the first six months of 2005 compared to an increase during the same period in 2004. The Company expected deposits to decrease during the first half of 2005 due to an anticipated outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004. Cash provided by advances from Federal Home Loan Bank and other borrowings of $31.000 million during the first half of 2005 was used mainly as a source of working capital ($20 million of which was repaid in July 2005) compared to none in 2004. Also, cash provided by federal funds purchased, repurchase agreements and notes payable was $24.954 million during the first six months of 2005, mainly as a result of an increase in federal funds purchased, compared to cash used of $20.854 million in the same period in 2004, as a result of a decrease in repurchase agreements. Cash provided by investing activities during the first six months of 2005 was $5.003 million compared to cash used of $60.841 million during the same period in 2004. In 2005, proceeds of $110.249 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of equity on other equity securities were offset somewhat by cash used to purchase debt and equity securities of $76.621 million. In 2004, purchases of debt and equity securities were $166.578 million compared to proceeds of $147.110 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. Also contributing to the difference in investing activities was the difference in loan growth during these two periods. Cash used to fund loan growth during the first half of 2005 was $21.484 million compared to $41.018 million during the same period in 2004. In addition, $6.385 million was used to fund the acquisition of Citizens in 2005. Cash was provided by operating activities in both the first half of 2005 and 2004.

On April 1, 2005, the Company borrowed $6 million, to be repaid within 3 years, to fund a portion of the Citizens acquisition cost. In addition, the Company negotiated an increase of its $10 million line of credit from a third party lender to $15 million and immediately advanced $4 million. As of June 30, 2005, the Company had $1 million outstanding on its $15 million line of credit which is due in 2006. The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's remaining $14 million line of credit from a third party lender, FHLB borrowings and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that it has one critical accounting policy, allowance for loan losses that is subject to estimates and judgements used in the preparation of its consolidated financial statements.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $13.628 million at June 30, 2005 compared to $9.650 million at December 31, 2004. Of this increase, $3.434 million was attributable to the acquisition of Citizens. Net charge-offs were $86,000 and provisions totaled $630,000 during the first six months of 2005. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.33% at June 30, 2005, compared to 1.25% at December 31, 2004. Gross loans, including loans held-for-sale, increased 33.1% to $1.027 billion at June 30, 2005 from $771.882 million at December 31, 2004. Of this increase, $231.904 million was attributable to the acquisition of Citizens.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 360.1% at June 30, 2005 compared to 431.6% at December 31, 2004. Nonperforming loans increased from $2.236 million at December 31, 2004 to $3.784 million at June 30, 2005. The $1.548 million increase in nonperforming loans during the first six months of 2005 resulted from a $757,000 increase in nonaccrual loans and an increase of $791,000 in loans past due 90 days or more. Of these increases, the acquisition of Citizens resulted in an additional $455,000 in nonaccrual loans and an additional $63,000 in loans past due 90 days or more. There was also a $512,000 Main Street Bank & Trust commercial real estate loan which was 90 days past due by maturity that was paid off subsequent to the end of the quarter. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                             Allowance for Loan Losses
                                (dollars in thousands)
------------------------------------------------------------------------------------------
                                                                            June 30,
                                                                     ---------------------
                                                                       2005         2004
------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year ...................   $  9,650     $  9,786
Allocation for loan losses attributable to acquisition of Citizens      3,434           --
                                                                     ---------------------
Charge-offs during period:
  Commercial, financial and agricultural .........................   $     --     $     --
  Commercial Real Estate .........................................         --           --
  Residential real estate ........................................         (5)          --
  Installment and consumer .......................................       (276)        (603)
                                                                     ---------------------
        Total ....................................................   $   (281)    $   (603)
                                                                     ---------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural .........................   $     16     $    119
  Commercial Real Estate .........................................          5           --
  Residential real estate ........................................         --           15
  Installment and consumer .......................................        174          107
                                                                     ---------------------
        Total ....................................................   $    195     $    241
                                                                     ---------------------
        Net (charge-offs) recoveries .............................   $    (86)    $   (362)
Provision for loan losses ........................................        630          660
                                                                     ---------------------
Allowance for loan losses at end of quarter ......................   $ 13,628     $ 10,084
                                                                     =====================
Ratio of net charge-offs to
  average net loans ..............................................      (0.01)%    (0.05)%
                                                                     =====================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)
--------------------------------------------------------------------------------
                                                          June 30,  December 31,
                                                           2005          2004
--------------------------------------------------------------------------------

Allocated:
  Commercial, financial and agricultural ...........      $ 5,784       $ 5,289
  Commercial Real Estate ...........................        5,434         1,637
  Residential real estate ..........................          458           198
  Installment and consumer .........................        1,542         1,605
                                                          ---------------------
        Total allocated allowance ..................      $13,218       $ 8,729
Unallocated allowances .............................          410           921
                                                          ---------------------
        Total ......................................      $13,628       $ 9,650
                                                          =====================

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

                   Nonperforming Loans (dollars in thousands)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                          2005         2004
--------------------------------------------------------------------------------

Nonaccrual loans(1) ..............................       $2,446       $1,689
                                                         =======================
Loans past due 90 days or more ...................       $1,338       $  547
                                                         =======================
Restructured loans ...............................       $  414       $  497
                                                         =======================

(1)  Includes  $945,000  at June 30, 2005 and  $509,000 at December  31, 2004 of
     real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan " (SFAS 114).


                Other Nonperforming Assets (dollars in thousands)
--------------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                          2005          2004
--------------------------------------------------------------------------------

Other real estate owned ..................                $ 41         $   --
                                                        ========================
Nonperforming other assets ...............                $126         $   33
                                                        ========================

                              Results of Operations

Results of Operations for the Six Months Ended June 30, 2005

Net income for the first six months of 2005 was $8.660 million, a $999,000, or 13.0%, increase from $7.661 million for the same period in 2004. This increase included $704,000 of net income generated by Citizens since the acquisition. Basic earnings per share increased $0.07, or 8.6%, to $0.88 per share in the first half of 2005 from $0.81 per share in the first half of 2004. Diluted earnings per share increased $0.07, or 8.8%, to $0.87 per share in the first half of 2005 from $0.80 per share in the first half of 2004.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                             Consolidated Average Balance Sheet and Interest Rates
                                             (dollars in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                   Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                            2005                                  2004
----------------------------------------------------------------------------------------------------------------------
                                             Average                                Average
                                             Balance      Interest        Rate      Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) .......   $  289,578    $    5,605       3.90%    $  324,597   $    5,413      3.35%
Tax-exempt investment securities(1) (TE)       40,785         1,209       5.98%        48,961        1,506      6.19%
Federal funds sold and interest bearing
  deposits(2) ..........................       42,897           813       3.82%        32,514          188      1.16%
Loans3,4 (TE) ..........................      880,805        27,324       6.26%       692,128       20,070      5.83%
                                           --------------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,254,065    $   34,951       5.62%    $1,098,200   $   27,177      4.98%
                                           --------------------------------------------------------------------------

Cash and due from banks ................   $   41,612                             $   46,099
Premises and equipment .................       19,786                                 17,303
Other assets ...........................       68,383                                 22,669
                                           --------------------------------------------------------------------------

        Total assets ...................   $1,383,846                             $1,184,271
                                           ==========================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   75,350    $      205       0.55%    $   92,887   $      305      0.66%
Savings ................................      400,563         2,740       1.38%       319,950        1,400      0.88%
Time deposits ..........................      407,558         6,058       3.00%       350,878        4,841      2.77%
Federal funds purchased, repurchase
  agreements, and notes payable ........      111,681         1,258       2.27%       101,897          557      1.10%
FHLB advances and other borrowings .....       50,024         1,173       4.73%        29,948          797      5.35%
                                           --------------------------------------------------------------------------

        Total interest bearing
        liabilities and interest expense   $1,045,176    $   11,434       2.21%$      895,560   $    7,900      1.77%
                                           --------------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  127,609                             $  100,166
Noninterest bearing savings deposits ...       68,181                                 65,619
Other liabilities ......................       13,694                                  9,991
                                           --------------------------------------------------------------------------
        Total liabilities ..............   $1,254,660                             $1,071,336
Shareholders' equity ...................      129,186                                112,935
                                           --------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,383,846                             $1,184,271
                                           ==========================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                                  3.41%                                 3.21%
                                           ==========================================================================

Net interest income (TE) ...............                 $   23,517                             $   19,277
                                           ==========================================================================

Net yield on interest
  earnings assets (TE) .................                                  3.78%                                 3.53%
                                           ==========================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

(1)  Investments in debt securities are included at carrying value.
(2) Federal funds sold and interest bearing deposits included approximately $83,000 in 2005 and $30,000 in 2004 of interest income from third party processing of cashier checks.
(3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.
(4) Loan fees of approximately $661,000 and $699,000 in 2005 and 2004, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)
----------------------------------------------------------------------------------
                         Six Months Ended June 30, 2005
----------------------------------------------------------------------------------
                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to      Due to
                                                       Year     Volume       Rate
----------------------------------------------------------------------------------
Interest Income
  Taxable investment securities ..................   $   192    $(1,340)   $ 1,532
  Tax-exempt investment securities (TE) ..........      (297)      (247)       (50)
  Federal funds sold and interest bearing deposits       625         77        548
  Loans (TE) .....................................     7,254      5,725      1,529
                                                     -----------------------------

        Total interest income (TE) ...............   $ 7,774    $ 4,215    $ 3,559
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $ 1,240    $   289    $   951
  Time deposits ..................................     1,217        813        404
  Federal funds purchased,
    repurchase agreements and notes payable ......       701         58        643
  FHLB advances and other borrowings .............       376        639       (263)
                                                     -----------------------------

        Total interest expense ...................   $ 3,534    $ 1,799    $ 1,735
                                                     -----------------------------

Net Interest Income (TE) .........................   $ 4,240    $ 2,416    $ 1,824
                                                     =============================

Net interest income on a tax equivalent basis was $4.240 million, or 22.0%, higher for the first six months of 2005 compared to the same period of 2004. Total tax-equivalent interest income was $7.774 million, or 28.6%, higher in 2005 compared to 2004, and interest expense increased $3.534 million, or 44.7%. The increase in tax-equivalent interest income and interest expense was due to increases in average volume and higher rates.

The increase in total tax-equivalent interest income was due to an increase in interest income from loans, federal funds sold and interest bearing deposits, and taxable investment securities, offset slightly by a decrease in interest income from tax-exempt investment securities. The increase in interest income from loans was primarily due to an increase in volume. The increase in interest income on federal funds sold and interest bearing deposits was primarily due to higher rates. The increase in interest income from taxable investment securities was due to higher rates, offset somewhat by lower volume. The decrease in interest income from tax-exempt investment securities was primarily due to lower volume.

The increase in total interest expense was due to an increase in interest expense from all categories of interest bearing liabilities. The increase in interest expense from interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable was primarily due to higher rates, while the increase in interest expense from time deposits was mainly due to increased volume. The increase in interest expense from FHLB advances and other borrowings was due to higher volume, offset somewhat by lower rates.

The provision for loan losses recorded was $630,000 during the first six months of 2005 compared to $660,000 during the same period in 2004. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

--------------------------------------------------------------------------------------------
                                 Noninterest Income and Expense
                                    for the Six Months Ended
                                     June 30, 2005 and 2004
                                         (in thousands)
--------------------------------------------------------------------------------------------
Non-interest Income                          06/30/2005   06/30/2004    $ change    % change
--------------------------------------------------------------------------------------------
Remittance processing (1) ..................   $ 3,403     $ 3,815      $  (412)     (10.8%)
Trust and brokerage fees (2) ...............     3,652       3,287          365       11.1%
Service charges on deposit accounts (3) ....     1,309       1,201          108        9.0%
Securities transactions, net ...............        35           6           29     (483.3%)
Gain on sales of mortgage loans, net (4) ...       397         548         (151)     (27.6%)
Other (5) ..................................     1,277       1,462         (185)     (12.7%)
                                               ---------------------------------------------
        Total non-interest income ..........   $10,073     $10,319      $  (246)      (2.4%)
                                               =============================================

Non-interest Expense
--------------------------------------------------------------------------------------------

Salaries and employee benefits (6) .........   $11,228     $ 9,251      $ 1,977       21.4%
Occupancy (7) ..............................     1,469       1,283          186       14.5%
Equipment ..................................     1,281       1,280            1        0.1%
Data processing ............................     1,103       1,087           16        1.5%
Office supplies ............................       587         617          (30)      (4.9%)
Service charges from correspondent banks (8)       255         458         (203)     (44.3%)
Amortization of core deposit intangibles (9)       218          --          218
Other (10) .................................     2,862       2,539          323       12.7%
                                               --------------------------------------------
        Total non-interest expense .........   $19,003     $16,515      $ 2,488       15.1%
                                               ============================================

(1) The decrease in remittance processing income was primarily due to a $651,000, or 49.5%, decrease in income from lockbox fees, offset somewhat by a $259,000, or 10.5%, increase in electronic processing income at the Company's remittance processing subsidiary, FirsTech. The decrease in lockbox fees was mainly due to the loss of two major accounts in the fourth quarter of 2004. This decrease was offset somewhat by an increase in electronic processing revenue from new and existing Internet Agent customers. These changes continue to demonstrate the Company's shift toward electronic processing from traditional lockbox services.

(2) The increase in trust and brokerage fees included a $192,000, or 118.0%, increase in estate fees and a $77,000, or 44.1%, increase in brokerage income. The increase in estate fees was primarily due to one estate that began producing revenue during the first quarter of 2005. The increase in brokerage income was due to prospecting new customers and the timing of revenue from new customers prospected in prior periods.

(3) The increase in income from services charges on deposit accounts was due to $254,000 as a result of the Citizens acquisition, offset somewhat by a $146,000, or 12.2%, decrease at Main Street Bank & Trust.

(4) The decrease in gains on sales of mortgage loans reflected a $14.911 million, or 33.9%, decrease in funded mortgage loans held-for-sale, from $43.988 million in the first six months of 2004 to $29.077 million in the first six months of 2005. The volume of funded mortgage loans decreased mainly due to less demand for refinancings in the first half of 2005 compared to the same period in 2004.


(5) In 2004, other non-interest income included a gain of $291,000 on the sale of two parking lots. In 2005, other non-interest income included $82,000 from Citizens.

(6) In 2005, salaries and benefits included $1.081 million attributable to additional employees as a result of the acquisition of Citizens.

(7) In 2005, occupancy expense included $139,000 attributable to the expenses of operating Citizens.

(8) The decrease in service charges from correspondent banks was largely due to the loss of two lockbox accounts as described in footnote 1, which resulted in a significant decrease in the number of checks cleared in the first half of 2005 compared to the same period in 2004.

(9)  Amortization  of  core  deposit   intangibles   was   attributable  to  the
     acquisition of Citizens.

(10) Included in other non-interest expense in 2005 compared to 2004 was $235,000 attributable to Citizens.

Income tax expense increased $641,000, or 15.2%, during the first six months of 2005 compared to the same period in 2004. The effective tax rate increased to 36.0% during the first six months of 2005 from 35.6% during the same period in 2004.

Results of Operations For the Three Months Ended June 30, 2005

Net income for the second quarter of 2005 was $4.727 million, a $1.009 million, or 27.1%, increase from $3.718 million for the same period in 2004. Basic earnings per share increased $0.07, or 17.9%, to $0.46 per share during the second quarter of 2005 from $0.39 per share during the same period in 2004. Diluted earnings per share increased $0.06, or 15.4%, to $0.45 per share during the second quarter of 2005 from $0.39 per share during the same period in 2004.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                            Consolidated Average Balance Sheet and Interest Rates
                                            (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                           2005                                   2004
                                           --------------------------------------------------------------------------
                                            Average                                 Average
                                            Balance       Interest        Rate      Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) .......   $  274,589    $    3,241       4.73%    $  341,868   $    2,699      3.18%
Tax-exempt investment securities(1) (TE)       39,922           592       5.95%        47,787          732      6.16%
Federal funds sold and interest bearing
  deposits(2) ..........................       56,615           592       4.19%        24,460           75      1.23%
Loans3,4 (TE) ..........................      999,918        15,916       6.38%       697,628       10,017      5.78%
                                           --------------------------------------------------------------------------
        Total interest earning assets
        and interest income (TE) .......   $1,371,044    $   20,341       5.95%    $1,111,743   $   13,523      4.89%
                                           --------------------------------------------------------------------------

Cash and due from banks ................   $   44,525                              $   44,416
Premises and equipment .................       22,493                                  17,088
Other assets ...........................      111,459                                  24,096
                                           --------------------------------------------------------------------------
        Total assets ...................   $1,549,521                              $1,197,343
                                           ==========================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .......   $   84,260    $      115       0.55%    $   92,583   $      154      0.67%
Savings ................................      432,866         1,695       1.57%       335,759          762      0.91%
Time deposits ..........................      472,474         3,593       3.05%       354,475        2,428      2.75%
Federal funds purchased, repurchase
  agreements, and notes payable ........      119,966           751       2.51%        95,956          276      1.16%
FHLB advances and other borrowings .....       71,518           787       4.41%        29,930          398      5.35%
                                           --------------------------------------------------------------------------
        Total interest bearing
        liabilities and interest expense   $1,181,084    $    6,941       2.36%    $  908,703   $    4,018      1.78%
                                           --------------------------------------------------------------------------

Noninterest bearing demand deposits ....   $  139,036                              $  100,588
Noninterest bearing savings deposits ...       71,468                                  65,085
Other liabilities ......................       14,200                                  10,158
                                           --------------------------------------------------------------------------

        Total liabilities ..............   $1,405,788                              $1,084,534
Shareholders' equity ...................      143,733                                 112,809
                                           --------------------------------------------------------------------------
        Total liabilities and
        shareholders' equity ...........   $1,549,521                              $1,197,343
                                           ==========================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ........                                  3.59%                                 3.11%
                                           ==========================================================================

Net interest income (TE) ...............                 $   13,400                             $    9,505
                                           ==========================================================================
Net yield on interest
  earnings assets (TE) .................                                  3.92%                                 3.44%
                                           ==========================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

(1)  Investments in debt securities are included at carrying value.
(2) Federal funds sold and interest bearing deposits included approximately $48,000 and $13,000 in 2005 and 2004, respectively, of interest income from third party processing of cashier checks.
(3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.
(4) Loan fees of approximately $418,000 and $403,000 in 2005 and 2004, respectively, are included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)
----------------------------------------------------------------------------------
                        Three Months Ended June 30, 2005
----------------------------------------------------------------------------------
                                                    Increase
                                                   (Decrease)
                                                      from
                                                    Previous     Due to    Due to
                                                      Year       Volume     Rate
----------------------------------------------------------------------------------
Interest Income
  Taxable investment securities ..................   $   542    $(2,895)   $ 3,437
  Tax-exempt investment securities (TE) ..........      (140)      (116)       (24)
  Federal funds sold and interest bearing deposits       517        183        334
  Loans (TE) .....................................     5,899      4,744      1,155
                                                     -----------------------------

        Total interest income (TE) ...............   $ 6,818    $ 1,916    $ 4,902
                                                     -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $   894    $   220    $   674
  Time deposits ..................................     1,165        881        284
  Federal funds purchased,
    repurchase agreements and notes payable ......       475         84        391
  FHLB advances and other borrowings .............       389        843       (454)
                                                     -----------------------------

        Total interest expense ...................   $ 2,923    $ 2,028    $   895
                                                     -----------------------------

Net Interest Income (TE) .........................   $ 3,895    $  (112)   $ 4,007
                                                     =============================

Net interest income on a tax equivalent basis was $3.895 million, or 41.0%, higher for the second quarter of 2005 compared to the second quarter of 2004. Total tax-equivalent interest income was $6.818 million, or 50.4%, higher in 2005 compared to 2004, while interest expense increased $2.923 million, or 72.7%. The increase in interest income and interest expense was due to an increase in both rates and volume.

The increase in total tax equivalent interest income was due to increases in interest income from loans, taxable investment securities and federal funds sold and interest bearing deposits, offset slightly by a decrease in interest income from tax-exempt investment securities. The increases in interest income from loans and federal funds sold and interest bearing deposits were due to both increases in rates and volume during the second quarter of 2005 compared to the same period in 2004. The increase in interest income from taxable investment securities was due to an increase in rates, offset somewhat by a decrease in volume. The decrease in interest income from tax-exempt investment securities was due to decreases in both rates and volume.

The increase in total interest expense was due to increases in interest expense on all categories of interest bearing liabilities. The increases in interest expense on time deposits, interest bearing demand and savings deposits, and federal funds purchased, repurchase agreements and notes payable were due to increases in both rates and volume during the second quarter of 2005 compared to the same period in 2004. The increase in interest expense from FHLB advances and other borrowings was due to an increase in volume, offset slightly by lower rates.

The provision for loan losses recorded was $300,000 in the second quarter of 2005 compared to $330,000 in the second quarter of 2004, a decrease of 9.1%. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

-----------------------------------------------------------------------------------------------
                                 Noninterest Income and Expense
                                   for the Three Months Ended
                                     June 30, 2005 and 2004
                                         (in thousands)
-----------------------------------------------------------------------------------------------
Non-interest Income                           06/30/2005    06/30/2004    $ change    % change
-----------------------------------------------------------------------------------------------
Remittance processing (1) ..................   $  1,696      $  1,923    $   (227)      (11.8%)
Trust and brokerage fees (2) ...............      1,810         1,625         185        11.4%
Service charges on deposit accounts (3) ....        783           622         161        25.9%
Securities transactions, net (4) ...........       (155)           (2)       (153)    (7650.0%)
Gain on sales of mortgage loans, net (5) ...        260           345         (85)      (24.6%)
Other ......................................        664           659           5         0.8%
                                               ------------------------------------------------
        Total non-interest income ..........   $  5,058      $  5,172    $   (114)       (2.2%)
                                               ================================================

Salaries and employee benefits (6) .........   $  6,281      $  4,543    $  1,738        38.3%
Occupancy (7) ..............................        807           638         169        26.5%
Equipment ..................................        675           647          28         4.3%
Data processing ............................        552           555          (3)       (0.5%)
Office supplies ............................        289           312         (23)       (7.4%)
Service charges from correspondent banks (8)        145           233         (88)      (37.8%)
Amortization of core deposit intangibles (9)        218            --         218
Other (10) .................................      1,587         1,390         197        14.2%
                                               ------------------------------------------------
        Total non-interest expense .........   $ 10,554      $  8,318    $  2,236        26.9%
                                               ================================================

(1) The decrease in remittance processing income was primarily due to a $311,000, or 51.5%, decrease in income from lockbox fees, offset somewhat by a $92,000, or 7.0%, increase in electronic processing income at the Company's remittance processing subsidiary, FirsTech. The decrease in lockbox fees was mainly due to the loss of two major accounts in the fourth quarter of 2004. This decrease was offset somewhat by an increase in electronic processing revenue from new and existing Internet Agent customers. These changes in revenue volume continue to demonstrate the Company's shift toward electronic processing from traditional lockbox services.

(2) The increase in trust and brokerage fees was mainly due to a $70,000, or 72.9%, increase in estate fees and a $35,000, or 40.3%, increase in brokerage income. The increase in estate fees was primarily due to one estate that began producing revenue during the first half of 2005. The increase in brokerage income was due to prospecting new customers and the timing of revenue from new customers prospected in prior periods.

(3) The increase in income from services charges on deposit accounts was due to $254,000 as a result of the Citizens acquisition, offset somewhat by a $93,000, or 15.0%, decrease at Main Street Bank & Trust.

(4) The decrease in securities transactions, net, was primarily due to a loss on one investment.

(5) The decrease in gains on sales of mortgage loans reflected a $7.826 million, or 28.8%, decrease in funded mortgages held-for-sale, from $27.154 million in the second quarter of 2004 to $19.328 million in the second quarter of 2005. The volume of funded mortgage loans decreased mainly due to less demand for refinancings in the second quarter of 2005 compared to the same period in 2004.

(6) The increase in salaries and benefits included $1.081 million attributable to additional employees as a result of the acquisition of Citizens.


(7) The increase in occupancy expense included $139,000 attributable to the expense of operating Citizens.

(8) The decrease in service charges from correspondent banks was largely due to the loss of two lockbox accounts as described in footnote 1, which resulted in a significant decrease in the number of checks cleared in the second quarter of 2005 compared to the same period in 2004.

(9)  Amortization  of  core  deposit   intangibles   was   attributable  to  the
     acquisition of Citizens.

(10) The increase in other non-interest expense included $235,000 attributable to the acquisition of Citizens.

Income tax expense increased $616,000, or 30.0%, during the second quarter of 2005 compared to the same period in 2004. The effective tax rate increased to 36.1% during the second quarter of 2005 from 35.6% in the second quarter of 2004.

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

The following table quantifies the Company's business segment information for the six-months ended June 30, 2005 and 2004:

As of and for the                  Banking     Remittance
Six Months Ended:                  Services     Services     Company     Eliminations      Total
--------------------------------------------------------------------------------------------------
June 30, 2005
  Total interest income .......   $   33,832   $        6   $      716    $      (32)   $   34,522
  Total interest expense ......       11,366           --          100           (32)       11,434
  Provision for loan losses ...          630           --           --            --           630
   Total non-interest income ..        7,104        3,468           30          (529)       10,073
  Total non-interest expense ..       16,816        2,117          599          (529)       19,003
  Income before income tax ....       12,124        1,357           47            --        13,528
  Income tax expense ..........        4,286          571           11            --         4,868
  Net income ..................        7,838          786           36            --         8,660
  Total assets ................    1,501,191        2,879      153,697      (141,965)    1,515,802
  Depreciation and amortization        1,017          205           27            --         1,249

June 30, 2004
  Total interest income .......   $   26,593   $        9   $       95    $      (53)   $   26,644
  Total interest expense ......        7,921           --           32           (53)        7,900
  Provision for loan losses ...          660           --           --            --           660
  Total non-interest income ...        6,555        3,858        2,359        (2,453)       10,319
  Total non-interest expense ..       13,242        2,658        3,068        (2,453)       16,515
  Income before income tax ....       11,325        1,209         (646)           --        11,888
  Income tax expense ..........        3,980          508         (261)           --         4,227
  Net income ..................        7,345          701         (385)           --         7,661
  Total assets ................    1,175,652        4,409      118,469      (103,853)    1,194,677
  Depreciation and amortization          764          318          221            --         1,303

Emerging Accounting Standards

In December 2004, the Financial Accounting Standards Board published Statement No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options and shares under employee stock purchase plans, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objectives in the Statement. The Statement was originally effective at the beginning of the Company's third quarter in 2005, however, in April 2005 the adoption of a new rule, by the Securities and Exchange Commission, changed the dates for compliance with this standard. The Company will now be required to implement Statement No. 123(R) beginning January 1, 2006.

As of the effective date, the Company will have the option of applying the Statement using a modified prospective application or a modified retrospective application. Under the prospective method, compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method, compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS
123. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

The impact of this Statement on the Company after the effective date and beyond will depend upon various factors, among them being the future compensation strategy. The SFAS 123 pro forma compensation costs presented in Note 4 to the financial statements have been calculated using the Black-Scholes option-pricing model and may not be indicative of amounts which should be expected in future periods.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.


Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company's internal control over financial reporting.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

---------------------------------------------------------------------------------------
                                                            (c) Total       (d) Maximum
                                                             Number of        Number
                                                              Shares         of Shares
                                                            Purchased as     that May
                                                              Part of         Yet Be
                             (a) Total                       Publicly        Purchased
                             Announced     (b) Average       Announced       Under the
                               Shares     Price Paid per      Plans or        Plans or
Period                       Purchased        Share         Programs (1)    Programs (1)
----------------------------------------------------------------------------------------
April 1 -
April 30, 2005 ..........          --       $      --             --          389,700

May 1 -
May 31, 2005 ............      15,000       $   29.48         15,000          374,700

June 1 -
June 30, 2005 ...........      77,000       $   29.53         77,000          297,700
                              ----------------------------------------------------------
Total ...................      92,000       $   29.52         92,000          297,700
                              ==========================================================

(1) On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program allowing the purchase of up to 500,000 shares of the Company's outstanding stock. The program will expire when the Company repurchases all of the shares covered.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2005, the Company's annual meeting of shareholders was held. At the meeting, one item was put to a vote of the security holders. There were 9,460,870 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting presented at the annual meeting was as follows:

1.   David J. Downey, Van A. Dukeman, Larry D. Haab, Frederic L. Kenney, Gregory
     B. Lykins, August C. Meyer, Jr., Gene A. Salmon, George T. Shapland, Thomas
     G. Sloan, and H. Gale Zacheis, M.D. were elected to serve as directors for one year with terms expiring at the next annual meeting in 2005.

     Election of Directors:             Votes For                 Votes Withheld
     ---------------------------------------------------------------------------

     David J. Downey                    7,584,060                      117,509

     Van A. Dukeman                     7,589,554                      112,015

     Larry D. Haab                      7,592,301                      109,268

     Frederic L. Kenney                 7,595,083                      106,486

     Gregory B. Lykins                  7,592,875                      108,694

     August C. Meyer, Jr.               7,593,629                      107,940

     Gene A. Salmon                     7,594,554                      107,015

     George T. Shapland                 7,596,720                      104,849

     Thomas G. Sloan                    7,597,875                      103,694

     H. Gale Zacheis, M.D.              7,594,467                      107,102

Item 5. Other Information

None

Item 6. Exhibits

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duty authorized.



MAIN STREET TRUST, INC.



Date:  August 9, 2005



By:  /s/ David B. White
     ----------------------------------------
     David B. White, Executive Vice President
     And Chief Financial Officer







By:  /s/ Van A. Dukeman
     ----------------------------------------
     Van A. Dukeman, President
     And Chief Executive Officer