Form 10-Q
period 2005-09-30
MAIN STREET TRUST INC
filed 2005-11-09
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2005

                         Commission File Number: 0-30031


                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Illinois                                37-1338484
 -----------------------------------------------------------------------------
  (State or other jurisdiction                 (I.R.S. Employer Identification
  of incorporation or organization)                       Number)



                 100 West University, Champaign, Illinois 61820
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (217) 351-6500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by "X" whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

Indicate by "X" whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes[X] No[ ]


Indicate by "X" whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes[ ]  No[X]

Indicate the number of shares outstanding of the registrant's common stock, as of November 2, 2005.

         Main Street Trust, Inc. Common Stock                   10,222,987

                                Table of Contents
                                                                           PAGE
(a) PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)                                 3

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations                10

     Item 3. Quantitative and Qualitative Disclosure about Market Risk       36

     Item 4. Controls and Procedures                                         36


(b) PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               36

     Item 2. Unregistered Sales of Equity Securities and Use
             of Proceeds                                                     36

     Item 3. Defaults Upon Senior Securities                                 37

     Item 4. Submission of Matters to a Vote of Security Holders             37

     Item 5. Other Information                                               37

     Item 6. Exhibits                                                        37


SIGNATURES                                                                   38

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements
--------------------------------------

                            MAIN STREET TRUST, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                            September 30, 2005 and December 31, 2004
                          (Unaudited, in thousands, except share data)

                                                                        September 30, December 31,
                                                                            2005         2004
                                                                        --------------------------
ASSETS
Cash and due from banks                                                $    42,520     $ 33,133
Federal funds sold and interest bearing deposits                            70,325       31,795
                                                                        --------------------------
  Cash and cash equivalents                                                112,845       64,928
                                                                        --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value                                        228,915      269,580
  Held-to-maturity, at cost (fair value of $80,082 and $81,099
    at September 30, 2005 and December 31, 2004, respectively)              80,803       81,164
  Non-marketable equity securities                                          24,858        7,982
                                                                        --------------------------
    Total investments in debt and equity securities                        334,576      358,726
                                                                        --------------------------
Loans, net of allowance for loan losses of $13,688 and $9,650
  at September 30, 2005 and December 31, 2004, respectively              1,000,825      761,227
Mortgage loans held for sale                                                 1,973        1,005
Premises and equipment                                                      22,364       17,087
Goodwill                                                                    20,832            -
Core deposit intangibles                                                     4,786            -
Accrued interest receivable                                                  9,157        6,570
Other assets                                                                26,061       18,575
                                                                        --------------------------
           Total assets                                                $ 1,533,419  $ 1,228,118
                                                                        ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                               $   211,943    $ 172,908
    Interest bearing                                                       969,883      801,669
                                                                       ---------------------------
         Total deposits                                                  1,181,826      974,577
                                                                       ---------------------------
Federal funds purchased, repurchase agreements and notes payable           117,130       96,900
Federal Home Loan Bank advances and other borrowings                        71,482       29,882
Accrued interest payable                                                     3,727        2,601
Other liabilities                                                           15,025       10,183
                                                                       ---------------------------
           Total liabilities                                             1,389,190    1,114,143
                                                                       ---------------------------

Commitments and contingencies (See Note 5)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized                    -            -
  Common stock, $0.01 par value; 15,000,000 shares authorized;
     11,219,319 shares issued                                                  112          112
  Paid in capital                                                           55,189       55,189
  Retained earnings                                                        118,075      108,071
  Accumulated other comprehensive loss                                      (1,410)        (218)
                                                                        --------------------------
                                                                           171,966      163,154
Less: treasury stock, at cost, 990,777 and 1,770,329 shares
  at September 30, 2005 and December 31, 2004, respectively                (27,737)     (49,179)
                                                                        --------------------------
         Total shareholders' equity                                        144,229      113,975
                                                                        --------------------------
         Total liabilities and shareholders' equity                    $ 1,533,419  $ 1,228,118
                                                                       ===========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2005 and 2004
                  (Unaudited, in thousands, except share data)

                                                                   2005          2004
                                                               ----------------------
Interest income:
  Loans and fees on loans                                     $   43,961        30,571
  Investments in debt and equity securities
    Taxable                                                        9,269        7,973
    Tax-exempt                                                     1,156        1,424
  Federal funds sold and interest bearing deposits                 1,252          339
                                                               ----------------------
            Total interest income                                 55,638       40,307
                                                               ----------------------
Interest expense:
  Deposits                                                        14,871       10,189
  Federal funds purchased, repurchase agreements and
    notes payable                                                  2,128          893
  Federal Home Loan Bank advances and other borrowings             1,985        1,202
                                                               ----------------------
            Total interest expense                                18,984       12,284
                                                               ----------------------

            Net interest income                                   36,654       28,023
Provision for loan losses                                          1,080          990
                                                               ----------------------
            Net interest income after provision for loan losses   35,574       27,033
                                                               ----------------------
Non-interest income:
  Remittance processing                                            5,144        5,635
  Trust and brokerage fees                                         5,805        4,831
  Service charges on deposit accounts                              2,129        1,820
  Securities transactions, net                                      (450)         139
  Gain on sales of mortgage loans, net                               726          777
  Other                                                            2,017        2,075
                                                                 --------------------
           Total non-interest income                              15,371       15,277
                                                                 --------------------

Non-interest expense:
  Salaries and employee benefits                                  17,325       13,978
  Occupancy                                                        2,293        1,968
  Equipment                                                        1,955        1,886
  Data processing                                                  1,669        1,633
  Office supplies                                                    906          887
  Service charges from correspondent banks                           389          652
  Amortization of core deposit intangibles                           435            -
  Other                                                            4,342        3,953
                                                                 --------------------
           Total non-interest expense                             29,314       24,957
                                                                 --------------------

           Income before income taxes                             21,631       17,353
Income taxes                                                       7,820        6,137
                                                              -----------------------
           Net income                                        $    13,811 $     11,216
                                                              =======================

Per share data:
  Basic earnings per share                                   $      1.38 $       1.18
  Weighted average shares of common stock outstanding         10,014,234    9,491,827

  Diluted earnings per share                                 $      1.37         1.17
  Weighted average shares of common stock and dilutive
   potential common shares outstanding                        10,111,588    9,607,752

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                                2005         2004
                                                             ----------------------
Net income                                                    $ 13,811     $ 11,216
                                                             ----------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
    net of tax of ($975) and ($1,083), for September 30, 2005
    and 2004, respectively                                      (1,462)      (1,625)
  Less:  reclassification adjustment for gains (losses)
    included in net income, net of tax of $180 and ($56),
    for September 30, 2005 and 2004, respectively                  270          (83)
                                                              ----------------------
  Other comprehensive loss                                      (1,192)      (1,708)
                                                              ----------------------
  Comprehensive income                                        $ 12,619     $  9,508
                                                              ======================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2005 and 2004
                  (Unaudited, in thousands, except share data)

                                                                 2005         2004
                                                             -----------------------
Interest income:
  Loans and fees on loans                                   $    16,643  $    10,507
  Investments in debt and equity securities
    Taxable                                                       3,664        2,560
    Tax-exempt                                                      370          445
  Federal funds sold and interest bearing deposits                  439          151
                                                             -----------------------
           Total interest income                                 21,116       13,663
                                                             -----------------------
Intererest expense:
  Deposits                                                        5,868        3,643
  Federal funds purchased, repurchase
    agreements and notes payable                                    870          336
  Federal Home Loan Bank advances and other borrowings              812          405
                                                             -----------------------
           Total interest expense                                 7,550        4,384
                                                             -----------------------

           Net interest income                                   13,566        9,279
Provision for loan losses                                           450          330
                                                             -----------------------
           Net interest income after provision for loan losses   13,116        8,949
                                                             -----------------------

Non-interest income:
  Remittance processing                                           1,741        1,820
  Trust and brokerage fees                                        2,153        1,544
  Service charges on deposit accounts                               820          619
  Securities transactions, net                                     (485)         133
  Gain on sales of mortgage loans, net                              329          229
  Other                                                             740          613
                                                             -----------------------
           Total non-interest income                              5,298        4,958
                                                             -----------------------

Non-interest expense:
  Salaries and employee benefits                                  6,097        4,727
  Occupancy                                                         824          685
  Equipment                                                         674          606
  Data processing                                                   566          546
  Office supplies                                                   319          270
  Service charges from correspondent banks                          134          194
  Amortization of core deposit intangibles                          217            -
  Other                                                           1,480        1,414
                                                             -----------------------
           Total non-interest expense                            10,311        8,442
                                                             -----------------------
           Income before income taxes                             8,103        5,465
Income taxes                                                      2,952        1,910
                                                             -----------------------
           Net income                                       $     5,151  $     3,555
                                                             =======================

Per share data:
  Basic earnings per share                                  $      0.50  $      0.38
  Weighted average shares of common stock outstanding        10,248,453    9,460,495

  Diluted earnings per share                                $      0.50  $      0.37
  Weighted average shares of common stock
    and dilutive potential common shares outstanding         10,341,647    9,573,370

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                                 2005     2004
                                                          ----------------------

Net income                                                    $ 5,151   $ 3,555
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
    net of tax of ($497) and $418, for September 30, 2005
    and 2004, respectively                                       (745)      625
  Less:  reclassification adjustment for gains (losses)
    included in net income, net of tax of $194 and ($54),
    for September 30, 2005 and 2004, respective                   291       (79)
                                                          ----------------------
Other comprehensive income (loss)                                (454)      546
                                                          ======================
Comprehensive income                                          $ 4,697   $ 4,101

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ending September 30, 2005 and 2004
                            (Unaudited, in thousands)

                                                               2005       2004
                                                           --------------------
Cash flows from operating activities:
  Net income                                                $ 13,811   $ 11,216
  Adjustments to reconcile net income to net cash
         provided by operating activities:
    Depreciation and amortization                              1,901      1,914
    Amortization of bond discounts and premiums, net             952      1,879
    Amortization of core deposit intangibles                     435          -
    Provision for loan losses                                  1,080        990
    Securities transactions, net                                 450       (139)
    Federal Home Loan Bank stock dividend                       (597)      (187)
    Undistributed gain from non-marketable equity securities  (1,585)       (36)
    Gain on sales of mortgage loans, net                        (726)      (777)
    Loss (gain) on disposal of premises and equipment              9       (286)
    Proceeds from sales of mortgage loans originated
      for sale                                                55,397     59,411
    Mortgage loans originated for sale                       (55,357)   (58,912)
    Other, net                                                  (287)    (1,154)
                                                            --------------------
         Net cash provided by operating activities            15,483     13,919
                                                            --------------------

Cash flows from investing activities:
  Net increase in loans                                      (12,564)   (61,081)
  Proceeds from maturities and calls of investments
    in debt securities:
    Held-to-maturity                                           5,532      9,988
    Available-for-sale                                       127,750    171,845
  Proceeds from sales of investments:
    Available-for-sale                                        56,245      3,223
  Purchases of investments in debt and equity securities:
    Held-to-maturity                                         (13,779)   (45,789)
    Available-for-sale                                      (133,367)  (192,532)
    Other equity securities                                     (685)      (175)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity                                           8,032     40,797
    Available-for-sale                                        11,655     10,304
  Return of principal on other equity securities               1,800        522
  Purchases of premises and equipment                         (1,197)    (1,694)
  Proceeds from sales of premises and equipment                    3        623
  Acquisition of Citizens First Financial Corporation, net
    of cash and cash equivalents acquired                     (6,385)         -
                                                            --------------------
         Net cash provided by (used in) investing activities  43,040   (63,969)
                                                            --------------------
Cash flows from financing activities:
  Net (decrease) increase in deposits                        (24,840)    91,563
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable                  20,230     (8,304)
  Advances from Federal Home Loan Bank and other borrowings   34,500          -
  Payments on Federal Home Loan Bank and other borrowings    (30,499)       (78)
  Cash dividends paid                                         (6,421)    (5,988)
  MSTI stock transactions, net                                (3,576)    (1,971)
                                                            --------------------
         Net cash (used in) provided by financing activities (10,606)    75,222
                                                            --------------------
         Net increase in cash and cash equivalents            47,917     25,172
Cash and cash equivalents at beginning of year                64,928     75,903
                                                            --------------------
Cash and cash equivalents at end of period                 $ 112,845  $ 101,075
                                                            ====================

See accompanying notes to unaudited consolidated financial statements.

                         MAIN STREET TRUST, INC. AND SUBSIDIARIES
                     Supplemental Disclosure of Cash Flow Information
                  For the Nine Months Ending September 30, 2005 and 2004
                                (Unaudited, in thousands)

                                                           2005           2004
                                                        ------------------------
Cash paid during the year for:
  Interest                                              $ 18,051        $ 11,649
  Income taxes                                             7,145           5,131
  Real estate acquired through or in lieu of foreclosure       -              40
Dividends declared not paid                                2,250           1,984

Acquisition of Citizens First Financial Corporation:
  Stock issued                                            27,804
  Cash paid                                               28,416
  Capitalized expenses                                       621
                                                       ---------
  Total cost of acquisition                               56,841
                                                       =========
  Assets acquired:
  Cash and due from banks                                  6,022
  Federal funds sold and interest bearing deposits        16,630
                                                       ---------
      Cash and cash equivalents                           22,652
  Investments in debt and equity securities:
    Available-for-sale, at fair value                     23,865
    Non-marketable equity securities                      16,374
  Loans, net of allowance for loan losses                228,114
  Mortgage loans held for sale                               282
  Premises and Equipment                                   5,993
  Accrued interest receivable                              1,571
  Goodwill                                                20,832
  Core deposit intangibles                                 5,222
  Other assets                                             6,288
  Liabilities assumed:
  Deposits                                              (232,089)
  Federal Home Loan Bank advances and other borrowings   (37,599)
  Accrued interest payable                                  (193)
  Other liabilities                                       (4,471)
                                                       ----------
  Net assets acquired                                     56,841
                                                       ==========


See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


Note 1. Basis of Presentation
-----------------------------

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

     In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments, outside of those related to the business combination discussed in Note 2, are of a normal recurring nature.

     Results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results which may be expected for the year ended December 31, 2005.

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

     Certain amounts in the 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders'equity.

Note 2. Company  Information/Business Combination
-------------------------------------------------

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

     On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company merged Citizens Savings Bank into Main Street Bank & Trust as of the close of business on October 7, 2005. The Citizens acquisition purchase price of approximately $56.841 million was allocated based upon the fair value of the assets and liabilities acquired. The Citizens excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature, to the extent that supportable documentation was available at September 30, 2005. Such amounts are subject to minor adjustments in the near term as additional analysis is performed or obtained from third party sources. $5.222 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of six years.

     Proforma unaudited operating results for the nine months ended September 30, 2005 and 2004, giving effect to the Citizens acquisition as if it had occurred as of January 1, 2004 are as follows:

                                          2005              2004
                                       ----------------------------
                                        (in thousands, except
                                            per share data)

Interest Income                         $ 59,806          $ 54,001
Interest Expense                          20,579            17,716
Net Income                                13,800            12,954
Basic EPS                                   1.38              1.25
Diluted EPS                                 1.36              1.23

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


Note 3.  Income per Share
-------------------------

         Net income per common share has been computed as follows:

                                               Nine Months Ended            Three Months Ended
                                                 September 30,                 September 30,
                                           -----------------------------------------------------
                                                 2005         2004           2005          2004
                                           -----------------------------------------------------
Net Income                                  $ 13,811,000  $ 11,216,000  $ 5,151,000   $3,555,000
                                           =====================================================
Shares:
Weighted average common shares outstanding    10,014,234     9,491,827   10,248,453    9,460,495
Dilutive effect of outstanding options,
  as determined by the application of
  the treasury stock method                       97,354       115,925       93,194      112,875
                                           -----------------------------------------------------
Weighted average common shares oustanding,
  as adjusted                                 10,111,588     9,607,752   10,341,647    9,573,370
                                           =====================================================
Basic earnings per share                    $       1.38  $       1.18  $      0.50   $     0.38
                                           =====================================================
Diluted earnings per share                  $       1.37  $       1.17  $      0.50   $     0.37
                                           =====================================================


Note 4:  Stock Option Plans
---------------------------

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

                                                     Nine Months Ended       Three Months Ended
                                                    -------------------------------------------
                                                        September 30,           September 30,
                                                    -------------------------------------------
                                                     2005         2004         2005        2004
                                                     -------------------------------------------
Net income on common stock:
  As reported                                     $  13,811   $   11,216   $   5,151   $  3,555
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects                   (274)        (280)        (92)       (86)
    Pro forma                                     $  13,537   $   10,936   $   5,059   $  3,469
                                                    =============================================
Basic earnings per share:
  As reported                                     $    1.38   $     1.18   $    0.50   $   0.38
  Pro forma                                            1.35         1.15        0.49       0.37
Diluted earnings per share:
  As reported                                     $    1.37   $     1.17   $    0.50   $   0.37
  Pro forma                                            1.34         1.14        0.49       0.36

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

                                                  Nine Months Ended
                                                     September 30,
                                                2005            2004
                                          -----------------------------
     Number of options granted                137,500          140,500
     Risk-free interest rate               3.83% - 4.08%         3.94%
     Expected life, in years                7.00 - 8.00           8.00
     Expected volatility                 15.05% - 15.42%        15.95%
     Expected dividend yield               2.97% - 3.06%         2.75%

Note 5.  Commitments and Financial Instruments
----------------------------------------------

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


     The following table summarizes these financial instruments and commitments (in thousands) at September 30, 2005 and 2004:

                                                          September 30,
                                                   2005                 2004
                                                 -------------------------------
Financial instruments whose contract amounts
  represent credit risk:
    Commitments                                 $ 272,011             $ 285,407
    Standby letters of credit                      29,685                22,896


     The acquisition of Citizens resulted in an additional $21.351 million in commitments and $549,000 in additional standby letters of credit at April 1, 2005.


     The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at September 30, 2005 was $2.330 million to purchase other equity securities.

     Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Banks would be required to fund the commitment. The maximum potential amount of future payments the Banks could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At September 30, 2005 and 2004, no amounts had been recorded as liabilities for the Banks' potential obligations under these guarantees.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
                               Financial Condition
                               -------------------
Assets and Liabilities
----------------------

     Total assets increased $305.301 million, or 24.9%, to $1.533 billion at September 30, 2005 compared to $1.228 billion at December 31, 2004. Increases in loans, federal funds sold and interest bearing deposits, goodwill, non-marketable equity securities, cash and due from banks, other assets, premises and equipment, core deposit intangibles, accrued interest receivable and mortgage loans held for sale were partially offset by decreases in investments in debt and equity securities available for sale and investments in debt and equity securities held to maturity. Most of the change in total assets was attributable to the acquisition of Citizens. On April 1, 2005, Citizens total assets were $331.193 million.

     Cash and due from banks increased $9.387 million, or 28.3%, to $42.520 million at September 30, 2005 compared to $33.133 million at December 31, 2004. The Citizens acquisition contributed $6.022 million to the increase in cash and due from banks.

     Federal funds sold and interest bearing deposits increased $38.530 million, or 121.2%, to $70.325 million at September 30, 2005 compared to $31.795 million at December 31, 2004. The Citizens acquisition contributed $16.630 million. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

     Total investments in debt and equity securities decreased $24.150 million, or 6.7%, to $334.576 million at September 30, 2005 compared to $358.726 million at December 31, 2004. Included in the change were decreases of $40.665 million, or 15.1%, in investments in securities available for sale and $361,000, or 0.4%, in securities held to maturity offset somewhat by an increase of $16.876 million, or 211.4%, in non-marketable equity securities. Included in the increase in non-marketable equity securities was $16.374 million of FHLB Stock owned by Citizens on April 1, 2005. The Citizens acquisition contributed $23.865 million of investments in securities available for sale. Investments fluctuate with loan demand, deposit volume and investment opportunities.


     Loans, net of allowance for loan losses, increased $239.598 million, or 31.5%, to $1.001 billion at September 30, 2005 from $761.227 million at December 31, 2004. The Citizens acquisition contributed $228.114 million to the increase in loans.

     Mortgage loans held for sale increased $968,000, or 96.3%, to $1.973 million at September 30, 2005 compared to $1.005 million at December 31, 2004. The Citizens acquisition contributed $282,000 to the increase.

     Premises and equipment increased $5.277 million, or 30.9%, from $17.087 million at December 31, 2004 to $22.364 million at September 30, 2005. The increase included the acquisition of Citizens which contributed $5.993 million and purchases of $1.197 million offset somewhat by depreciation and amortization expense of $1.901 million, loss on disposal of property of $9,000 and proceeds from sale of property of $3,000.

     Total liabilities increased $275.047 million, or 24.7%, to $1.389 billion at September 30, 2005 from $1.114 billion at December 31, 2004. There were increases in all categories of liabilities as the acquisition of Citizens contributed $274.352 million to total liabilities.

     Total deposits increased $207.249 million, or 21.3%, to $1.182 billion at September 30, 2005 from $974.577 million at December 31, 2004. Interest bearing deposits increased $168.214 million, or 21.0%, to $969.883 million at September 30, 2005 from $801.669 million at December 31, 2004. Non-interest bearing deposits increased $39.035 million, or 22.6%, to $211.943 million at September 30, 2005 from $172.908 million at December 31, 2004. At the time of acquisition, Citizens added $203.593 million of interest bearing deposits and $28.496 million of non-interest bearing deposits. The Company expected interest bearing deposits to decrease during the first quarter of 2005 due to an outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004.

     Federal funds purchased, repurchase agreements and notes payable increased $20.230 million, or 20.9%, to $117.130 million at September 30, 2005 from $96.900 million at December 31, 2004. Included in this change was an increase of $20.555 million in repurchase agreements, offset slightly by a decrease of $325,000 in federal funds purchased.

     Federal Home Loan Bank advances and other borrowings increased $41.600 million, or 139.2%, to $71.482 million at September 30, 2005 compared to $29.882 million at December 31, 2004. The increase included $37.599 million from the acquisition of Citizens.

Investment Securities
---------------------

     The carrying value of investments in debt and equity securities was as follows for September 30, 2005 and December 31, 2004:

                          Carrying Value of Securities1
                                 (in thousands)
--------------------------------------------------------------------------------
                                  September 30, 2005          December 31, 2004
--------------------------------------------------------------------------------
Available-for-sale:
  Federal agencies                              $  194,444           $ 218,994
  Mortgage-backed securities                        16,829              27,713
  State and municipal                               14,547              16,715
  Marketable equity securities                       3,095               6,158
                                                ----------           ---------
         Total available-for-sale               $  228,915           $ 269,580
Held-to-maturity:
  Federal agencies                              $   38,710           $  40,931
  Mortgage-backed securities                        17,249              14,992
  State and municipal                               24,844              25,241
                                                ----------           ---------
         Total held-to-maturity                 $   80,803           $  81,164
================================================================================
Non-marketable equity securities:
  Federal Home Loan Bank stock                  $   21,250           $   4,279
  Other equity investments                           3,608               3,703
                                                ----------           ---------
         Total non-marketable equity securities $   24,858           $   7,982
================================================================================
         Total investment securities            $  334,576           $ 358,726
===============================================================================

1Investment securities available-for-sale are carried at fair value. Investment securities held-to-maturity are carried at amortized cost.

     The following table shows the maturities and weighted-average yields of investment securities at September 30, 2005. All securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                   September 30, 2005
------------------------------------------------------------------------------------------------------------------------------
                                       1 year           1 to 5           5 to 10           Over 10
                                       or less           years            years             years            Total
                                    Amount Rate    Amount   Rate      Amount  Rate      Amount   Rate   Amount     Rate
------------------------------------------------------------------------------------------------------------------------------
 Securities available-
   for-sale:
   Federal agencies              $61,379  2.50%   $131,606   3.22%    $ 1,459  4.72%    $   -      -    $194,444    3.00%
   Mortgage-backed
     securities1                 $ 9,284  3.66%   $  6,847   4.88%    $   681  6.33%    $  17   4.54%   $ 16,829    4.27%
   State and municipal (TE)2     $ 1,767  6.33%   $  8,612   5.67%    $ 3,689  7.68%    $ 479   7.76%   $ 14,547    6.33%
   Marketable equity
     securities3                 $     -     -    $      -      -     $     -     -     $   -      -    $  3,095        -
------------------------------------------------------------------------------------------------------------------------------
              Total              $72,430          $147,065            $ 5,829           $ 496           $228,915
------------------------------------------------------------------------------------------------------------------------------
 Average Yield                            2.75%              3.44%             6.78%            7.65%               3.31%
==============================================================================================================================
 Securities held-
   to-maturity:
   Federal agencies              $11,145  2.63%   $ 22,840   3.04%    $ 4,725  3.85%    $   -      - -  $ 38,710    3.02%
   Mortgage-backed
      securities1                $ 5,675  3.05%   $ 11,177   4.58%    $    87  5.06%    $ 310   5.99%   $ 17,249    4.10%
   State and municipal (TE)2     $ 7,870  5.34%   $ 16,619   5.58%    $   195  7.31%    $ 160   7.95%   $ 24,844    5.53%
------------------------------------------------------------------------------------------------------------------------------
              Total              $24,690          $ 50,636             $ 5,007          $ 470           $ 80,803
------------------------------------------------------------------------------------------------------------------------------
Average Yield (TE)2                       3.59%              4.21%             4.00%            6.66%               4.02%
==============================================================================================================================
Non-marketable equity securities3:
   Federal Home Loan Bank stock  $     -     -    $    -      -      $ -         -      $          -    $ 21,250       -
   Other equity investments      $     -     -    $    -      -      $ -         -      $   -      -    $  3,608       -
-------------------------------------------------------------------------------------- ---------------------------------------
              Total              $     -     -    $    -      -      $ -         -      $   -      -    $ 24,858       -
==============================================================================================================================

1Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal prepayments prior to maturity.

2The average yield has been tax equivalized (TE) on state and municipal tax-exempt securities.

3Due to the nature of these securities, they do not have a stated maturity date or rate.

     Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:


                                         Continuous unrealized        Continuous unrealized
                                       losses existing for less      losses existing greater
                                            than 12 months                than 12 months               Total
                                      -------------------------------------------------------------------------------
                                             Fair      Unrealized      Fair      Unrealized     Fair       Unrealized
                                            Value        Losses       Value        Losses       Value        Losses
                                      -------------------------------------------------------------------------------
Available-for-Sale:
  Federal agencies                         $ 36,870    $   (309)    $ 138,401   $  (2,712)    $  175,271   $ (3,021)
  Mortgage-backed securities                 21,005        (143)        8,212        (158)        29,217       (301)
  State and municipal                         2,439         (41)        1,097         (10)         3,536        (51)
                                      --------------------------   -----------------------   ------------------------
        Subtotal, debt securities          $ 60,314    $   (493)    $ 147,710   $  (2,880)    $  208,024   $ (3,373)
  Other equity securities                       599        (108)          331        (289)           930       (397)
                                      --------------------------   -----------------------   ------------------------
        Total temporarily impaired
          securities                       $ 60,913    $   (601)    $ 148,041   $  (3,169)    $  208,954   $ (3,770)
                                      ==========================   ========================   =======================

Held-to-Maturity:
  Federal agencies                         $  1,566    $    (26)    $  36,310      $ (807)    $   37,876   $   (833)
  Mortgage-backed securities                 10,677        (120)        5,617         (59)        16,294       (179)
  State and municipal                         8,048         (49)        1,379         (10)         9,427        (59)
                                      --------------------------   -----------------------   ------------------------
        Total temporarily impaired
          securities                       $ 20,291    $   (195)    $  43,306      $ (876)    $   63,597   $ (1,071)
                                      ==========================   ========================  ========================

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

     The $3.169 million continuous unrealized loss greater than 12 months on available-for-sale securities at September 30, 2005 was made up of thirty-seven debt securities and four other securities which are common stocks and was believed to be a temporary loss. Common stocks represented $289,000 of the continuous unrealized loss on available-for-sale securities. Management has analyzed these securities to determine whether an other than temporary loss existed and considered several factors, including, but not limited to, the length of time and the extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The $876,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of twenty-one debt securities and was believed to be a temporary loss. Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered, by the Company, to be temporary. Because of the nature of U.S. Agency securities, most of which are single pay at maturity, and because the Company has the ability to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired. Because the Company believes the decline in market value of mortgage-backed securities is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until recovery of market value, the Company did not consider these investments to be other than temporarily impaired.

Loans
-----

     The following table presents the amounts and percentages of loans at September 30, 2005 and December 31, 2004 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.

                                                      Amount of Loans Outstanding
                                                        (dollars in thousands)
----------------------------------------------------------------------------------------------------------
                                                September 30, 2005                  December 30, 2004
----------------------------------------------------------------------------------------------------------
                                              Amount           Percentage        Amount         Percentage
----------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural        $ 319,928           31.54%       $ 314,657           40.82%
Real estate - commercial                        465,390           45.87%         309,830           40.19%
Real estate - residential                       140,898           13.89%          62,464            8.10%
Installment and consumer                         88,297            8.70%          83,926           10.89%
---------------------------------------------------------------------------------------------------------
Total loans                                 $ 1,014,513          100.00%       $ 770,877          100.00%
==========================================================================================================

     The shift in the loan mix from December 31, 2004 to September 30, 2005 was primarily attributable to the acquisition of Citizens.

     The balance of loans outstanding as of September 30, 2005 by maturity is shown in the following table:

                                                       Maturity of Loans Outstanding
                                                          (dollars in thousands)
--------------------------------------------------------------------------------------------------
                                                            September 30, 2005
--------------------------------------------------------------------------------------------------
                                                 1 year     1 to 5       Over 5
                                                 or less      years       years           Total
Commercial, financial and agricultural         $ 175,035   $  92,770      $ 52,123      $ 319,928
Real estate - commercial                         122,297     183,515       159,578      $ 465,390
Real estate - residential                         35,170      48,328        57,400      $ 140,898
Installment and consumer                          14,452      50,169        23,676      $  88,297
--------------------------------------------------------------------------------------------------
Total                                          $ 346,954   $ 374,782     $ 292,777      $1,014,513
==================================================================================================
Percentage of total loans outstanding             34.20%      36.94%        28.86%         100.00%
==================================================================================================


Capital
-------

     Total shareholders' equity increased $30.254 million from December 31, 2004 to September 30, 2005. Treasury stock transactions were $24.227 million primarily due to the issuance of treasury stock for the acquisition of Citizens First Financial Corporation, offset somewhat by the purchase of stock under the Company's stock repurchase plan. The change in shareholders' equity is summarized as follows:

                     Shareholders' Equity (in thousands)
--------------------------------------------------------------------------------
Shareholders' equity, December 31, 2004                               $ 113,975
  Net income                                                             13,811
  Treasury stock transactions, net                                       24,227
  Cash dividends declared                                                (6,592)
  Other comprehensive income                                             (1,192)
--------------------------------------------------------------------------------
Shareholders' equity, September 30, 2005                              $ 144,229
================================================================================


     On September 20, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.22 per share of the Company's common stock. The dividend of $2.250 million was paid on October 21, 2005, to holders of record on October 7, 2005.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2005, that the Company and its subsidiary banks exceeded all capital adequacy requirements to which they are subject.

     As of  September  30,  2005,  the most recent  notifications  from  primary regulatory agencies categorized the Company's subsidiary banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary banks' categories. Citizens Savings Bank was merged into Main Street Bank & Trust on October 7, 2005.

     The Company's and the Banks' actual capital amounts and ratios are presented in the following table (in thousands):

                                                                              To be well
                                                       For capital         capitalized under
                                   Actual               adequacy           prompt corrective
                                                        purposes:          action provisions:
                             ----------------------------------------------------------------
                              Amount      Ratio     Amount     Ratio        Amount    Ratio
---------------------------------------------------------------------------------------------
As of  September 30, 2005:
  Total capital
    (to risk-weighted assets)
    Consolidated               $135,569    12.1%      $89,959     8.0%           N/A
    Main Street Bank & Trust   $ 97,025    10.6%      $73,424     8.0%       $91,780    10.0%
    Citizens Savings Bank      $ 32,524    16.9%      $15,414     8.0%       $19,268    10.0%
  Tier I capital
   (to risk-weighted assets)
   Consolidated                $121,678    10.8%      $44,980     4.0%           N/A
   Main Street Bank & Trust    $ 86,775     9.5%      $36,712     4.0%       $55,068     6.0%
   Citizens Savings Bank       $ 30,102    15.6%       $7,707     4.0%       $11,561     6.0%
  Tier I capital
    (to average assets)
    Consolidated               $121,678     8.1%      $60,442     4.0%           N/A
    Main Street Bank & Trust   $ 86,775     7.2%      $48,329     4.0%       $60,412     5.0%
    Citizens Savings Bank      $ 30,102    10.3%      $11,711     4.0%       $14,639     5.0%


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

     The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2005:


       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------
                                             1-30        31-90       91-180     181-365        Over
                                             Days         Days        Days        Days        1 year          Total
------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits              $ 70,325     $      -    $      -     $      -     $      -      $   70,325
  Debt and equity securities 1               30,692       27,076       5,863       49,880      221,065         334,576
  Loans 2                                   350,972       61,627      51,530       87,822      464,535       1,016,486
------------------------------------------------------------------------------------------------------------------------
  Total earning assets                     $451,989     $ 88,703    $ 57,393     $137,702     $685,600      $1,421,387
------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

  Savings and interest bearing
    demand deposits                        $ 51,830     $  1,803    $  2,580     $  5,161     $196,131      $  257,505
  Money market savings
    deposits                                248,353            -           -            -            -         248,353
  Time deposits                              42,679       71,489      89,730      103,879      156,248         464,025
  Federal funds purchased,
    repurchase agreements,
    and notes payable                        91,941        3,140      11,775       10,274            -         117,130
  FHLB advances and
    other borrowings                         14,575       21,000      18,144        8,225        9,538          71,482
-------------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities       $449,378     $ 97,432    $122,229     $127,539     $361,917      $1,158,495
-------------------------------------------------------------------------------------------------------------------------
Net asset (liability) funding gap             2,611       (8,729)    (64,836)      10,163      323,683         262,892
-------------------------------------------------------------------------------------------------------------------------

Repricing gap                                  1.01         0.91        0.47         1.08         1.89            1.23
Cumulative  repricing gap                      1.01         0.99        0.89         0.92         1.23            1.23
-------------------------------------------------------------------------------------------------------------------------

1Debt and equity securities include securities available-for-sale, securities held-to-maturity, non-marketable equity securities.

2Loans are gross and include mortgage loans held-for-sale.

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

                                1-30 Days  31-90 Days  91-180 Days 181-365 Days  Over 1 Year
                                ---------  ----------  -----------  -----------  -----------
Savings and interest-bearing
  demand deposits                 0.45%      0.85%       1.25%       2.45%         95.00%


     At September 30, 2005, the Company was slightly asset sensitive in the 1-30 days category, but somewhat liability sensitive in the 1- 90 days category. As such, the effect of an increase in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would increase annualized net interest income by approximately $26,000 in the 1-30 days category, but would decrease annualized net interest income by approximately $61,000 in the 1-90 days category assuming no management intervention. A decrease in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of September 30, 2005, the Company's RSA/RSL was 0.92, which was within the established guidelines.

     In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at September 30, 2005 the Company had a $15 million unsecured line of credit with a correspondent bank, of which $3.5 million was outstanding and due in 2006. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

     The following table shows projected results at September 30, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                               Basis Point Change
-------------------------------------------------------------
                         +200      +100     -100     -200
-------------------------------------------------------------
September 30, 2005       10.5%     5.2%     (5.5%)   (11.2%)
December 31, 2004        10.3%     5.1%     (5.1%)   (10.3%)


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

Liquidity and Cash Flows
------------------------

     The Company was able to meet liquidity needs during the first nine months of 2005. A review of the consolidated statement of cash flows included in the accompanying financial statements shows that the Company's cash and cash equivalents increased $47.917 million from December 31, 2004 to September 30, 2005.

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

     The increase in cash and cash equivalents came from cash provided by investing and operating activities, offset somewhat by cash used in financing activities. There were differences in sources and uses of cash during the first nine months of 2005 compared to the first nine months of 2004. Cash provided by investing activities during the first nine months of 2005 was $43.040 million compared to cash used of $63.969 million during the same period in 2004, primarily due to differences in investments in debt and equity securities and volume of loan growth. Cash provided by investing activities during the first nine months of 2005 was $63.183 million compared to cash used of $1.817 million during the same period in 2004. In 2005, proceeds of $211.014 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of equity on other equity securities were offset somewhat by cash used to purchase debt and equity securities of $147.831 million. In 2004, purchases of debt and equity securities were $238.496 million compared to proceeds of $236.679 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. Also contributing to the difference in investing activities was the difference in loan growth during these two periods. Cash used to fund loan growth during the first nine months of 2005 was $12.564 million compared to $61.081 million during the same period in 2004. In addition, $6.385 million was used to fund the acquisition of Citizens in 2005. Cash was provided by operating activities during the first nine months of both 2005 and 2004.

     Cash used by financing activities during the first nine months of 2005 was $10.606 million compared to cash provided of $75.222 million during the same period in 2004, primarily due to a decrease in deposits at the Company's Main Street Bank & Trust subsidiary during the first nine months of 2005 compared to an increase during the same period in 2004. The Company expected deposits to decrease during the first half of 2005 due to a planned outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004. The decrease in deposits was offset somewhat by an increase in federal funds purchased, repurchase agreements and notes payable during the first nine months of 2005 of $20.230 million, mainly as a result of an increase in repurchase agreements compared to a decrease of $8.304 million in federal funds purchased, repurchase agreements and notes payable during the same period in 2004 primarily due to a decrease in repurchase agreements. Cash provided by Federal Home Loan Bank advances and other borrowings of $34.500 million during the first nine months of 2005 was used mainly as a source of working capital and $30.499 million was repaid during the year. During the first nine months of 2004, there were no Federal Home Loan Bank advances and other borrowings and $78,000 in payments.

     On April 1, 2005, the Company borrowed $6 million, to be repaid within 3 years, to fund a portion of the Citizens acquisition cost. In addition, the Company negotiated an increase of its $10 million line of credit from a third party lender to $15 million and immediately advanced $4 million. As of September 30, 2005, the Company had $3.5 million outstanding on its $15 million line of credit which is due in 2006. The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's remaining $11.5 million line of credit from a third party lender, FHLB borrowings and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Critical Accounting Policies
----------------------------

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

Provision and Allowance for Loan Losses
---------------------------------------

     The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $13.688 million at September 30, 2005 compared to $9.650 million at December 31, 2004, an increase of $4.038 million. Of this increase, $3.434 million was attributable to the acquisition of Citizens. Net charge-offs were $476,000 and provisions totaled $1.080 million during the first nine months of 2005. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.35% at September 30, 2005, compared to 1.25% at December 31, 2004. Gross loans, including loans held-for-sale, increased 31.7% to $1.016 billion at September 30, 2005 from $771.882 million at December 31, 2004. Of this increase, $231.830 million was attributable to the acquisition of Citizens.

     One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 298.3% at September 30, 2005 compared to 431.6% at December 31, 2004. Nonperforming loans increased from $2.236 million at December 31, 2004 to $4.589 million at September 30, 2005. The $2.353 million increase in nonperforming loans during the first nine months of 2005 resulted from a $1.740 million increase in nonaccrual loans and an increase of $613,000 in loans past due 90 days or more. Of these increases, the acquisition of Citizens resulted in an additional $446,000 in nonaccrual loans. Other increases in nonaccruals included the addition of two commercial credits that totaled $892,000. Increases in retail mortgage loan and home equity lines of credit made up the bulk of the remaining increase in nonaccrual and 90-day delinquencies. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

     The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

                         Allowance for Loan Losses
                           (dollars in thousands)

----------------------------------------------------------------------------------------------------------
                                                              September 30, 2005       September 30, 2004
----------------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year                      $  9,650                 $  9,786
Allocation for loan losses attributable to acquisition of Citizens     3,434                        -
----------------------------------------------------------------------------------------------------------
Charge-offs during period:
  Commercial, financial and agricultural                            $   (161)                $   (279)
  Commercial real estate                                                   -                        -
  Residential real estate                                                 (2)                       -
  Installment and consumer                                              (547)                    (856)
----------------------------------------------------------------------------------------------------------
         Total                                                      $   (710)                $ (1,135)
----------------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural                            $     17                 $    157
  Commercial real estate                                                   5                        -
  Residential real estate                                                  -                       15
  Installment and consumer                                               212                      150
----------------------------------------------------------------------------------------------------------
          Total                                                     $    234                 $    322
----------------------------------------------------------------------------------------------------------
          Net (charge-offs) recoveries                              $   (476)                $   (813)
Provision for loan losses                                              1,080                      990
----------------------------------------------------------------------------------------------------------
Allowance for loan losses at end of quarter                         $ 13,688                 $  9,963
==========================================================================================================
Ratio of net charge-offs to
  average net loans                                                    (0.05)%                  (0.12)%
==========================================================================================================

     The following table shows the allocation of the allowance for loan losses allocated to each category.

                   Allocation of the Allowance for Loan Losses
                                 (in thousands)
-------------------------------------------------------------------------------
                                        September 30, 2005   December 31, 2004
-------------------------------------------------------------------------------

Allocated:
  Commercial, financial and agricultural      $ 5,388                $ 5,289
  Commercial real estate                        5,137                  1,637
  Residential real estate                         437                    198
  Installment and consumer                      1,512                  1,605
-------------------------------------------------------------------------------
         Total allocated allowance           $ 12,474                $ 8,729
Unallocated allowance                           1,214                    921
-------------------------------------------------------------------------------
Total                                          13,688                  9,650
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

                   Nonperforming Loans (dollars in thousands)
--------------------------------------------------------------------------------
                                       September 30, 2005      December 31, 2004
================================================================================
Nonaccrual loans1                      $          3,429         $       1,689
================================================================================
Loans past due 90 days or more         $          1,160         $         547
================================================================================
Restructured loans                     $            369         $         497
================================================================================


1Includes $1.100 million at September 30, 2005 and $509,000 at December 31, 2004 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).

                Other Nonperforming Assets (dollars in thousands)
--------------------------------------------------------------------------------
                                    September 30, 2005       December 31, 2004
================================================================================
Other real estate owned                $        40                $     -
================================================================================
Nonperforming other assets             $        50                $    33
================================================================================

                              Results of Operations
                              ---------------------

Results of Operations for the Nine Months Ended September 30, 2005
------------------------------------------------------------------

     Net income for the first nine months of 2005 was $13.811 million, a $2.595 million, or 23.1%, increase from $11.216 million for the same period in 2004. This increase included $1.318 million of net income generated by Citizens since the acquisition. Basic earnings per share increased $0.20, or 16.9%, to $1.38 per share in the first nine months of 2005 from $1.18 per share in the first nine months of 2004. Diluted earnings per share increased $0.20, or 17.1%, to $1.37 per share in the first nine months of 2005 from $1.17 per share in the first nine months of 2004.

     The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

                                 Consolidated Average Balance Sheet and Interest Rates
                                                 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                            Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------
                                                              2005                             2004
--------------------------------------------------------------------------------------------------------------------
                                               Average                            Average
                                               Balance      Interest    Rate      Balance     Interest     Rate
--------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1             $   318,483    $   9,269     3.89%   $  328,765    $ 7,973     3.24%
Tax-exempt investment securities1 (TE)          39,948        1,778     5.95%       47,467      2,191     6.17%
Federal funds sold and interest bearing
  deposits2                                     42,069        1,252     3.98%       33,754        339     1.34%
Loans3,4 (TE)                                  922,896       43,972     6.37%      702,101     30,579     5.82%
--------------------------------------------------------------------------------------------------------------------

   Total interest earning assets
     and interest income (TE)              $ 1,323,396    $  56,271     5.68%   $1,112,087    $41,082     4.93%
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                    $    44,024                          $   46,102
Premises and equipment                          20,685                              17,196
Other assets                                    46,980                              23,664
--------------------------------------------------------------------------------------------------------------------
   Total assets                            $ 1,435,085                          $1,199,049
====================================================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits           $    75,254    $     374     0.66%   $   96,018    $   497     0.69%
Savings                                        408,827        4,652     1.52%      333,124      2,342     0.94%
Time deposits                                  429,171        9,845     3.07%      352,729      7,350     2.78%
Federal funds purchased, repurchase
  agreements, and notes payable                113,738        2,128     2.50%       98,827        893     1.21%
FHLB advances and other borrowings              57,292        1,985     4.63%       29,936      1,202     5.36%
--------------------------------------------------------------------------------------------------------------------
  Total interest bearing
    liabilities and interest expense       $ 1,084,282    $  18,984     2.34%   $  910,634    $12,284     1.80%
--------------------------------------------------------------------------------------------------------------------

Noninterest bearing demand deposits        $   131,058                          $  100,120
Noninterest bearing savings deposits            71,095                              65,430
Other liabilities                               14,584                              10,113
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                      $ 1,301,019                          $1,086,297
Shareholders' equity                           134,066                             112,752
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
shareholders' equity                       $ 1,435,085                          $1,199,049
====================================================================================================================

Interest spread (average rate earned
minus average rate paid) (TE)                                           3.34%                             3.13%
====================================================================================================================
Net interest income (TE)                                  $  37,287                           $28,798
====================================================================================================================

Net yield on interest
  earnings assets (TE)                                                  3.77%                             3.46%
====================================================================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

1Investments in debt securities are included at carrying value. Income from venture capital funds of approximately $1.586 million and $36,000 in 2005 and 2004, respectively, is included in interest income from taxable investment securities. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

2Federal  funds  sold  and  interest  bearing  deposits  included  approximately
$149,000 in 2005 and $45,000 in 2004 of interest income from third party processing of cashier checks.

3Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

4Loan fees of approximately $1.000 million and $1.082 million in 2005 and 2004, respectively, are included in total loan income.


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

                       Analysis of Volume and Rate Changes
                                 (in thousands)
-----------------------------------------------------------------------------------------
                      Nine Months Ended September 30, 2005
-----------------------------------------------------------------------------------------
                                                   Increase
                                                   (Decrease)
                                                     from
                                                   Previous     Due to          Due to
                                                     Year       Volume          Rate
-----------------------------------------------------------------------------------------
Interest Income
  Taxable investment securities                  $  1,296      $  (402)       $ 1,698
  Tax-exempt investment securities (TE)              (413)        (339)           (74)
  Federal funds sold and bearing earning deposits     913          102            811
  Loans (TE)                                       13,393       10,287          3,106
-----------------------------------------------------------------------------------------
         Total interest income (TE)              $ 15,189      $ 9,648        $ 5,541
-----------------------------------------------------------------------------------------
Interest Expense
  Interest bearing demand and savings deposits   $  2,187        $ 400        $ 1,787
  Time deposits                                     2,495        1,697            798
  Federal funds purchased,
    repurchase agreements and notes payable         1,235          152          1,083
  FHLB advances and other borrowings                  783        1,062           (279)
-----------------------------------------------------------------------------------------
         Total interest expense                  $  6,700      $ 3,311        $ 3,389
-----------------------------------------------------------------------------------------
Net Interest Income (TE)                         $  8,489      $ 6,337        $ 2,152
=========================================================================================

     Net interest income on a tax equivalent basis was $8.489 million, or 29.5%, higher for the first nine months of 2005 compared to the same period of 2004. Total tax-equivalent interest income was $15.189 million, or 37.0%, higher in 2005 compared to 2004, and interest expense increased $6.700 million, or 54.5%. The increase in tax-equivalent interest income and interest expense was due to increases in average volume and higher rates.

     The increase in total tax-equivalent interest income was due to an increase in interest income from loans, taxable investment securities, and federal funds sold and interest bearing deposits, offset somewhat by a decrease in interest income from tax-exempt investment securities. The increase in interest income from loans was due to an increase in volume coupled with higher rates. The increase in interest income from taxable investment securities was due to higher rates, offset somewhat by lower volume. The increase in interest income on federal funds sold and interest earning deposits was primarily due to higher rates. The decrease in interest income from tax-exempt investment securities was primarily due to lower volume.

     The increase in total interest expense was due to an increase in interest expense from all categories of interest bearing liabilities. The increases in interest expense from interest bearing demand and savings deposits and federal funds purchased, repurchase agreements and notes payable were primarily due to higher rates. The increase in interest expense on time deposits was primarily due to higher volume. The increase in interest expense from FHLB advances and other borrowings was due to higher volume, offset somewhat by lower rates.

     The provision for loan losses recorded was $1.080 million during the first nine months of 2005 compared to $990,000 during the same period in 2004. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.


              Noninterest Income and Expense
                 for the Nine Months Ended
                September 30, 2005 and 2004
                      (in thousands)

-----------------------------------------------------------------------------------------------------
Non-interest Income                          09/30/2005     09/30/2004      $ change      % change
-----------------------------------------------------------------------------------------------------
Remittance processing  1                      $ 5,144        $ 5,635        $ (491)        (8.7%)
Trust and brokerage fees  2                     5,805          4,831           974         20.2%
Service charges on deposit accounts  3          2,129          1,820           309         17.0%
Securities transactions, net 4                   (450)           139          (589)      (423.7%)
Gain on sales of mortgage loans, net              726            777           (51)        (6.6%)
Other                                           2,017          2,075           (58)        (2.8%)
                                            -------------  -------------  -----------   ------------
                Total non-interest income     $15,371       $ 15,277        $   94          0.6%
                                            ============== ============== ============  ============

----------------------------------------------------------------------------------------------------
Non-interest Expense                         09/30/2005     09/30/2004      $ change      % change
----------------------------------------------------------------------------------------------------
Salaries and employee benefits  5             $17,325       $ 13,978        $3,347         23.9%
Occupancy  6                                    2,293          1,968           325         16.5%
Equipment                                       1,955          1,886            69          3.7%
Data processing                                 1,669          1,633            36          2.2%
Office supplies                                   906            887            19          2.1%
Service charges from correspondent banks  7       389            652          (263)       (40.3%)
Amortization of core deposit intangibles  8       435              -           435
Other 9                                         4,342          3,953           389          9.8%
                                            -------------  ------------   ------------  ------------
                Total non-interest expense    $29,314       $ 24,957        $4,357         17.5%
                                            ============== =============  ============  ============

1 The decrease in remittance processing income was primarily due to a $839,000, or 45.1%, decrease in income from lockbox fees, offset somewhat by a $376,000, or 10.0%, increase in electronic processing income at the Company's remittance processing subsidiary, FirsTech. The decrease in lockbox fees was mainly due to the loss of two major accounts in the fourth quarter of 2004. This decrease was offset somewhat by an increase in electronic processing revenue from new and existing Internet Agent customers. These changes continue to demonstrate the Company's shift toward electronic processing from traditional lockbox services.

2 The increase in trust and brokerage fees included a $377,000, or 255.8%, increase in farm realty income, a $285,000, or 120.5%, increase in estate fees and an $88,000, or 31.9%, increase in brokerage income. The increase in farm realty income included approximately $238,000 in commissions attributable to the sale of several properties in the third quarter of 2005. The increase in estate fees was primarily due to one estate that began producing revenue during the first quarter of 2005. The increase in brokerage income was due to prospecting new customers and the timing of revenue from new customers prospected in prior periods.

3 The increase in income from service charges on deposit accounts was due to $513,000 generated by the Citizens accounts, offset somewhat by a $204,000, or 11.2%, decrease at Main Street Bank & Trust.

4 The decrease in income from securities transactions, net, was primarily due to a $566,000 net loss recognized on one venture fund, offset somewhat by a net gain of $103,000 on the sale of equity securities during the first nine months of 2005.

5 In 2005, salaries and benefits included $2.135 million attributable to additional employees as a result of the acquisition of Citizens and $307,000 in additional salaries and benefits expense attributable to the new branch in Peoria, Illinois that became fully operational in the fourth quarter of 2004.

6 In 2005, occupancy expense included $312,000 attributable to the expenses of operating Citizens.

7 The decrease in service charges from correspondent banks was largely due to the loss of two lockbox accounts as described in footnote 1, which resulted in a significant decrease in the number of checks cleared in the first nine months of 2005 compared to the same period in 2004.

8 Amortization of core deposit intangibles was attributable to the acquisition of Citizens.

9 Included in other non-interest expense in 2005 compared to 2004 was $448,000 attributable to Citizens.


      Income tax expense increased $1.683, or 27.4%, during the first nine months of 2005 compared to the same period in 2004. The effective tax rate increased to 36.2% during the first nine months of 2005 from 35.4% during the same period in 2004.

Results of Operations For the Three Months Ended September 30, 2005
-------------------------------------------------------------------

     Net income for the third quarter of 2005 was $5.151 million, a $1.596 million, or 44.9%, increase from $3.555 million for the same period in 2004. Basic earnings per share increased $0.12, or 31.6%, to $0.50 per share during the third quarter of 2005 from $0.38 per share during the same period in 2004. Diluted earnings per share increased $0.13, or 35.1%, to $0.50 during the third quarter of 2005 from $0.37 per share during the same period in 2004.


     The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                                       Consolidated Average Balance Sheet and Interest Rates
                                                       (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                  2005                                    2004
------------------------------------------------------------------------------------------------------------------------------
                                                       Average                                Average
                                                       Balance      Interest     Rate         Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities1                      $   321,759     $ 3,664     4.52%       $   337,101     $ 2,560     3.02%
Tax-exempt investment securities1 (TE)                   38,274         569     5.90%            44,479         685     6.13%
Federal funds sold and interest bearing
  deposits2                                              40,413         439     4.31%            36,234         151     1.66%
Loans3,4 (TE)                                         1,007,078      16,648     6.56%           722,047      10,509     5.79%
------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets
      and interest income (TE)                      $ 1,407,524     $21,320     6.01%       $ 1,139,861     $13,905     4.85%
------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                             $    48,848                             $   46,108
Premises and equipment                                   22,483                                 16,982
Other assets                                             58,708                                 25,654
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $ 1,537,563                             $1,228,605
==============================================================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits                    $    75,062     $   169     0.89%       $   102,280     $   192     0.75%
Savings                                                 425,355       1,912     1.78%           359,472         942     1.04%
Time deposits                                           472,397       3,787     3.18%           356,431       2,509     2.80%
Federal funds purchased, repurchase
  agreements, and notes payable                         117,852         870     2.93%            92,687         336     1.44%
FHLB advances and other borrowings                       71,828         812     4.49%            29,912         405     5.39%
------------------------------------------------------------------------------------------------------------------------------

    Total interest bearing
      liabilities and interest expense              $ 1,162,494     $ 7,550     2.58%       $   940,782     $ 4,384     1.85%
------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing demand deposits                 $   137,956                             $   100,028
Noninterest bearing savings deposits                     76,923                                  65,052
Other liabilities                                        16,364                                  10,357
------------------------------------------------------------------------------------------------------------------------------

    Total liabilities                               $ 1,393,737                             $ 1,116,219
Shareholders' equity                                    143,826                                 112,386
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity                          $ 1,537,563                             $ 1,228,605
==============================================================================================================================

Interest spread (average rate earned
  minus average rate paid) (TE)                                                 3.43%                                   3.00%
==============================================================================================================================

Net interest income (TE)                                            $13,770                                 $ 9,521
===============================================================================================================================

Net yield on interest
  earnings assets (TE)                                                          3.88%                                   3.32%
==============================================================================================================================

See next page for Notes 1-4.


Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

1Investments in debt securities are included at carrying value. Income from venture capital funds of approximately $1.045 million and $26,000 in 2005 and 2004, respectively, is included in interest income from taxable investment securities. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

2Federal funds sold and interest bearing deposits included approximately $66,000 and $15,000 in 2005 and 2004, respectively, of interest income from third party processing of cashier checks.

3Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

4Loan  fees  of   approximately   $339,000   and  $383,000  in  2005  and  2004,
respectively, are included in total loan income.

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


                       Analysis of Volume and Rate Changes
                                 (in thousands)
-------------------------------------------------------------------------------
                      Three Months Ended September 30, 2005
-------------------------------------------------------------------------------
                                                  Increase
                                                 (Decrease)
                                                    from
                                                  Previous     Due to    Due to
                                                    Year       Volume     Rate
--------------------------------------------------------------------------------
Interest Income
Taxable investment securities                      $ 1,104    $ (757)   $ 1,861
Tax-exempt investment securities (TE)                 (116)      (91)       (25)
Federal funds sold and interest earning deposits       288        19        269
Loans (TE)                                           6,139     4,595      1,544
--------------------------------------------------------------------------------

Total interest income (TE)                         $ 7,415   $ 3,766    $ 3,649
--------------------------------------------------------------------------------
Interest Expense
Interest bearing demand and savings deposits         $ 947     $ 100      $ 847
Time deposits                                        1,278       902        376
Federal funds purchased,
repurchase agreements and notes payable                534       111        423
FHLB advances and other borrowings                     407       846       (439)
--------------------------------------------------------------------------------
Total interest expense                             $ 3,166   $ 1,959    $ 1,207
--------------------------------------------------------------------------------
Net Interest Income (TE)                           $ 4,249   $ 1,807    $ 2,442
================================================================================


     Net interest income on a tax equivalent basis was $4.249 million, or 44.6%, higher for the third quarter of 2005 compared to the third quarter of 2004. Total tax-equivalent interest income was $7.415 million, or 53.3%, higher in 2005 compared to 2004, while interest expense increased $3.166 million, or 72.2%. The increase in interest income and interest expense was due to an increase in both rates and volume.

     The increase in total tax equivalent interest income was due to increases in interest income from loans, taxable investment securities and federal funds sold and interest earning deposits, offset slightly by a decrease in interest income from tax-exempt investment securities. The increase in interest income from loans was primarily due to an increase in volume. The increase in interest income from federal funds sold and interest earning deposits was primarily due to an increase in rates during the third quarter of 2005 compared to the same period in 2004. The increase in interest income from taxable investment securities was due to an increase in rates, offset somewhat by a decrease in volume. The decrease in interest income from tax-exempt investment securities was due to decreases in both rates and volume.

     The increase in total interest expense was due to increases in interest expense on all categories of interest bearing liabilities. The increases in interest expense on time deposits was primarily due to an increase in volume. The increase in interest expense from interest bearing demand and savings deposits, and federal funds purchased, repurchase agreements and notes payable was primarily due to an increase in rates during the third quarter of 2005 compared to the same period in 2004. The increase in interest expense from FHLB advances and other borrowings was due to an increase in volume, offset slightly by lower rates.

     The provision for loan losses recorded was $450,000 in the third quarter of 2005 compared to $330,000 in the third quarter of 2004, an increase of 36.4%. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

                         Noninterest Income and Expense
                           for the Three Months Ended
                           September 30, 2005 and 2004
                                 (in thousands)
----------------------------------------------------------------------------------------------------
Non-interest Income                           09/30/2005     09/30/2004      $ change      % change
----------------------------------------------------------------------------------------------------
Remittance processing                            $ 1,741        $ 1,820         $ (79)        (4.3%)
Trust and brokerage fees  1                        2,153          1,544           609         39.4%
Service charges on deposit accounts  2               820            619           201         32.5%
Securities transactions, net  3                     (485)           133          (618)      (464.7%)
Gain on sales of mortgage loans, net  4              329            229           100         43.7%
Other  5                                             740            613           127         20.7%
                                              ----------  --------------  ------------  ------------
                 Total non-interest income       $ 5,298        $ 4,958         $ 340          6.9%
----------------------------------------------===========-==============--============--============

Non-interest Expense                          09/30/2005     09/30/2004      $ change      % change
----------------------------------------------------------------------------------------------------
Salaries and employee benefits  6                $ 6,097        $ 4,727       $ 1,370         29.0%
Occupancy  7                                         824            685           139         20.3%
Equipment 8                                          674            606            68         11.2%
Data processing                                      566            546            20          3.7%
Office supplies 9                                    319            270            49         18.1%
Service charges from correspondent banks  10         134            194           (60)       (30.9%)
Amortization of core deposit intangibles  11         217              -           217
Other                                              1,480          1,414            66          4.7%
                                              ----------  --------------  ------------  ------------
                Total non-interest expense      $ 10,311        $ 8,442       $ 1,869         22.1%
----------------------------------------------===========-==============--============--============

     1 The increase in trust and brokerage fees was mainly due to a $379,000, or 2,587.1%, increase in farm realty fees, a $93,000, or 126.0% increase in estate fees, and a $52,000, or 145.9% increase in income from employee benefits administration. Included in the increase in farm realty income was approximately $238,000 in commissions from the sale of several properties in the third quarter of 2005. The increase in estate fees was primarily due to one estate that began producing revenue during the first quarter of 2005.

2 The increase in income from service charges on deposit accounts was due to $259,000 as a result of the Citizens acquisition, offset somewhat by a $58,000, or 9.4%, decrease at Main Street Bank & Trust.

3 The decrease in securities transactions, net, was due to a $395,000 loss recognized on one venture fund and a net loss of $91,000 on the sale of several equity securities in the third quarter of 2005.

4 The increase in gains on sales of mortgage loans reflected a $10.897 million, or 70.7%, increase in funded mortgages held-for-sale, from $15.423 million in the third quarter of 2004 to $26.320 million in the third quarter of 2005. The volume of funded mortgage loans increased mainly due to more demand for refinancings in the third quarter of 2005 compared to the same period in 2004.

5 The increase in other non-interest income in the third quarter of 2005 included $81,000 attributable to the acquisition of Citizens and income of approximately $58,000 in proceeds from two life insurance policies.

6 The increase in salaries and benefits in the third quarter of 2005 included $1.055 million attributable to additional employees as a result of the acquisition of Citizens.

7 The increase in occupancy expense in the third quarter of 2005 included $173,000 attributable to the expense of operating Citizens.

8 Equipment expense in the third quarter of 2005 included $87,000 attributable to the expense of operating Citizens.

9 Office supplies expense in the third quarter of 2005 included $74,000 attributable to the expense of operating Citizens.

10 The decrease in service charges from correspondent banks in the third quarter of 2005 was largely due to the loss of two lockbox accounts as described in footnote 1, which resulted in a significant decrease in the number of checks cleared in the third quarter of 2005 compared to the same period in 2004.

11 Amortization of core deposit intangibles was attributable to the acquisition of Citizens.

     Income tax expense increased $1.042 million, or 54.6%, during the third quarter of 2005 compared to the same period in 2004. The effective tax rate increased to 36.4% during the third quarter of 2005 from 34.9% in the third quarter of 2004.

Business Segment Information
----------------------------

     The  Company  currently  operates  in two  industry  segments.  The primary business involves providing banking services in central Illinois to both business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, commercial real estate, consumer (including automobile loans and personal lines of credit), agricultural, and residential real estate lending; safe deposit and night depository services; purchases of installment obligations from retailers, primarily without recourse; farm management; full service trust department that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, miscellaneous consulting, and brokerage services offered through a third-party arrangement with Raymond James Financial Services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS.

     Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. During 2004, certain administrative, audit, compliance, accounting, finance, property management, human resources, sales management and marketing, courier, information systems and other support services were performed by the Company. The net expenses of these functions were allocated to the subsidiaries by charging a monthly management fee. Effective January 1, 2005, these functions were moved to the Banking Services Segment. During this process, approximately 77 full time equivalent employees were moved from the Company to Main Street Bank & Trust. The net expenses of these functions are allocated to the Company and FirsTech by charging a monthly management fee.

     The following table quantifies the Company's business segment information for the nine-months ended September 30, 2005 and 2004:

As of and for the               Banking  Remittance
Nine Months Ended:              Services  Services   Company  Eliminations     Total
-----------------------------------------------------------------------------------------------------------
September 30, 2005
 Total interest income          $ 53,846  $    10   $  1,821      $ (39)  $    55,638
 Total interest expense           18,813        -        210        (39)       18,984
 Provision for loan losses         1,080        -          -          -         1,080
 Total non-interest income        11,372    5,253       (456)      (798)       15,371
 Total non-interest expense       25,988    3,194        930       (798)       29,314
 Income before income tax         19,337    2,069        225          -        21,631
 Income tax expense                6,871      870         79          -         7,820
 Net income                       12,466    1,199        146          -        13,811
 Total assets                  1,517,540    3,296    157,292   (144,709)    1,533,419
 Depreciation and amortization     1,573      288         40          -         1,901


September 30, 2004
 Total interest income          $ 40,196     $ 15    $   172      $ (76)   $   40,307
 Total interest expense           12,309        -         51        (76)       12,284
 Provision for loan losses           990        -          -          -           990
 Total non-interest income         9,732    5,696      3,529     (3,680)       15,277
 Total non-interest expense       20,009    3,905      4,723     (3,680)       24,957
 Income before income tax         16,620    1,806     (1,073)         -        17,353
 Income tax expense                5,810      759       (432)         -         6,137
 Net income                       10,810    1,047       (641)         -        11,216
 Total assets                  1,221,464    4,730    119,906   (106,502)    1,239,598
 Depreciation and amortization     1,142      471        301          -         1,914

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

     As of the effective date, the Company will have the option of applying the Statement using the modified prospective application or a modified retrospective application. Under the prospective method, compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method, compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS
123. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

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

   o Consumer spending and saving habits which may change in a manner that affects the Compan's business adversely.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

         See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures
--------------------------------

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting, or in other factors that could significantly affect the disclosure controls or the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

                      Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------
                                                           (c) Total          (d) Maximum
                                                            Number of             Number
                                                            Shares              of Shares
                                                          Purchased as          that May
                                                             Part of              Yet Be
                          (a) Total                         Publicly            Purchased
                          Number of   (b) Average          Announced            Under the
                            Shares    Price Paid per         Plans or            Plans or
Period                    Purchased       Share             Programs 1          Programs 1
------------------------------------------------------------------------------------------
July 1 -
July 31, 2005               19,100       $ 28.71              19,100              278,600

August 1 -
August 31, 2005             21,555       $ 29.02              21,555              257,045

September 1 -
September 30, 2005           6,733       $ 29.03               6,733              250,312
-------------------------------------------------------------------------------------------

Total                       47,388       $ 28.89              47,388              250,312
---------------------============================---=================--====================

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

Item 3.  Defaults Upon Senior Securities
----------------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         None

Item 5.  Other Information
--------------------------

         None

Item 6.  Exhibits
-----------------

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



MAIN STREET TRUST, INC.



Date:  November 8, 2005

By:   /s/David B. White
      -----------------
      David B. White, Executive Vice President
      And Chief Financial Officer







By:    /s/Van A Dukeman
       --------------------------
       Van A. Dukeman, President
       And Chief Executive Officer