Form 10-K
period 2005-12-31
MAIN STREET TRUST INC
filed 2006-03-16
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

                                 (217) 351-6500
                                 --------------
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of Each Class                                         on which registered
-------------------                                       ----------------------
        None                                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No[ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [  ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2). Yes [   ] No [ X ]

As of March 2, 2006, the Registrant had issued and outstanding 10,138,875 shares of the Registrant's Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported price on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $202,040,337*.

     * Based on the last reported price ($28.75) of an actual transaction in Registrant's Common Stock on June 30, 2005, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Sock.

Documents Incorporated By Reference

Part III of Form 10-K - Portions of Proxy Statement for annual meeting of shareholders to be held May 17, 2006.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.   Description of Business.........................................    3
          A. General
          B. Business of the Company and Subsidiaries
          C. Competition
          D. Monetary Policy and Economic Conditions
          E. Supervision and Regulation
          F. Employees
          G. Internet Website

Item 1.a. Risk Factors....................................................   10
Item 1.b. Unresolved Staff Comments.......................................   14
Item 2.   Properties......................................................   14
Item 3.   Legal Proceedings...............................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.............   14

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Shareholder Matters
            And Issuer Purchases of Equity Securities.....................   14
Item 6.   Selected Consolidated Financial Data............................   16
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   16
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk......   39
Item 8.   Financial Statements and Supplementary Data.....................   40
Item 9.   Changes in and Disagreements on Accounting and
            Financial Disclosure..........................................   71
Item 9a.  Controls and Procedures.........................................   71
Item 9b.  Other Information...............................................   73

                                    Part III

Ite- 10.  Directors and Executive Officers of the Registrant..............   73
Item 11.  Executive Compensation..........................................   73
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management and Related Shareholder Matters................   74
Item 13.  Certain Relationships and Related Transactions..................   74
Item 14.  Principal Accountant Fees and Services..........................   74

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules......................   74

                                     PART I

Item 1. Description of Business


A. General

MAIN STREET TRUST, INC. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust, and FirsTech, Inc.

On  March  23,  2000,  the  Company  acquired  all of the  outstanding  stock of
BankIllinois, The First National Bank of Decatur, First Trust Bank of Shelbyville and FirsTech, Inc. following the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. into the Company. The merger, which was accounted for as a pooling of interests, was completed on March 23, 2000. The Company subse1uently merged the Company's former banking subsidiary, First Trust Bank of Shelbyville, into BankIllinois effective June 19, 2002. On November 10, 2004, the Company merged BankIllinois and The First National Bank of Decatur into BankIllinois and renamed the bank Main Street Bank & Trust.

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

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through Main Street Bank & Trust ("the Bank"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2005 the Company had consolidated total assets of $1.625 billion, shareholders' equity of $143.769 million and Wealth Management Group assets under management on of approximately $1.959 billion. Substantially all of the income of the Company is currently derived from dividends received from the subsidiaries and income from other investments. The amount of these dividends is directly related to the earnings of the subsidiaries and is subject to various regulatory restrictions. See "Supervision and Regulation".

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

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and Mastercard RPS. For the years ended December 31, 2005, 2004 and 2003, FirsTech accounted for $6.9 million (7%), $7.3 million (10%) and $7.3 million (10%), respectively, of the consolidated total revenues of the Company and accounted for $2.6 million (9%), $2.3 million (10%), and $2.3 million (9%), respectively, of the consolidated income before income tax of the Company. See Note 1 to the Consolidated Financial Statements for an analysis of segment operations.

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

Over the past three years, FirsTech's sources of processing revenue has shifted toward the processing of payments to paying agents. FirsTech's retail lockbox processing for organizations provided approximately 20%, 30% and 41% of the total revenue of FirsTech in 2005, 2004 and 2003, respectively. FirsTech processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2005, 2004 and 2003, the remittance collection business for these companies accounted for approximately 79%, 69% and 55%, respectively, of the total revenue of FirsTech.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2005, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

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

During the year ended December 31, 2005, BIF assessments ranged from 0% of deposits to 0.27% of deposits. For the semi-annual assessment period beginning January 1, 2006, BIF assessment rates will continue to range from 0% of deposits to 0.27% of deposits.

FICO Assessments. Since 1987, a portion of the deposit insurance assessments paid by members of the FDIC's Savings Association Insurance Fund ("SAIF") has been used to cover interest payments due on the outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the SAIF's predecessor insurance fund. As a result of federal legislation enacted in 1996, beginning as of January 1, 1997, both SAIF members and BIF members became subject to assessments to cover the interest payments on outstanding FICO obligations until the final maturity of such obligations in 2019. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2005, the FICO assessment rate for BIF and SAIF members was approximately 0.01% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2005, the Bank paid supervisory assessments to the DFPR totaling $188,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. The FDIC has established the following minimum capital standards for insured state non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

As of December 31, 2005: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized", as defined by applicable regulations.

Dividend Payments. The primary source of funds for t(e Company is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution or its holding company is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2005. As of December 31, 2005, approximately $51.826 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends if it determines such payment would constitute an unsafe or unsound practice.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger. The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities. The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illi.ois law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transactions accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $48.3 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $48.3 million, the reserve requirement is $1.215 million plus 10% of the aggregate amount of total transaction accounts in excess of $48.3 million. The first $7.8 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank is in compliance with the foregoing requirements.

Recent Regulatory Developments. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") into law as part of the Deficit Reduction Act of 2005. On February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the "DIF"); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC's Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC's Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.50% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF's reserve ratio at 1.50% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and the SAIF will take effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

F. Employees

The Company had a total of 499 employees at December 31, 2005, consisting of 399 full-time employees and 100 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and consumer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be good.

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

Item 1.a. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of central Illinois:

We operate primarily in central Illinois, with branch locations in eight central Illinois communities, including our headquarters located in Champaign, Illinois. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in central Illinois and our success depends upon the business activity, population, income levels, deposits and real estate activity in this area. Although our customers' business and financial interests may extend well beyond central Illinois, adverse economic conditions that affect this area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income:

As part of our general strategy, we may acquire banks and related businesses that we believe provide a strategic fit with our business. To the extent that we grow through acquisitions, we cannot assure you that we will be able to adequately and profitably manage this growth. Acquiring other banks and businesses will involve risks commonly associated with acquisitions, including:

     o potential exposure to unknown or contingent liabilities of banks and businesses we acquire;

     o exposure to potential asset quality issues of the acquired bank or related business;

     o difficulty and expense of integrating the operations and personnel of banks and businesses we acquire;

     o    potential disruption to our business;

     o    potential diversion of our management's time and attention; and

     o the possible loss of key employees and customers of the banks and businesses we acquire.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking de novo bank formations or branch openings. Generally, it may take several years for new banking facilities to first achieve operational profitability, due to the impact of organization and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake branching and de novo bank and business formations, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed:

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capita, when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We face intense competition in all phases of our business from other banks and financial institutions:

As described in the business section of this Form 10-K, the banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to grow and remain profitable. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.

Interest rates and other conditions impact our results of operations:

Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income, capital and liquidity. We measure interest rate risk under various rate scenarios and using specific criteria and assumptions. A summary of this process is presented under "Interest Rate Sensitivity" included under Item 7 of Part II of this Form 10-K. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations:

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations:

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Illinois Department of Financial and Professional Regulation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

We have a continuing need for technological change and we may not have the resources to effectively implement new technology:

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors:

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities:

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We must effectively manage our credit risk:

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks.

Commercial, financial and agricultural loans make up a significant portion of our loan portfolio:

Commercial, financial and agricultural loans were $319.861 million, or approximately 31.5% of our total loan portfolio as of December 31, 2005. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value:

Commercial real estate lending (including $119.673 million in commercial construction loans discussed in the Commercial Construction Loan section below) is a large portion of our loan portfolio. These categories were $469.506 million, or approximately 46.2% of our total loan portfolio as of December 31, 2005. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our commercial construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans:

At December 31, 2005, commercial construction loans, including land acquisition and development, totaled $119.673 million, or 11.8%, of our total loan portfolio. Construction and land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability:

One-to-four family residential mortgage loans comprised $140.304 million, or 13.8%, and home equity lines of credit (included in installment and consumer loans) comprised $39.078 million, or 3.8%, of our loan and lease portfolio at December 31, 2005, and are secured primarily by properties located in the counties of Champaign, Macon, Shelby, Tazewell, McLean, Livingston, and contiguous counties. Our concentration of these loans results in lower yields and lower profitability for us. These loans are generally made on the basis of the borrower's ability to make repayments from his or her employment and the value of the property securing the loan.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio:

Our management establishes our allowance for loan losses and maintains it at a level considered adequate to absorb loan losses that are inherent in the portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term relating to economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.32% and as a percentage of total non-performing loans was approximately 449.07%. Although management believes that the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Item 1.b. Unresolved Staff Comments

None

Item 2.   Properties

The Company and its subsidiaries conduct business in twenty-three locations. The Company's and Main Street Bank & Trust's headquarters are located at 100 W. University Ave. in Champaign, Illinois. The Company and/or its subsidiaries own the land and buildings for fifteen locations and lease eight locations, three of which are located in supermarkets. The company has plans to construct an additional facility in Peoria, Illinois and to lease a new facility in Normal, Illinois which would replace its current location.

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

There were no items submitted to a vote of security holders in the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's common stock was held by approximately 700 shareholders of record as of March 1, 2006 and is traded in the over-the-counter market.

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


                                                                         Cash
                                                 High        Low       Dividends
                                               ---------------------------------

  2004     First quarter                       $ 31.25     $ 30.60        $ 0.21
           Second quarter                        32.00       30.25          0.21
           Third quarter                         32.00       30.30          0.21
           Fourth quarter                        32.50       28.50          0.21

  2005     First quarter                       $ 30.00     $ 28.90        $ 0.22
           Second quarter                        30.00       28.65          0.22
           Third quarter                         29.40       28.55          0.22
           Fourth quarter                        30.00       29.30          0.22


During the fourth quarter of 2005, the Company declared a $0.23 per share cash dividend, which was paid on January 27, 2006. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions. See "Business
- Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program (the "Program"), allowing the purchase of up to 500,000 shares of the Company's outstanding stock. 82,712 shares were repurchased during the fourth quarter of 2005.

                      Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------
                                                                  (c) Total   (d) Maximum
                                                                   Number of     Number
                                                                    Shares     of Shares
                                                                 Purchased as   that May
                                                                    Part of      Yet Be
                                         (a) Total                 Publicly    Purchased
                                         Number of   (b) Average  Announced    Under the
                                          Shares     Price Paid    Plans or     Plans or
Period                                   Purchased    Per Share    Programs     Programs
-----------------------------------------------------------------------------------------
October 1 -
October 31, 2005 ................           6,400    $   29.50       6,400      243,912

November 1 -
November 30, 2005 ...............          46,312    $   29.62      46,312      197,600

December 1 -
December 31, 2005 ...............          30,000    $   30.00      30,000      167,600
                                        -----------------------------------------------
     Total ......................          82,712    $   29.75      82,712      167,600
                                        ===============================================

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2005. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.

                                                                             Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                           2005        2004           2003          2002         2001
                                                      ------------------------------------------------------------------
                                                                 (dollars in thousands, except per share data)
                                                      ------------------------------------------------------------------

Interest income ...................................   $   76,992    $   54,805    $   55,686    $   63,363    $   73,195
Interest expense ..................................       27,479        16,852        16,723        21,717        33,598
                                                      ------------------------------------------------------------------
Net interest income ...............................       49,513        37,953        38,963        41,646        39,597
Provision for loan losses .........................        1,530         1,100         1,470         1,450         2,670
                                                      ------------------------------------------------------------------
Net interest income after provision for loan losses       47,983        36,853        37,493        40,196        36,927
Non-interest income ...............................       20,477        19,847        20,294        18,866        17,266
Non-interest expense ..............................       39,779        33,879        32,341        33,161        30,286
Income tax expense ................................       10,373         8,043         8,841         8,520         7,736
                                                      ------------------------------------------------------------------
     Net income ...................................   $   18,308    $   14,778    $   16,605    $   17,381    $   16,171
                                                      ------------------------------------------------------------------
Basic earnings per share ..........................   $     1.82    $     1.56    $     1.62    $     1.61    $     1.48
                                                      ------------------------------------------------------------------
Diluted earnings per share ........................   $     1.80    $     1.54    $     1.60    $     1.60    $     1.45
                                                      ------------------------------------------------------------------
Return on average total assets ....................         1.24%         1.22%         1.47%         1.58%         1.47%
Return on average shareholders' equity ............        13.40%        13.08%        12.67%        12.79%        12.32%
Dividend payout ratio .............................        48.90%        54.49%        46.91%        33.54%        30.41%
Cash dividends declared per common share ..........   $     0.89    $     0.85    $     0.76    $     0.54    $     0.45
                                                      ------------------------------------------------------------------
Total assets ......................................   $1,625,137    $1,228,118    $1,154,174    $1,122,728    $1,151,511
Investment in debt and equity securities ..........      444,623       358,726       370,726       316,210       335,422
Loans held for investment, net ....................    1,002,927       761,227       666,259       664,142       673,061
Deposits ..........................................    1,275,972       974,577       898,472       868,586       884,109
Borrowings ........................................      185,838       126,782       132,978       108,457       120,102
Total shareholders' equity ........................      143,769       113,975       111,450       134,470       135,993
Total shareholders' equity to total assets ........         8.85%         9.28%         9.66%        11.98%        11.81%
Average shareholders' equity to average assets ....         9.26%         9.34%        11.63%        12.35%        11.91%
                                                      ------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2005, 2004 and 2003 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2005 compared to December 31, 2004 and at December 31, 2004 compared to December 31, 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 34 of this report.

Overview

Net income increased from $14.778 million in 2004 to $18.308 million in 2005, and diluted earnings per share increased from $1.54 in 2004 to $1.80 in 2005, due in part to the acquisition of Citizens on April 1, 2005. The net interest margin increased during 2005 as a result of eight rate hikes by the Federal Reserve during 2005 and an increase of $1.253 million in income from investments in venture capital funds in 2005 compared to 2004. Due to the nature of venture capital investments, future results cannot be predicted based on past results. Loan demand grew during 2005 and loan quality remained strong, with non-performing loans as a percentage of gross loans at 0.29% in 2005 and 2004 and 0.15% in 2003. Net income declined slightly, from $16.605 million in 2003 to $14.778 million in 2004, due to the compression of the Company's net interest margin; one-time expenses associated with the merger and name change of our subsidiary banks, The First National Bank of Decatur and BankIllinois, in the fourth quarter; and a decline in mortgage loan sales and related income. Interest rates remained at unprecedented low levels during the first half of 2004 and they increased in the second half of 2004 as a result five rate hikes by the Federal Reserve. However, the net interest margin showed a pattern of increasing during the fourth quarter of 2004, a trend that continued into 2005.

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements.

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

Allowance for Loan Losses. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. The allowance for loan losses is increased by provisions charged to operations and is reduced by loan charge-offs less recoveries. Management utilizes an approach, which provides for general and specific valuation allowances, that is based on current economic conditions, past losses, collection experience, risk characteristics of the portfolio, assessment of collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgmen4, deserve current recognition in estimating loan losses, to determine the appropriate level of the allowance for loan losses.

The allowance for loan losses related to impaired loans that are identified for evaluation is based on discounted cash flow using the loan's initial effective interest rate or the fair value, less selling costs, of the collateral for collateral dependent loans. Loans are categorized as "impaired" when, based on current information or events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, in accordance with the contractual terms of the loan agreement. The Company reviews all non-accrual and substantially delinquent loans, as well as problem loans identified by management, for impairment as defined above. A specific allowance amount will be established for impaired loans in which the present value of the expected cash flows to be generated is less than the amount of the loan recorded on the Company's books. As an alternative to discounting, the Company may use the "fair value" of any collateral supporting a collateral-dependent loan in reviewing the necessity for establishing a specific loan loss allowance amount. Specific allowances will be established for accounts having a collateral deficiency estimated to be $50,000 or more. The Company's general allowance is maintained at an adequate level to cover accounts having a collateral deficiency of less than $50,000. Loans evaluated as groups or homogeneous pools of loans will be excluded from this analysis.

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

Results of Operations

The Company had earnings of $18.308 million in 2005 compared to $14.778 million in 2004 and $16.605 million in 2003. The Company had a return on average assets of 1.24%, 1.22% and 1.47% in 2005, 2004 and 2003, respectively. Basic earnings per share were $1.82, $1.56 and $1.62 in 2005, 2004 and 2003, respectively. Diluted earnings per share was $1.80, $1.54 and $1.60 in 2005, 2004 and 2003, respectively. Management believes that a strong balance sheet and earnings are critical to success.

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


                  Net Interest Income on a Tax Equivalent Basis
                                 (in thousands)
--------------------------------------------------------------------------------
                                                 2005        2004         2003
                                               ---------------------------------
Total interest income ...................      $76,992      $54,805      $55,686
Total interest expense ..................       27,479       16,852       16,723
                                               ---------------------------------
     Net interest income ................       49,513       37,953       38,963
Tax equivalent adjustment:
     Tax-exempt investments .............          816          993        1,222
     Tax-exempt loans ...................           15           12           16
                                               ---------------------------------
       Total adjustment .................          831        1,005        1,238
                                               ---------------------------------
Net interest income (TE) ................      $50,344      $38,958      $40,201
                                               =================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                                                         Consolidated Average Balance Sheet and Interest Rates
                                                                             (dollars in thousands)
                                       ---------------------------------------------------------------------------------------------
                                                      2005                              2004                        2003
                                       ---------------------------------------------------------------------------------------------
                                         Average                           Average                         Average
                                         Balance     Interest     Rate     Balance    Interest    Rate     Balance    Interest  Rate
                                       ---------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) ...   $  326,932  $   12,465    3.81%  $  327,064  $   10,793   3.30% $  305,146  $  11,502  3.77%
Tax-exempt investment
  securities(1)(TE) ................       39,195       2,332    5.95%      46,214       2,837   6.14%     55,601      3,492  6.28%
Federal funds sold and interest
  bearing deposits(2) ..............       49,020       2,023    4.13%      37,910         600   1.58%     36,786        447  1.22%
Loans (3),(4) (TE) .................      945,089      61,003    6.45%     711,986      41,580   5.84%    645,543     41,483  6.43%
                                       ---------------------------------------------------------------------------------------------
  Total interest earning assets
    and interest income (TE) .......   $1,360,236  $   77,823    5.72%  $1,123,174 $   55,810   4.97%  $1,043,076  $  56,924  5.46%
                                       ---------------------------------------------------------------------------------------------
Cash and due from banks ............   $   44,210                       $   44,965                     $   45,872
Premises and equipment .............       21,239                           17,184                         17,864
Other assets .......................       49,006                           23,944                         19,848
                                       ---------------------------------------------------------------------------------------------
  Total assets .....................   $1,474,691                       $1,209,267                     $1,126,660
                                       =============================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits ...   $   74,976  $      426    0.57%  $   93,315  $      635   0.68% $   87,351  $     641   0.73%
Savings ............................      427,341       7,529    1.76%     345,624       3,432   0.99%    284,641      2,586   0.91%
Time deposits ......................      440,592      13,634    3.09%     352,596       9,905   2.81%    337,737     10,843   3.21%
Federal funds purchased, repurchase
  agreements and notes payable .....      115,679       3,097    2.68%      97,503       1,271   1.30%     95,029      1,094   1.15%
FHLB advances & other
  borrowings .......................       60,351       2,793    4.63%      29,925       1,609   5.38%     28,492      1,559   5.47%
                                       ---------------------------------------------------------------------------------------------
  Total interest bearing liabilities
    and interest expense ...........   $1,118,939  $   27,479    2.46%  $  918,963  $   16,852   1.83% $  833,250  $  16,723   2.01%
                                       ---------------------------------------------------------------------------------------------
Non-interest bearing demand
  deposits .........................      132,982                          100,913                         89,935
Non-interest bearing savings
  deposits .........................       71,535                           66,163                         62,056
Other liabilities ..................       14,614                           10,260                         10,339
                                       ---------------------------------------------------------------------------------------------
  Total liabilities ................   $1,338,070                       $1,096,299                     $  995,580
Shareholders' equity ...............      136,621                          112,968                        131,080
                                       ---------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity ...........   $1,474,691                       $1,209,267                     $1,126,660
                                       =============================================================================================
Interest spread (average
  rate earned minus
  average rate paid) (TE) ..........                               3.26%                            3.14%                      3.45%
                                       =============================================================================================
Net interest income (TE) ...........               $   50,344                       $   38,958                     $  40,201
                                       =============================================================================================
Net yield on interest
  earnings assets (TE) .............                               3.70%                            3.47%                      3.85%
                                       =============================================================================================
Notes: see next page for notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Table:

     (1) Investments in debt securities are included at carrying value. Income from investments in venture capital funds of approximately $1.557 million, $304,000 and $303,000 in 2005, 2004 and 2003, respectively, is included in interest income from taxable investment securities. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2) Federal funds sold and interest earning deposits include approximately $275,000, $66,000 and $71,000 in 2005, 2004 and 2003, respectively, of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance of loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $1.181 million, $1.410 million and $1.706 million in 2005, 2004 and 2003, respectively, are included in total loan income.

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


                                                          Analysis of Volume and Rate Changes
                                                                      (in thousands)
                                       ----------------------------------------------------------------------
                                                        2005                               2004
                                       ----------------------------------------------------------------------
                                        Increase                              Increase
                                       (Decrease)                            (Decrease)
                                          from                                  from
                                        Previous       Due to    Due to       Previous    Due to      Due to
                                          Year         Volume     Rate          Year      Volume       Rate
                                       ----------------------------------------------------------------------
Interest Income
  Taxable investment securities .....   $  1,672    $     (4)   $  1,676    $   (709)   $    788    $ (1,497)
  Tax-exempt investment securities ..       (505)       (420)        (85)       (655)       (578)        (77)
  Federal funds sold and interest
    bearing deposits ................      1,423         219       1,204         153          14         139
  Loans .............................     19,423      14,697       4,726          97       4,063      (3,966)
                                        ---------------------------------------------------------------------
    Total interest income ...........   $ 22,013    $ 14,492    $  7,521    $ (1,114)   $  4,287    $ (5,401)
                                        ---------------------------------------------------------------------
Interest Expense
  Interest bearing demand
    and savings deposits ............   $  3,888    $    393    $  3,495    $    840    $    609    $    231
  Time deposits .....................      3,729       2,650       1,079        (938)        461      (1,399)
  Federal funds purchased, repurchase
    agreements and notes payable ....      1,826         275       1,551         177          29         148
  Federal Home Loan Bank advances
    and other borrowings ............      1,184       1,435        (251)         50          77         (27)
                                        ---------------------------------------------------------------------
    Total interest expense ..........   $ 10,627    $  4,753    $  5,874    $    129    $  1,176    $ (1,047)
                                        ---------------------------------------------------------------------
Net Interest Income (TE) ............   $ 11,386    $  9,739    $  1,647    $ (1,243)   $  3,111    $ (4,354)
                                        =====================================================================


Total average earning assets increased from $1.123 billion in 2004 to $1.360 billion in 2005 and generated higher interest income on a tax equivalent (TE) basis, mainly as a result of the Citizens acquisition along with increased interest rates in 2005 compared to 2004. Average loans increased $233.103 million, resulting in an increase in interest income (TE) of $19.423 million, of which $14.697 million was due to higher volume and $4.726 million due to an increase in rates. Average federal funds sold and interest-bearing deposits increased $11.110 million and generated $1.423 million more interest income than in 2004, of which $1.204 million was due to an increase in rates and $219,000 due to higher volume. Somewhat offsetting these increases in average balances was a decrease in average tax-exempt investment securities of $7.019 million, resulting in a decrease in interest income of $505,000, mainly due to lower volume. Average taxable investment securities decreased $132,000, but generated $1.672 million more interest income, primarily due to higher rates.

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

The following table summarizes the quarterly increase (decrease) in total interest income, total interest expense and net interest income in 2005 and 2004 compared to the same periods the prior year. Between July 1, 2004 and December 31, 2005, there were 13 increases in the prime interest rate of 25 basis points each.


                                 Total          Total        Net
                                Interest       Interest   Interest
                                Income (TE)    Expense   Income (TE)
                               ------------------------------------
2004    First quarter ......    $ (1,232)    $   (638)    $   (594)
        Second quarter .....        (824)        (264)        (560)
        Third quarter ......         (83)         376         (459)
        Fourth quarter .....       1,025          655          370
                                ----------------------------------
        Year-to-date .......    $ (1,114)    $    129     $ (1,243)
                                ==================================

2005    First quarter ......    $    956     $    611     $    345
        Second quarter .....       6,818        2,923        3,895
        Third quarter ......       7,415        3,166        4,249
        Fourth quarter .....       6,824        3,927        2,897
                                ----------------------------------
        Year-to-date .......    $ 22,013     $ 10,627     $ 11,386
                                ==================================

The Company establishes interest rates on loans and deposits based on market rates such as the 91-day Treasury Bill rate and the national prime rate, while at the same time being mindful of interest rates offered by other financial institutions in the local community. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally higher in 2005 compared to 2004. The average yield on federal funds sold and interest bearing-deposits increased 255 basis points, from 1.58% in 2004 to 4.13% in 2005. The average rate earned on loans increased 61 basis points from 5.84% in 2004 to 6.45% in 2005. The average yield on taxable investment securities increased 51 basis points, from 3.30% in 2004 to 3.81% in 2005. These higher average yields were primarily due to eight interest rate hikes initiated by the Federal Reserve during 2005. Somewhat offsetting these higher yields was a decrease in the average yield on tax-exempt investment securities of 19 basis points from 6.14% in 2004 to 5.95% in 2005.

The total actual balance of loans at December 31, 2005 was higher than at December 31, 2004. Commercial, financial and agricultural loans increased $5.204 million from 2004 to 2005. Commercial real estate loans increased $159.676 million from 2004 to 2005. Residential real estate loans increased $77.840 million from 2004 to 2005. Installment and consumer loans increased $2.802 million from 2004 to 2005.

Average rates on total interest bearing liabilities increased 63 basis points, from 1.83% in 2004 to 2.46% in 2005 and interest expense increased $10.627 million in 2005 compared to 2004 due to increases in both rates and volume. The overall increase in interest expense was caused by an increase in interest expense on all categories of interest bearing liabilities. The average rate paid on federal funds purchased, repurchase agreements and notes payable i.creased 138 basis points from 1.30% in 2004 to 2.68% in 2005. This resulted in an increase in interest expense of $1.826 million, of which $1.551 million was due to higher rates and $275,000 was due to an increase in volume. The average rate paid on interest bearing demand and savings deposits increased 65 basis points, from 0.93% in 2004 to 1.58% in 2005. This resulted in an increase in interest expense of $3.888 million in 2005, of which $3.495 million was attributable to increased rates and $393,000 was due to higher rates. The average rate paid on time deposits increased 28 basis points, from 2.81% in 2004 to 3.09% in 2005. This resulted in an increase of $3.729 million in interest expense, of which $2.650 million was due to an increase in volume and $1.079 million was due to higher rates. Although the average rate paid on Federal Home Loan Bank advances and other borrowings decreased 75 basis points, from 5.38% in 2004 to 4.63% in 2005, interest expense increased a total of $1.184 million, of which $1.435 million was due to higher volume, offset somewhat by $251,000 due to a decrease in rates.

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

Net charge-offs decreased to $1.142 million in 2005 from $1.236 million in 2004. The Company charged off $1.459 million in loans during 2005 compared to $1.692 million in 2004. This was due to a decrease in charge-offs for installment and consumer loans of $513,000 in 2005 compared to 2004. This decrease was primarily the result of a reduction in Owners Option indirect vehicle program charge-offs from $415,000 in 2004 to $5,000 in 2005. This decreases was offset somewhat by increases in charge-offs for commercial, financial and agricultural loans and residential real estate loans of $264,000 and $16,000, respectively. Recoveries of previously charged off loans decreased from $456,000 in 2004 to $317,000 in 2005, with the largest decrease in the area of commercial, financial and agricultural loans, which decreased $180,000 from 2004 to 2005. The provision for loan losses increased $430,000 from $1.100 million in 2004 to $1.530 million in 2005 and the ratio of net charge-offs to average net loans decreased to 0.12% in 2005 from 0.17% in 2004. The Company continues to emphasize credit analysis and early detection of problem loans.

Noninterest Income and Expense

The following table summarizes selected categories of non-interest income and non-interest expense for the years ended December 31 2005, 2004 and 2003. The acquisition of Citizens on April 1, 2005, has been accounted for as a purchase. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company's new banking center in East Peoria, Illinois became fully operational in the fourth quarter of 2004.


                         Noninterest Income and Expense
                        for the Year Ended: December 31,
-------------------------------------------------------------------------------
Non-interest Income (in thousands)                 2005       2004        2003
                                               --------------------------------
Remittance processing (1)....................  $  6,748    $  7,201   $  7,211
Trust and brokerage fees (2) ................     7,599       6,492      5,783
Service charges on deposit accounts (3) .....     2,923       2,419      2,545
Securities transactions, net (4) ............      (586)        133        (12)
Gain on sales of mortgage loans, net (5) ....       886         997      2,536
Other (6) ...................................     2,907       2,605      2,231
                                               --------------------------------
       Total non-interest income ............  $ 20,477    $ 19,847   $ 20,294
                                               ================================

Non-interest Expense (in thousands)                2005       2004       2003
                                               --------------------------------
Salaries and employee benefits (7) ..........  $ 23,099    $ 18,889   $ 18,245
Occupancy (8) ...............................     3,074       2,669      2,489
Equipment ...................................     2,592       2,512      2,389
Data processing (9) .........................     2,416       2,283      2,108
Office supplies .............................     1,245       1,247      1,266
Service charges from correspondent banks (10)       513         781        931
Amortization of core deposit intangibles (11)       653          --         --
Other (12) ..................................     6,187       5,498      4,913
                                               --------------------------------
       Total non-interest expense ...........  $ 39,779    $ 33,879   $ 32,341
                                               ================================

     (1) Remittance processing income decreased $453,000, or 6.3%, in 2005 compared to 2004. This was due to an $867,000, or 40.2%, decrease in lockbox processing income, offset somewhat by a $434,000, or 8.7%, increase in electronic processing income. The decrease in lockbox processing income was mainly due to the loss of two major accounts in the fourth quarter of 2004. This decrease was offset somewhat by an increase in electronic processing income from new and existing
          Internet Agent customers. In 2004, remittance processing income remained almost unchanged compared to 2003.

     (2) Trust and brokerage fees increased $1.107 million, or 17.1%, in 2005 compared to 2004. Included in this increase were a $391,000, or 262.7%, increase in farm realty income mainly attributable to the environment surrounding elevated land values and sales activity as a result, and a $325,000, or 127.9%, increase in estate fees primarily as a result of serving as executor to one large estate. Wealth Management Group assets under management increased $194.000 million, or 11.0%, to $1.959 billion at December 31, 2005 from $1.765 billion at December 31, 2004. Trust and brokerage fees increased $709,000, or 12.3%, in 2004 compared to 2003. This increase was the result of strong investment performance for existing clients and obtaining new investment accounts. Wealth Management Group assets under management increased $251.000 million to $1.765 billion at December 31, 2004 compared to $1.514 billion at December 31, 2003.

     (3) Service charges on deposit accounts increased $504,000, or 20.8%, in 2005 compared to 2004. The Company's new Bloomington locations generated $733,000 in service charges on deposit accounts. In 2004, service charges on deposit accounts decreased $126,000, or 5.0%, from $2.545 million at December 31, 2003 to $2.419 million at December 31, 2004.

     (4) Loss from securities transactions was $586,000 in 2005, compared to a gain of $133,000 in 2004. This loss was due to $601,000 in losses realized on an investment in one venture capital fund, offset slightly by net gains of $15,000 on sales of several equity securities. The income from securities transactions of $133,000 in 2004 represented an increase of $145,000 compared to 2003. This increase was due to a gain on the sale of one security.


     (5) Gains on sales of mortgage loans decreased $111,000, or 11.1%, in 2005 compared to 2004. This decrease was due to a decrease of approximately $11.530 million, or 15.0%, in mortgage loans funded in 2005 compared to 2004, primarily as a result of a decrease in refinancings. Gains on sales of mortgage loans decreased $1.539 million, or 60.7%, in 2004 compared to 2003. This decrease was due to a decrease of approximately $132.328 million, or 63.3%, in mortgage loans funded in 2004 compared to 2003, primarily as a result of a decrease in refinancings.

     (6) Other non-interest income increased $302,000, or 11.6%, in 2005 compared to 2004. Included in this increase was a $178,000 increase in key man insurance income due to $120,000 of income from the Company's new Bloomington locations and $58,000 in proceeds from two policies. Other non-interest income increased $374,000, or 16.8%, in 2004 compared to 2003. Included in other non-interest income in 2004 was a $291,000 gain on the sale of two parking lots.

     (7) Salaries and employee benefits increased $4.210 million, or 22.3%, in 2005 compared to 2004. Included in salaries and employee benefits in 2005 was $2.265 million attributable to the Company's new Bloomington locations and $454,000 attributable to the Company's new East Peoria banking branch. In 2004, salaries and employee benefits increased $644,000, or 3.5%, compared to 2003.

     (8) Occupancy expense increased $405,000, or 15.2%, in 2005 compared to 2004. Of this increase, $400,000 was attributable to the Company's new Bloomington locations. In 2004, occupancy expense increased $180,000, or 7.2%, compared to 2003.

     (9) Data processing expense increased $133,000, or 5.8%, in 2005 compared to 2004. This increase was attributable, in part, to the Company's new Bloomington locations. Data processing expense increased $175,000, or 8.3%, in 2004 compared to 2003. In 2004, data processing expense included additional costs related to the subsidiary merger of BankIllinois and The First National Bank of Decatur.

     (10) Service charges from correspondent banks decreased $268,000, or 34.3%, in 2005 compared to 2004. This was largely due to the loss of two lockbox accounts in the fourth quarter of 2004 as described in footnote 1, which resulted in a significant decrease in cleared checks during 2005 compared to 2004.

     (11) The   amortization  of  core  deposit   intangibles  of  $653,000  was
          attributable to the acquisition of Citizens.

     (12) Other non-interest expense increased $689,000, or 12.5%, in 2005 compared to 2004. This was mainly due to the acquisition of Citizens and the Company's new East Peoria banking location. Other non-interest expense increased $585,000, or 11.9%, in 2004 compared to 2003.
          Included in other non-interest expense in 2004 were approximately $413,000 of additional marketing research and agency fees, primarily related to the merger of BankIllinois and The First National Bank of Decatur for purposes of marketing, promotion and branding the new entity, Main Street Bank & Trust, direct loan promotional costs relating to the increase in home equity loans and additional costs related to Sarbanes-Oxley compliance.


Income Tax Expense

Income tax expense increased $2.330 million, or 29.0%, from $8.043 million in 2004 to $10.373 million in 2005. This was mainly due to an increase in taxable income. In 2004, income tax expense decreased $798,000, or 9.0%, from $8.841 million in 2003. The Company's effective tax rate was 36.2%, 35.2% and 34.7% for the years ended December 31, 2005, 2004 and 2003, respectively.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets increased $397.019 million, or 32.3%, to $1.625 billion at December 31, 2005 compared to $1.228 billion at December 31, 2004. There were increases in all asset categories except investments in debt and equity securities held to maturity. Most of the change in total assets was attributable to the acquisition of Citizens. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. On April 1, 2005, Citizens total assets were $330.983 million.

Cash and due from banks increased $18.874 million, or 57.0%, to $52.007 million at December 31, 2005 compared to $33.133 million at December 31, 2004. The Citizens acquisition contributed $6.022 million to the increase in cash and due from banks.

Federal funds sold and interest bearing deposits increased $10.264 million, or 32.3%, to $42.059 million at December 31, 2005 compared to $31.795 million at December 31, 2004. The Citizens acquisition contributed $16.630 million. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $85.897 million, or 23.9%, to $444.623 million at December 31, 2005 compared to $358.726 million at December 31, 2004. Included in the change were increases of $73.507 million, or 27.3%, in investments in securities available for sale and $17.012 million, or 213.1%, in non-marketable equity securities offset somewhat by a decrease of $4.622 million, or 5.7%, in securities held to maturity. $16.374 million of FHLB Stock owned by Citizens on April 1, 2005 is included in the increase in non-marketable equity securities. The Citizens acquisition contributed $23.865 million of investments in securities available for sale. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $241.700 million, or 31.8%, to $1.003 billion at December 31, 2005 from $761.227 million at December 31, 2004. The Citizens acquisition contributed $228.114 million to the increase in loans.

Mortgage loans held for sale increased $656,000, or 65.3%, to $1.661 million at December 31, 2005 compared to $1.005 million at December 31, 2004. The Citizens acquisition contributed $282,000 to the increase.

The increase in year-end assets was primarily the result of the acquisition of Citizens which had total assets of $330.983 million at April 1, 2005. Contributing to the increase in total assets was the $301.395 million increase in total deposits at December 31, 2005 compared to December 31, 2004. Of this $301.395 million increase in total deposits, $232.089 million was attributable to the acquisition of Citizens. The increase in deposits included $67.915 million in non-interest bearing deposits ($28.496 million due to the acquisition of Citizens) and $233.480 million in interest bearing deposits ($203.593 million due to the acquisition of Citizens). Also contributing to the increase in year-end assets was a $21.552 million increase in federal funds purchased, repurchase agreements and notes payable (none due to the Citizens acquisition), a $37.504 million increase in Federal Home Loan Bank advances and other borrowings ($37.599 million due to the acquisition of Citizens).

Average assets were $265.424 million, or 21.9%, higher in 2005 than 2004. Included in the increase in average assets were increases in net loans of $233.103 million, or 32.7%, other assets of $25.062 million, or 104.7%, federal funds sold and interest bearing deposits of $11.110 million, or 29.3%, and premises and equipment of $4.055 million, or 23.6%. These increases were somewhat offset by average decreases of $7.019 million, or 15.2%, in tax-exempt investment securities, a decrease of $755,000, or 1.7%, in cash and due from banks, and a decrease of $132,000 in taxable investment securities.

Shifts in funding sources occurred as total average deposits increased $188.815 million, or 19.7%, total average federal funds purchased, repurchase agreements and notes payable increased $18.176 million, or 18.6%, and average Federal Home Loan Bank advances and other borrowings increased $30.426 million, or 101.7%, in 2005 from 2004. Included in the increase in average deposits was a shift in the average deposit mix in 2005 versus 2004. There were increases in four out of five categories of deposits. Average time deposits increased $87.996 million, or 25.0%, average savings increased $81.717 million, or 23.6%, average non-interest bearing demand deposits increased $32.069 million, or 31.8%, and average non-interest bearing savings increased $5.372 million, or 8.1%. Somewhat offsetting these increases in average deposits was a decrease in average interest bearing demand deposits of $18.339 million, or 19.7%.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:


                         Carrying Value of Securities(1)
                                 (in thousands)
December 31,                                    2005         2004         2003
--------------------------------------------------------------------------------
Securities available-for-sale:
  Federal agencies ......................     $312,484     $218,994     $220,199
  Mortgage-backed securities ............       13,657       27,713       23,007
  State and municipal ...................       13,834       16,715       17,317
  Marketable equity securities ..........        3,112        6,158        5,391
                                              ----------------------------------
         Total ..........................     $343,087     $269,580     $265,914
                                              ==================================
Securities held-to-maturity:
  Federal agencies ......................     $ 38,650     $ 40,931     $ 10,704
  Mortgage-backed securities ............       17,091       14,992       50,029
  State and municipal ...................       20,801       25,241       36,323
                                              ----------------------------------
         Total ..........................     $ 76,542     $ 81,164     $ 97,056
                                              ==================================
Non-marketable equity securities:
  FHLB and FRB stock(2) .................     $ 21,450     $  4,279     $  4,259
  Other equity investments ..............        3,544        3,703        3,497
                                              ----------------------------------
         Total ..........................     $ 24,994     $  7,982     $  7,756
                                              ----------------------------------
         Total securities ...............     $444,623     $358,726     $370,726
                                              ==================================


     (1) Investment securities available-for-sale are carried at fair value. Investment securities held-to-maturity are carried at amortized cost.

     (2) FHLB and FRB are commonly used acronyms for Federal Home Loan Bank and Federal Reserve Bank, respectively. All FRB stock was redeemed after the merger in November 2004.


The unrealized loss on securities available-for-sale, net of tax effect, increased $1.379 million to a loss of $1.597 million at December 31, 2005 from a loss of $218,000 at December 31, 2004.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2005:

                                                       Maturities and Weighted Average Yields of Debt Securities
                                                                        (dollars in thousands)
                                                                          December 31, 2005
                                      -------------------------------------------------------------------------------------------
                                           1 year              1 to 5           5 to 10             Over
                                           or less             years             years            10 years         Total
                                        Amount   Rate      Amount   Rate     Amount   Rate     Amount  Rate    Amount    Rate
                                      -------------------------------------------------------------------------------------------
Securities available-for-sale:
  Federal agencies ................   $146,255   3.06%   $164,779   3.87%  $  1,450   4.72%  $    --     --%  $312,484   3.49%
  Mortgage-backed securities(1) ...      3,125   3.84%     10,016   4.46%       516   6.05%       --     --   $ 13,657   4.38%
  State and municipal (TE)(2) .....      3,638   5.07%      7,011   6.53%     2,711   7.59%      474   7.76%    13,834   6.40%
  Marketable equity securities(3) .         --    --           --     --         --     --        --     --      3,112     --
                                      -----------------------------------------------------------------------------------------
         Total ....................   $153,018           $181,806          $  4,677          $   474          $343,087
                                      =========================================================================================
Average Yield (TE)(2) .............              3.12%              4.01%             6.53%            7.76%             3.65%
                                      =========================================================================================
Securities held-to-maturity:
  Federal agencies ................   $ 11,344   2.63%   $ 22,581   3.04%  $  4,725   3.85%  $    --     --   $ 38,650   3.02%
  Mortgage-backed securities(1) ...      2,675   3.06%     10,614   4.60%       704   5.16%    3,098   5.50%    17,091   4.54%
  State and municipal (TE)(2) .....      9,475   5.21%     10,971   6.27%       195   7.31%      160   7.95%    20,801   5.81%
                                      -----------------------------------------------------------------------------------------
         Total ....................   $ 23,494           $ 44,166          $  5,624          $ 3,258          $ 76,542
                                      =========================================================================================
Average Yield (TE)(2) .............              3.72%              4.22%             4.13%            5.62%             4.12%
                                      =========================================================================================
Non-marketable equity securities(3)
  FHLB stock ......................         --     --          --     --         --     --        --     --   $ 21,450     --
  Other equity investments ........         --     --          --     --         --     --        --     --      3,544     --
                                      -----------------------------------------------------------------------------------------
         Total ....................   $     --     --    $     --     --   $     --     --   $    --     --   $ 24,994     --
                                      =========================================================================================

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


Loans

The following tables present the amounts and percentages of loans at December 31 for the years indicated according to the categories of commercial, financial and agricultural; real estate commercial; real estate residential; and installment and consumer loans.


                                                               Amount of Loans Outstanding
                                                                 (dollars in thousands)
                                               2005         2004         2003         2002         2001
                                           ---------------------------------------------------------------
Commercial, financial and agricultural..   $  319,861   $  314,657   $  249,795   $  234,045   $  246,042
Real Estate - Commercial ...............      469,506      309,830      298,075      265,970      209,950
Real Estate - Residential ..............      140,304       62,464       50,922       77,857      106,743
Installment and consumer ...............       86,728       83,926       77,253       95,529      119,585
                                           ---------------------------------------------------------------
     Total loans .......................   $1,016,399   $  770,877   $  676,045   $  673,401   $  682,320
                                           ==============================================================


                                                         Percentage of Loans Outstanding
                                                 2005       2004       2003       2002       2001
                                              ----------------------------------------------------
Commercial, financial and agricultural..        31.47%     40.82%     36.95%     34.75%     36.06%
Real Estate - Commercial ...............        46.19%     40.19%     44.09%     39.50%     30.77%
Real Estate - Residential ..............        13.81%      8.10%      7.53%     11.56%     15.64%
Installment and consumer ...............         8.53%     10.89%     11.43%     14.19%     17.53%
                                              ----------------------------------------------------
     Total .............................       100.00%    100.00%    100.00%    100.00%    100.00%
                                              ====================================================

The Company's loan portfolio totaled approximately $1.016 billion at December 31, 2005, representing 62.5% of total assets at that date. Total loans increased $245.522 million, or 31.8%, from December 31, 2004 to December 31, 2005 with increases in commercial, financial and agricultural loans, commercial real estate loans, residential real estate loans, and installment and consumer loans of $5.204 million, $159.676 million, $77.840 and $2.802 million, respectively.

Total loans increased $94.832 million, or 14.0%, from December 31, 2003 to December 31, 2004, with increases in commercial, financial and agricultural loans, commercial real estate loans, residential real estate loans, and installment and consumer loans of $64.862 million, $11.755 million, $11.542 million and $6.673 million, respectively.

The balance of loans outstanding as of December 31, 2005 by maturities is shown in the following table:


                                                                   Maturity of Loans Outstanding
                                                                       (dollars in thousands)
                                                        ----------------------------------------------------
                                                                        December 31, 2005
                                                        ----------------------------------------------------
                                                          1 year          1-5         Over 5
                                                          or less        years         years         Total
                                                        ----------------------------------------------------
Commercial, financial and agricultural ..............   $  192,458    $   93,223    $   34,180    $  319,861
Real Estate - Commercial ............................      168,024       198,056       103,426    $  469,506
Real Estate - Residential ...........................       12,354        38,016        89,934    $  140,304
Installment and consumer ............................       24,175        38,761        23,792    $   86,728
                                                        ----------------------------------------------------
     Total ..........................................   $  397,011    $  368,056    $  251,332    $1,016,399
                                                        ====================================================
Percentage of total loans outstanding ...............       39.06%        36.21%        24.73%       100.00%
                                                        ====================================================

As of December 31, 2005, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $41.572 million in fixed-rate loans and $85.831 million in floating-rate loans. Commercial real estate loans with maturities greater than one year at December 31, 2005 were comprised of $66.673 million in fixed-rate loans and $234.809 million in floating-rate loans. Residential real estate loans with maturities greater than one year at December 31, 2005 included $52.804 million in fixed-rate loans and $75.146 million in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.


                                                                  Allowance for Loan Losses
                                                                    (dollars in thousands)
                                              -------------------------------------------------------------
                                                 2005        2004         2003         2002         2001
                                              -------------------------------------------------------------
Allowance for loan losses at
  beginning of year .......................   $  9,650     $  9,786     $  9,259     $  9,259     $  8,879
Allocation for loan losses attributable to
  acquisition of Citizens .................   $  3,434     $     --     $     --     $     --     $     --
                                              -------------------------------------------------------------
Charge-offs during period:
  Commercial, financial and agricultural ..   $   (552)    $   (288)    $   (148)    $    (55)    $ (1,165)
  Real Estate - Commercial ................         --           --           --          (48)          --
  Real Estate - Residential ...............        (64)         (48)         (42)        (125)         (27)
  Installment and consumer ................       (843)      (1,356)      (1,450)      (1,699)      (1,481)
                                              -------------------------------------------------------------
     Total ................................   $ (1,459)    $ (1,692)    $ (1,640)    $ (1,927)    $ (2,673)
                                              -------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ..   $     34     $    214     $    452     $    245     $    179
  Real Estate - Commercial ................          5           --            2           --           --
  Real Estate - Residential ...............         --           15           46           31           37
  Installment and consumer ................        278          227          199          201          167
                                              -------------------------------------------------------------
     Total ................................   $    317     $    456     $    699     $    477     $    383
                                              -------------------------------------------------------------
          Net charge-offs .................   $ (1,142)    $ (1,236)    $   (941)    $ (1,450)    $ (2,290)
Provision for loan losses .................      1,530        1,100        1,470        1,450        2,670
                                              -------------------------------------------------------------
Allowance for loan losses at end of year ..   $ 13,472     $  9,650     $  9,788     $  9,259     $  9,259
                                              ============================================================
Ratio of net charge-offs to
  average net loans .......................       0.12%        0.17%        0.15%        0.22%        0.34%
                                              ============================================================

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

The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and management's competence and judgment in overseeing lending, collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The risk of loss from commercial real estate loans is impacted by the value of real estate, which can fluctuate significantly in a short period of time. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations, current delinquent and nonperforming loans, current economic conditions, peer group information and results of recent audits or regulatory examinations. Charged off commercial, financial and agricultural loans in 2001 included two agricultural credits totaling $847,000. The level of charge-offs of installment and consumer loans reported between 2001 and 2004 were reflective of the significant growth of the indirect loan portfolio in 1999 and 2000. The level of charge-offs of installment and consumer loans decreased in 2005 compared to 2004 as a result of a reduction in Owners Option indirect vehicle program charge-offs from $415,000 in 2004 to $5,000 in 2005.

The following table shows the allocation of the allowance for loan losses to each loan category.


                                             Allocation of the Allowance for Loan Losses
                                                            (in thousands)
                                           -----------------------------------------------
                                             2005      2004      2003      2002      2001
                                           -----------------------------------------------
Allocated:
  Commercial, financial and agricultural   $ 4,433   $ 2,945   $ 2,540   $ 2,438   $ 2,333
  Real Estate - Commercial .............     5,991     3,981     3,433     3,294     3,154
  Real Estate - Residential ............       424       198       153       345       419
  Installment and consumer .............     1,447     1,605     2,428     1,763     2,000
                                           -----------------------------------------------
          Total allocated allowance ....   $12,295   $ 8,729   $ 8,554   $ 7,840   $ 7,906
Unallocated allowances .................     1,177       921     1,232     1,419     1,353
                                           -----------------------------------------------
          Total ........................   $13,472   $ 9,650   $ 9,786   $ 9,259   $ 9,259
                                           ===============================================

The allocated portion of the allowance for loan losses increased $3.566 million from $8.729 million at December 31, 2004 to $12.295 million at December 31, 2005. Of this increase, the allowance for commercial, financial and agricultural loans increased $1.488 million from $2.945 million at December 31, 2004 to
$4.433 million at December 31, 2005. The allowance for loan losses for commercial real estate loans increased $2.010 million from $3.981 million at December 31, 2004 to $5.991 million at December 31, 2005, which was reflective of the increase in commercial real estate loans in 2005 compared to 2004. The allowance for residential real estate loans increased $226,000 from $198,000 at December 31, 2004 to $424,000 at December 31, 2005. Somewhat offsetting these increases was a decrease in the allowance for installment and consumer loans of $158,000 from $1.605 million at December 31, 2004 to $1.447 million at December 31, 2005. The portion of the allowance for loan losses that was unallocated increased by $256,000 to $1.177 million at December 31, 2005 from $921,000 a year earlier. The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocation.

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


                                                   Nonperforming Loans
                                                     (in thousands)
                                      ------------------------------------------
                                        2005     2004     2003     2002     2001
                                      ------------------------------------------
Nonaccrual loans(1) ...............   $2,234   $1,689   $  399   $1,392   $3,341
Loans past due 90 days or more ....   $  766   $  547   $  621   $  829   $1,774
Restructured loans ................   $  324   $  497   $   18   $   20   $   67


     (1)  Includes $975,000,  $509,000, $269,000, $628,000 and $3.216 million at
          December 31, 2005, 2004, 2003, 2002 and 2001, respectively, of loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).


                                                 Other Nonperforming Assets
                                                      (in thousands)
                                         ---------------------------------------
                                          2005     2004     2003    2002    2001
                                         ---------------------------------------
Other real estate owed ...............    $188    $  --    $  --    $ 58    $ --
Nonperforming other assets ...........    $ 36    $  33    $  55    $ 94    $153


There were no other interest earning assets that would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2005, the Company had $21.410 million in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $21.410 million of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $2.234 million of nonaccrual loans at December 31, 2005 compared to $1.689 million at December 31, 2004. Included in nonaccrual loans at December 31, 2005 was $599,000 attributable to one commercial loan. As of December 31, 2005, a specific valuation allowance of $250,000 had been assigned to this loan, and the remaining balance was considered adequately collateralized. Loans past due 90 days or more but still accruing interest increased by $219,000 in 2005 to a balance of $766,000 at December 31, 2005, from $547,000 at December 31, 2004. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2005 based on levels of performance and also details the allocation of interest collected during the period in 2005 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making periodic payments would be included in the limited performance category.


                                                 Nonaccrual and Related Interest Payments
                                                             (in thousands)
                                         --------------------------------------------------------
                                                                Cash Interest Payments Applied As:
                                          At December 31, 2005 -----------------------------------
                                         --------------------             Recovery of   Reduction
                                            Book  Contractual  Interest  Prior Partial      of
                                          Balance   Balance     Income    Charge-offs   Principal
                                         --------------------------------------------------------
Not contractually past due ...........   $    179   $    179   $     16    $    --       $    1
Contractually past due with:
  Substantial performance ............         --         --         --         --           --
  Limited performance ................        411        411          6         --            8
  No performance .....................      1,644      1,649         --         --           --
                                         -------------------------------------------------------
Total ................................   $  2,234   $  2,239   $     22    $    --       $    9
                                         =======================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2005 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Total premises and equipment increased $5.960 million, or 34.9%, from $17.087 million at December 31, 2004 to $23.047 million at December 31, 2005. The increase included the acquisition of Citizens, which contributed $5.993 million and purchases of $2.516 million offset somewhat by depreciation and amortization expense of $2.533 million, loss on disposal of property of $8,000 and proceeds from sale of property of $8,000.

Goodwill

Goodwill of $20.736 million at December 31, 2005, was due to the acquisition of Citizens.

Core Deposit Intangibles

Core deposit intangibles of $4.569 million at December 31, 2005, were due to the acquisition of Citizens.

Other Assets

Other assets increased $6.472 million, or 34.8%, to $25.047 million at December 31, 2005 compared to $18.575 million at December 31, 2004. The Citizens acquisition contributed $6.174 million to the increase in other assets.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:


                                                   Average Balance and Weighted Average Rate of Deposits
                                                                   (dollars in thousands)
                                           -------------------------------------------------------------------
                                                      2005                  2004                2003
                                           -------------------------------------------------------------------
                                                        Weighted              Weighted               Weighted
                                             Average     Average     Average   Average      Average   Average
                                             Balance      Rate       Balance    Rate        Balane      Rate
                                           -------------------------------------------------------------------
Demand
  Non-interest bearing .................   $  132,982       --    $  100,913      --      $   89,935       --
  Interest bearing .....................       74,976     0.57%       93,315    0.68%         87,351     0.73%
Savings
  Non-interest bearing .................       71,535       --        66,163      --          62,056       --
  Interest bearing .....................      427,341     1.76%      345,624    0.99%        284,641     0.91%
Time
  $100,000 and more ....................      126,344     3.17%      111,317    2.64%        113,604     3.22%
  Under $100,000 .......................      314,248     3.06%      241,279    2.89%        224,133     3.21%
                                           -------------------------------------------------------------------
      Totals ...........................   $1,147,426             $  958,611             $   861,720
                                           ===================================================================

In analyzing its deposit activity, management has noted that average total deposits increased $188.815 million, or 19.7%, during 2005. Included in this increase were shifts in the average deposit mix in 2005 versus 2004. There were increases in average non-interest bearing deposits of $32.069 million, or 31.8%, average non-interest bearing savings deposits of $5.372 million, or 8.1%, average interest bearing savings deposits of $81.717 million, or 23.6%, average time deposits of $100,000 and more of $15.027 million, or 13.5%, and average time deposits under $100,000 of $72.969 million, or 30.2%. Slightly offsetting these increases in average deposits was a decrease in average interest bearing demand deposits of $18.339 million, or 19.7%.

The table below sets forth the maturity of time deposits greater than $100,000 at December 31, 2005:


                         Maturity of Time Deposits of $100,000 or More
                                         (in thousands)
----------------------------------------------------------------------------------------------------
                                                                                        Total Time
                                  State of Illinois  Brokered                          Deposits of
Maturity at December 31, 2005:      Time Deposits       CDs        CDs       IRAs   $100,000 or More
----------------------------------------------------------------------------------------------------
3 months or less .............      $     3,070     $     --   $ 27,524   $    900      $ 31,494
3 to 6 months ................               --           --     17,511        473        17,984
6 to 12 months ...............            5,000        1,477     30,957      1,557        38,991
Over 12 months ...............              575           --     36,332      4,827        41,734
                                    ------------------------------------------------------------
        Total ................      $     8,645     $  1,477   $112,324   $  7,757      $130,203
                                    ============================================================

Federal Funds Purchased, Repurchase Agreements and Notes Payable

This category includes federal funds purchased, which are generally overnight transactions and securities sold under repurchase agreements, which mature from one day to three years from the date of sale. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased and repurchase agreements at December 31, 2005 and 2004, the average balance for the years ended December 31, 2005, 2004 and 2003, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2005 and 2004, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity increased $29.794 million from $113.975 million at December 31, 2004 to $143.769 million at December 31, 2005. Net income of $18.308 million and an increase of $27.804 million due to the issuance of treasury stock for the acquisition of Citizens, were offset somewhat by cash dividends declared of $8.926 million, a decrease of $6.013 million as a result of net treasury stock transactions, and a decrease in accumulated other comprehensive income of $1.379 million.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Bank are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at both December 31, 2005 and 2004 was 7.8% and 9.2%, respectively. The leverage ratio for the Bank is disclosed in note 19 in the Notes to the Consolidated Financial Statements and is well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at both December 31, 2005 and 2004 was 11.7% and 13.3%, respectively - significantly higher than the regulatory minimum. The Bank's total risk-weighted assets ratio is disclosed in note 19 in the Notes to the Consolidated Financial Statements and is significantly higher than the regulatory minimum.

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

The Company was able to adequately fund loan demand and meet liquidity needs in 2005. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents increased $29.138 million from December 31, 2004 to December 31, 2005. The increase in 2005 resulted from cash provided by financing and operating activities, offset somewhat by cash used in investing activities. There were differences in sources and uses of cash during 2005 compared to 2004. Cash provided by financing activities during 2005 was $76.079 million compared to $59.981 million during the same period in 2004, primarily due to an increase in federal funds purchased, repurchase agreements and notes payable during 2005 of $21.552 million, mainly as a result of an increase in repurchase agreements compared to a decrease of $6.098 million in federal funds purchased, repurchase agreements and notes payable during the same period in 2004 primarily due to a decrease in repurchase agreements. Less cash was provided by deposit growth during 2005 compared to 2004 at the Company's Main Street Bank & Trust subsidiary. The Company expected deposits to decrease during the first half of 2005 due to a planned outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004. More cash was used in 2005 for treasury stock transactions compared to 2004. Cash provided by Federal Home Loan Bank advances and other borrowings of $39.000 million during 2005 was used mainly as a source of working capital and $39.095 million was repaid during the year. More cash was provided by operating activities in 2005 compared to 2004 primarily due to an increase in net income.

Less cash was used by investing activities during 2005 compared to the same period in 2004, primarily due to differences in investments in debt and equity securities and volume of loan growth. Cash used by investing activities during 2005 was $47.272 million compared to cash provided of $6.702 million during the same period in 2004. In 2005, cash used to purchase debt and equity securities of $335.505 million was somewhat offset by proceeds of $288.233 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of equity on other equity securities. In 2004, proceeds of $275.371 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities, return of equity on other equity securities and proceeds from redemption of non-marketable equity securities were offset somewhat by cash used to purchase debt and equity securities of $268.669 million. Also contributing to the difference in investing activities was the difference in loan growth during these two periods. Cash used to fund loan growth during 2005 was $15.116 million compared to $96.108 million during the same period in 2004. In addition, $6.385 million was used to fund the acquisition of Citizens in 2005.

On April 1, 2005, the Company borrowed $6.000 million, to be repaid within 3 years, to fund a portion of the Citizens acquisition cost. In addition, the Company negotiated an increase of its $10.000 million line of credit from a third party lender to $15.000 million and immediately advanced $4.000 million. At December 31, 2005, the Company had $1.500 million outstanding on its $15.000 million line of credit which was repaid in January 2006. The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of manag%ment, the competitive environment, economic factors and changes in the needs of customers. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's remaining $13.500 million line of credit from a third party lender, FHLB borrowings and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

The following table summarizes significant obligations and other commitments at December 31, 2005 (in thousands):

                                                  FHLB and Other  Operating
Years Ended December 31,            Time Deposits  borrowings(1)    Leases        Total
-----------------------------------------------------------------------------------------
2006 .............................    $330,335      $ 29,910      $     266      $360,511
2007 .............................      84,915         2,453            189      $ 87,557
2008 .............................      35,000        35,023             16      $ 70,039
2009 .............................      13,810            --             12      $ 13,822
2010 .............................      10,382            --              9      $ 10,391
Thereafter .......................          15            --             --      $     15
                                      ---------------------------------------------------
Total ............................    $474,457      $ 67,386      $     492      $542,335
                                      ===================================================
Commitments to extend credit:
Commitments ......................                                               $279,647
Standby letters of credit ........                                                 34,512

     (1) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. FHLB and other borrowings include fixed rate callable advances of $24.000 million maturing in fiscal year 2008.


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

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2005:

                                                     Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                              (in thousands)
                                                    -----------------------------------------------------------------------
                                                      1 - 30     31 - 90     91 - 180    181 - 365      Over
                                                       Days        Days        Days        Days        1 year       Total
                                                    -----------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and interest bearing deposits  $  42,059    $     --    $     --     $     --   $      --   $   42,059
  Debt and equity securities(1)                        23,101       4,350      36,901       60,043     320,228      444,623
  Loans(2)                                            346,663      55,395      51,134       97,072     467,796    1,018,060
                                                    -----------------------------------------------------------------------
          Total interest earning assets             $ 411,823    $ 59,745    $ 88,035     $157,115   $ 788,024   $1,504,742
                                                    -----------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing demand deposits      $  63,750    $  1,700     $ 2,550     $  8,697   $ 190,168   $  266,865
  Money market savings deposits                       293,828          --          --           --          --      293,828
  Time deposits                                        38,913      63,227      66,121      162,045     144,150      474,456
  Federal funds purchased, repurchase agreements
    and notes payable                                  96,314       7,759       5,156        9,223           -      118,452
  FHLB Advances and other borrowings                   15,575      34,069          75       10,150       7,517       67,386
                                                    -----------------------------------------------------------------------
          Total interest bearing liabilities        $ 508,380   $ 106,755    $ 73,902     $190,115   $ 341,835   $1,220,987
                                                    =======================================================================
Net asset (liability) funding gap                   $ (96,557)  $ (47,010)   $ 14,133    $ (33,000)  $ 446,189    $ 283,755
                                                    -----------------------------------------------------------------------
Repricing gap                                            0.81        0.56        1.19         0.83        2.31         1.23
Cumulative repricing gap                                 0.81        0.77        0.81         0.82        1.23         1.23
                                                    =======================================================================

     (1)  Debt and equity securities include securities available-for-sale.
     (2)  Loans include mortgage loans held-for-sale.

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


                                                     1-30      31-90      91-180    181-365      Over
                                                     Days       Days       Days       Days      1 Year
                                                   ----------------------------------------------------
Savings and interest bearing
   demand deposits ............................      0.45%      0.85%      1.25%      2.45%      95.00%


At December 31, 2005, the Company tended to be somewhat liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased, repurchase agreements and notes payable. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $966,000 in 30 days and $1.436 million in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities "(RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of December 31, 2005, the Company's RSA/RSL was 0.82, which was within the established guidelines.

In addition to managing interest sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks, which permit the Company to borrow federal funds on an unsecured basis. The Company has a $15.000 million unsecured line of credit with a correspondent bank, of which $13.500 million was available at December 31, 2005. Additionally, the Company has sufficient borrowing capacity to permit it to borrow additional funds from the Federal Home Loan Bank on a secured basis.

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

The following table shows projected results at December 31, 2005 and December 31, 2004 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                                             +200    +100   -100    -200
December 31, 2005 ......................      8.9%   4.7%  (4.7%)   (9.4%)
December 31, 2004 ......................     10.3%   5.1%  (5.1%)  (10.3%)



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

As of the effective date, the Company will have the option of applying the Statement using the modified prospective application or a modified retrospective application. Under the prospective method, compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method, compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS
123. The valuation model and amortization assumption we have used will continue to be used.

The impact of this Statement on the Company after the effective date and beyond will depend upon various factors, among them being the future compensation strategy. The pro forma compensation costs presented in Note 1 in the Notes to Consolidated Financial Statements and in prior filings for the Company have been calculated using the Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that this statement will have a material impact on the Company's financial statements.

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the "DIF"); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC's Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC's Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF's reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.50% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF takes effect no later than July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document (including  information  incorporated by reference) contains,  and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A. of Part I of this Form 10-K. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

     o The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

     o    The costs, effects and outcomes of existing or future litigation.

     o Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board.

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

Item 8.  Financial Statements and Supplementary Data

The financial statements begin on page 40.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2005, 2004 and 2003

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..................  42



CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets .............................................   43

Consolidated Statements of Income .......................................   44

Consolidated Statements of Changes in Shareholders' Equity ..............   45

Consolidated Statements of Cash Flows ................................... 46-47

Notes to Consolidated Financial Statements .............................. 48-70

McGladrey & Pullen, LLP
Certified Public Accountants


             Report of Independent Registered Public Accounting Firm



The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Accounting Oversight Board (United States), the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting and an unqualified opinion on the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting.


/s/ McGladrey & Pullen, LLP

Champaign, Illinois
March 7, 2006


McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal rights

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2005 and 2004
                        (in thousands, except share data)

                                                                         2005           2004
                                                                     --------------------------
Assets
Cash and due from banks ..........................................   $    52,007    $    33,133
Federal funds sold and interest bearing deposits .................        42,059         31,795
                                                                     --------------------------
     Cash and cash equivalents ...................................        94,066         64,928
                                                                     --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................       343,087        269,580
  Held-to-maturity, at cost (fair value of $75,665 and $81,099
    at December 31, 2005 and 2004, respectively) .................        76,542         81,164
  Non-marketable equity securities ...............................        24,994          7,982
                                                                     --------------------------
      Total investments in debt and equity securities ............       444,623        358,726
                                                                     --------------------------
Loans, net of allowance for loan losses of $13,472 and $9,650
  at December 31, 2005 and 2004, respectively ....................     1,002,927        761,227
Mortgage loans held for sale .....................................         1,661          1,005
Premises and equipment ...........................................        23,047         17,087
Goodwill .........................................................        20,736             --
Core deposit intangibles .........................................         4,569             --
Accrued interest receivable ......................................         8,461          6,570
Other assets .....................................................        25,047         18,575
                                                                     --------------------------
     Total assets ................................................   $ 1,625,137    $ 1,228,118
                                                                     ===========================

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing .........................................   $   240,823    $   172,908
    Interest bearing .............................................     1,035,149        801,669
                                                                     --------------------------
     Total deposits ..............................................     1,275,972        974,577

  Federal funds purchased, repurchase agreements and notes payable       118,452         96,900
  Federal Home Loan Bank advances and other borrowings ...........        67,386         29,882
  Accrued interest payable .......................................         4,657          2,601
  Other liabilities ..............................................        14,901         10,183
                                                                     --------------------------
     Total liabilities ...........................................     1,481,368      1,114,143
                                                                     --------------------------

Commitments and Contingencies (Notes 17 and 18)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued .....................................           112            112
  Paid in capital ................................................        55,189         55,189
  Retained earnings ..............................................       120,238        108,071
  Accumulated other comprehensive loss ...........................        (1,597)          (218)
                                                                     --------------------------
                                                                         173,942        163,154
  Less:  treasury stock, at cost, 1,072,644 and 1,770,329 shares
    at December 31, 2005 and  2004, respectively .................       (30,173)       (49,179)
                                                                     --------------------------
     Total shareholders' equity ..................................       143,769        113,975
                                                                     --------------------------
     Total liabilities and shareholders' equity ..................   $ 1,625,137    $ 1,228,118
                                                                     ==========================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2005, 2004 and 2003
                 (in thousands, except share and per share data)

                                                                          2005           2004           2003
                                                                     -------------------------------------------
Interest income:
  Loans and fees on loans ........................................   $     60,988    $     41,568   $     41,467
  Investments in debt and equity securities
   Taxable .......................................................         12,465          10,793         11,502
   Tax-exempt ....................................................          1,516           1,844          2,270
  Federal funds sold and interest bearing deposits ...............          2,023             600            447
                                                                     --------------------------------------------
     Total interest income .......................................         76,992          54,805         55,686

Interest expense:
  Deposits .......................................................         21,589          13,972         14,070
  Federal funds purchased, repurchase agreements and notes payable          3,097           1,271          1,094
  Federal Home Loan Bank advances and other borrowings ...........          2,793           1,609          1,559
                                                                     --------------------------------------------
     Total interest expense ......................................         27,479          16,852         16,723
                                                                     --------------------------------------------

     Net interest income .........................................         49,513          37,953         38,963
Provision for loan losses ........................................          1,530           1,100          1,470
                                                                     --------------------------------------------
     Net interest income after provision for loan losses .........         47,983          36,853         37,493

Non-interest income:
  Remittance processing ..........................................          6,748           7,201          7,211
  Trust and brokerage fees .......................................          7,599           6,492          5,783
  Service charges on deposit accounts ............................          2,923           2,419          2,545
  Securities transactions, net ...................................           (586)            133            (12)
  Gain on sales of mortgage loans, net ...........................            886             997          2,536
  Other ..........................................................          2,907           2,605          2,231
                                                                     --------------------------------------------
     Total non-interest income ...................................         20,477          19,847         20,294

Non-interest expense:
  Salaries and employee benefits .................................         23,099          18,889         18,245
  Occupancy ......................................................          3,074           2,669          2,489
  Equipment ......................................................          2,592           2,512          2,389
  Data processing ................................................          2,416           2,283          2,108
  Office supplies ................................................          1,245           1,247          1,266
  Service charges from correspondent banks .......................            513             781            931
  Amortization of core deposit intangibles .......................            653              --             --
  Other ..........................................................          6,187           5,498          4,913
                                                                     --------------------------------------------
     Total non-interest expense ..................................         39,779          33,879         32,341

     Income before income taxes ..................................         28,681          22,821         25,446
Income taxes .....................................................         10,373           8,043          8,841
                                                                     --------------------------------------------
     Net income ..................................................   $     18,308    $     14,778   $     16,605
                                                                     ============================================

Per share data:
  Basic earnings per share .......................................   $       1.82    $       1.56   $       1.62
  Weighted average shares of common stock outstanding ............     10,060,032       9,481,034     10,242,929

  Diluted earnings per share .....................................   $       1.80    $       1.54   $       1.60
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,157,409       9,594,148     10,359,836

  Dividends declared per share ...................................   $       0.89    $       0.85   $       0.76


See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                  Years Ended December 31, 2005, 2004 and 2003
                (in thousands, except share and per share data)


                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                  Common Stock     Paid-in   Retained     Income      Treasury Stock
                                               Shares     Amount   Capital   Earnings     (Loss)     Shares     Amount     Total
                                             ------------------------------------------------------------------------------------
Balance, December 31, 2002 ................   11,219,319   $ 112  $ 55,337   $ 92,853   $  3,776     755,047   $(17,608)  $ 134,470
  Comprehensive Income:
    Net income ............................           --      --        --     16,605         --          --         --      16,605
    Net change in unrealized
      gain (loss) on securities
      available-for-sale, net of
      taxes of ($1,228) ...................           --      --        --         --     (1,842)         --         --      (1,842)
    Reclassification adjustment,
      net of tax of $5 ....................           --      --        --         --          7          --         --           7
                                                                                                                         ----------
    Comprehensive income ..................                                                                                  14,770
                                                                                                                         ----------
  Stock appreciation rights ...............           --      --       (66)        --         --          --         --         (66)
  Cash dividends declared ($0.76 per share)           --      --        --     (7,567)        --          --         --      (7,567)
  Treasury stock transactions, net ........           --      --        --       (370)        --     963,903    (29,787)    (30,157)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2003 ................   11,219,319     112    55,271    101,521      1,941   1,718,950    (47,395)    111,450
  Comprehensive Income:
    Net income ............................           --      --        --     14,778         --          --         --      14,778
    Net change in unrealized
      gain (loss) on securities
      available-for-sale, net of
      taxes of ($1,386) ...................           --      --        --         --     (2,079)         --         --      (2,079)
    Reclassification adjustment,
      net of tax of ($53) .................           --      --        --         --        (80)         --         --         (80)
                                                                                                                         ----------
    Comprehensive income ..................                                                                                  12,619
                                                                                                                         ----------
  Stock appreciation rights ...............           --      --       (82)        --         --          --         --         (82)
  Cash dividends declared ($0.85 per share)           --      --        --     (8,056)        --          --         --      (8,056)
  Treasury stock transactions, net ........           --      --        --       (172)        --      51,379     (1,784)     (1,956)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2004 ................   11,219,319     112    55,189    108,071       (218)  1,770,329    (49,179)    113,975
  Comprehensive Income:
    Net income ............................           --      --        --     18,308         --          --         --      18,308
    Net change in unrealized
      gain (loss) on securities
      available-for-sale, net of
      taxes of ($1,154) ...................           --      --        --         --     (1,731)         --         --      (1,731)
    Reclassification adjustment,
      net of tax of $234 ..................           --      --        --         --        352          --         --         352
                                                                                                                         ----------
    Comprehensive income ..................                                                                                  16,929
                                                                                                                         ----------
  Cash dividends declared ($0.89 per share)           --      --        --     (8,926)        --          --         --      (8,926)
  Acquisition of Citizens First
    Financial Corp. .......................           --      --        --      2,888         --    (896,899)    24,916      27,804
  Treasury stock transactions, net ........           --      --        --       (103)        --     199,214     (5,910)     (6,013)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 2005 ................   11,219,319   $ 112  $ 55,189   $120,238  $  (1,597)  1,072,644   $(30,173)  $ 143,769
                                             ======================================================================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)

                                                                             2005        2004          2003
                                                                          -----------------------------------
Cash flows from operating activities:
  Net income ..........................................................   $  18,308    $  14,778    $  16,605
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................       2,533        2,544        2,453
    Amortization of bond premiums, net of accretion ...................       1,082        2,386        2,249
    Amortization of core deposit intangibles ..........................         653           --           --
    Provision for loan losses .........................................       1,530        1,100        1,470
    Deferred income taxes .............................................         (13)         208         (637)
    Securities transactions, net ......................................         586         (133)          12
    Federal Home Loan Bank stock dividend .............................        (797)        (250)        (296)
    Undistributed earnings from non-marketable equity securities ......      (1,555)        (304)        (172)
    Gain on sales of mortgage loans, net ..............................        (886)        (997)      (2,536)
    Loss (gain) on disposal of premises and equipment .................           8         (236)          (2)
    Proceeds from sales of mortgage loans originated for sale .........      65,334       76,864      209,192
    Mortgage loans originated for sale ................................     (64,822)     (76,240)    (204,316)
    Other, net ........................................................       2,527          503       (3,281)
                                                                          -----------------------------------
     Net cash provided by operating activities ........................      24,488       20,223       20,741
                                                                          -----------------------------------

Cash flows from investing activities:
  Net increase in loans ...............................................     (15,264)     (96,108)      (3,647)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................       9,549       20,793       15,217
    Available-for-sale ................................................     194,110      192,975      163,034
  Proceeds from sales of investments in debt and equity securities:
    Available-for-sale ................................................      56,245        3,223       11,085
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (17,377)     (49,029)     (63,526)
    Available-for-sale ................................................    (317,443)    (219,215)    (222,498)
    Non-marketable equity securities ..................................        (685)        (425)        (830)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      11,752       42,967       18,923
    Available-for-sale ................................................      14,777       14,660       18,738
  Return of principal on non-marketable equity securities .............       1,800          522          490
  Proceeds from redemption of non-marketable equity securities ........          --          231           --
  Purchases of premises and equipment .................................      (2,516)      (2,396)      (1,749)
  Proceeds from disposal of premises and equipment ....................           8          623           25
  Acquisition of Citizens First Financial Corporation, net
    of cash and cash equivalents acquired .............................      (6,385)          --           --
                                                                          -----------------------------------
     Net cash (used in) investing activities ..........................     (71,429)     (91,179)     (64,738)
                                                                          -----------------------------------

Cash flows from financing activities:
  Net increase in deposits ............................................      69,306       76,105       29,886
  Net increase (decrease) in federal funds purchased,
    repurchase agreements, and notes payable ..........................      21,552       (6,098)      22,347
  Advances from Federal Home Loan Bank advances and other borrowings ..      39,000           --        2,268
  Payments on Federal Home Loan Bank advances and other borrowings ....     (39,095)         (98)         (94)
  Cash dividends paid .................................................      (8,671)      (7,972)      (7,142)
  Treasury stock transactions, net ....................................      (6,013)      (1,956)     (30,111)
                                                                          -----------------------------------
     Net cash provided by financing activities ........................      76,079       59,981       17,154
                                                                          -----------------------------------
     Net increase (decrease) in cash and cash equivalents .............      29,138      (10,975)     (26,843)
Cash and cash equivalents at beginning of year ........................      64,928       75,903      102,746
                                                                          -----------------------------------
Cash and cash equivalents at end of period ............................   $  94,066    $  64,928    $  75,903
                                                                          ===================================

See accompanying notes to consolidated financial statements.

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES
                Supplemental Disclosure of Cash Flow Information
                  Years Ended December 31, 2005, 2004 and 2003
                                 (in thousands)


                                                                             2005        2004          2003
                                                                          -----------------------------------
Cash paid during the year for:
  Interest .............................................                  $  25,616    $  15,920   $  17,306
  Income Taxes .........................................                      8,931        6,780       8,937
  Real estate acquired through or in lieu of foreclosure                        148           40          60
Dividends declared not paid ............................                      2,334        2,079       1,995

Acquisition of Citizens First Financial Corporation:
  Stock issued .........................................                     27,804
  Cash paid ............................................                     28,416
  Capitalized expenses .................................                        621
                                                                          ---------
     Total cost of acquisition .........................                     56,841
                                                                          =========


Assets acquired:
  Cash and due from banks ..............................                      6,022
  Federal funds sold and interest bearing deposits .....                     16,630
                                                                          ---------
     Cash and cash equivalents .........................                     22,652

Investments in debt and equity securities:
  Available-for-sale, at fair value ....................                     23,865
  Non-marketable equity securities .....................                     16,374
Loans, net of allowance for loan losses ................                    228,114
Mortgage loans held for sale ...........................                        282
Premises and equipment .................................                      5,993
Accrued interest receivable ............................                      1,571
Goodwill ...............................................                     20,736
Core deposit intangibles ...............................                      5,222
Other assets ...........................................                      6,174
Liabilities assumed:
Deposits ...............................................                   (232,089)
Federal Home Loan Bank advances and other borrowings ...                    (37,599)
Accrued interest payable ...............................                       (193)
Other liabilities ......................................                     (4,261)
                                                                          ---------
Net assets acquired ....................................                     56,841
                                                                          =========


See accompanying notes to consolidated financial statements

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

     (a) Nature of Operations

         Through Main Street Bank & Trust (the "Bank"), Main Street Trust, Inc. (the "Company") provides a full range of banking services to individual and corporate customers located within Champaign, Decatur, Peoria,
         Bloomington,   and   Shelbyville,   Illinois,   and   the   surrounding
         communities. In addition, the Company provides retail payment processing services through FirsTech, Inc. The subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products and similar payment processing services. Additionally, the Company is subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

     (b) Use of Estimates

         The consolidated financial statements of the company have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including the determination of the allowance for loan losses, impairment of goodwill and the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Principles of Consolidation

         The consolidated financial statements include the accounts of Main Street Trust, Inc. and its wholly owned subsidiaries, Main Street Bank & Trust and FirsTech, Inc., a retail payment processing company. On April 1, 2005, the Company purchased Citizens First Financial Corp., which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. At the close of business on October 7, 2005, Citizens Savings Bank was merged into Main Street Bank & Trust. During 2004, the Company's subsidiary banks, BankIllinois and The First National Bank of Decatur, were merged to form Main Street Bank & Trust. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Property held in fiduciary or agency capacities for its customers is not included in the accompanying consolidated balance sheets, since such items are not assets of the Company.

     (d) Segment Information

         The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois. The Bank offers a full range of financial services to business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural, and real estate lending; safe deposit and night depository services; farm management; full service trust department that offer a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, miscellaneous consulting, full service brokerage services offered through a third party provider, farm realty; and purchases of installment obligations from retailers, primarily without recourse. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network, money management software such as Quicken and through networks such as Visa e-Pay and MasterCard RPS.

         Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. Effective January 1, 2003, certain administrative, audit, compliance, accounting, finance, property management, human resources, courier, information systems and other support services previously included in the budgets of the Company's subsidiary banks were moved to the Company. During this process, approximately 80 full time equivalent employees were moved from the banks to the Company. The net expenses of these functions were allocated to the subsidiaries by charging a monthly management fee. Effective January 1, 2005, these functions were moved to the Banking Services Segment. During this process, approximately 77 full time equivalent employees were moved from the Company to Main Street Bank & Trust. The net expenses of these functions were allocated to the Company and FirsTech by charging a monthly management fee.

         The following is a summary of selected data for the various business segments as of and for the year ending December 31 (in thousands):


                                   Banking   Remittance
                                  Services    Services      Company     Eliminations     Total
------------------------------------------------------------------------------------------------
2005
 Total interest income ......   $   75,087   $       14   $    1,935    $      (44)   $   76,992
 Total interest expense .....       27,180           --          343           (44)       27,479
 Provision for loan losses ..        1,530           --           --            --         1,530
 Total non-interest income ..       15,238        6,899         (592)       (1,068)       20,477
 Total non-interest expense .       35,199        4,281        1,367        (1,068)       39,779
 Income before income tax ...       26,416        2,632         (367)           --        28,681
 Income tax expense .........        9,428        1,107         (162)           --        10,373
 Net income .................       16,988        1,525         (205)           --        18,308
 Goodwill ...................       20,736           --           --            --        20,736
 Total assets ...............    1,610,026        3,365      153,974      (142,228)    1,625,137
 Depreciation and amortization       2,126          354           53            --         2,533

2004
 Total interest income ......   $   54,383   $       23   $      497    $      (98)   $   54,805
 Total interest expense .....       16,876           --           74           (98)       16,852
 Provision for loan losses ..        1,100           --           --            --         1,100
 Total non-interest income ..       12,779        7,283        4,697        (4,912)       19,847
 Total non-interest expense .       27,120        5,012        6,659        (4,912)       33,879
 Income before income tax ...       22,066        2,294       (1,539)           --        22,821
 Income tax expense .........        7,709          963         (629)           --         8,043
 Net income .................       14,357        1,331         (910)           --        14,778
 Total assets ...............    1,209,207        3,936      121,348      (106,373)    1,228,118
 Depreciation and amortization       1,535          623          386            --         2,544

2003
 Total interest income ......   $   55,288   $       46   $      466    $     (114)   $   55,686
 Total interest expense .....       16,816           --           21          (114)       16,723
 Provision for loan losses ..        1,470           --           --            --         1,470
 Total non-interest income ..       13,314        7,294        4,653        (4,967)       20,294
 Total non-interest expense .       26,486        5,014        5,808        (4,967)       32,341
 Income before income tax ...       23,830        2,326         (710)           --        25,446
 Income tax expense .........        8,185          942         (286)           --         8,841
 Net income .................       15,645        1,384         (424)           --        16,605
 Total assets ...............    1,136,418        3,740      118,241      (104,225)    1,154,174
 Depreciation and amortization       1,542          429          482            --         2,453



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

         Debt and equity securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale is based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available-for-sale are carried at fair value. The difference between fair value and cost, adjusted for amortization of premium and accretion of discounts, results in an unrealized gain or loss. Unrealized gains or losses are reported as accumulated other comprehensive income
         (loss), net of the related deferred tax effect. Gains or losses from the sale of securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using methods, which approximate the interest method over their amortization periods. Amortization period is defined as call date if the security was purchased at a premium or maturity date if purchased at a discount.

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

         Effective for the period ended December 31, 2005, the Company modified its policy for evaluating investments for other-than-temporary impairment. Under its new policy, investments, other than debt security investments where the impairment is deemed to be due solely to interest rate movements, are assumed to be impaired and the impairment recognized through earnings no later than twelve months from the date the security was first impaired, unless there is "overwhelming evidence to the contrary." Under the policy, "overwhelming evidence to the contrary" is a rare instance, but might include, among other things, an announced sale soon after a reporting period where the price would cause an impairment to reverse. Further, under certain circumstances, including a bankruptcy, catastrophic event or other circumstances which cause the Company to determine, after analyzing the specific facts, that the decline in the fair value is other than temporary, the Company would recognize an other than temporary impairment write-down upon such occurrence or determination, and not wait twelve months from the time of the impairment.

         Non-marketable equity securities include other investments which are carried at fair value as well as the Bank's required investment in the capital stock of the Federal Home Loan Bank which is carried at cost which approximates fair value.

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

     (j) Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization applicable to furniture and equipment and buildings and leasehold improvements is charged to the related occupancy or equipment expense using straight-line and accelerated methods over the estimated useful lives of the assets. Estimated lives are 2 to 39 years for buildings and leasehold improvements and 1 to 10 years for furniture and equipment.

     (k) Other Real Estate

         Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the carrying value is reduced through a charge to income. Expenses incurred in maintaining the properties are charged to operations. The Company had $188,000 of other real estate at December 31, 2005 and none at December 31, 2004.

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

     (m) Earnings Per Share

         Basic earnings per share is computed by dividing net income by the weighted average number of commo. stock shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common stock and dilutive potential common shares outstanding. Options to purchase shares of the Company's common stock are the only dilutive potential common shares. The weighted average number of dilutive potential common shares is calculated using the treasury stock method.

         Earnings per share has been computed as follows:


                                                             2005          2004          2003
                                                          ---------------------------------------
Net Income ............................................   $18,308,000   $14,778,000   $16,605,000
Shares:
  Weighted average common shares outstanding ..........    10,060,032     9,481,034    10,242,929
  Dilutive effect of outstanding options, as determined
    by the application of the treasury stock method ...        97,377       113,114       116,907
                                                          ---------------------------------------
  Weighted average common shares outstanding,
    as adjusted .......................................    10,157,409     9,594,148    10,359,836
                                                          =======================================
Basic earnings per share ..............................   $      1.82   $      1.56   $      1.62
                                                          =======================================

Diluted earnings per share ............................   $      1.80   $      1.54   $      1.60
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

     (o) Emerging Accounting Standards

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

         As of the effective date, the Company will have the option of applying the Statement using the modified prospective application or a modified retrospective application. Under the prospective method, compensation cost would be recognized for (1) all awards granted after the required effective date and for awards modified, cancelled or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. Under the retrospective application method, compensation cost would be recognized as in (1) above and (2) for prior periods would be restated consistent with the pro forma disclosures required for those periods by SFAS 123. The valuation model and amortization assumption we have used will continue to be used.

         The impact of this Statement on the Company after the effective date and beyond will depend upon various factors, among them being the future compensation strategy. The SFAS 123 pro forma compensation costs presented (see Note 1(p) below) to the financial statements have been calculated using the Black-Scholes option-pricing model and may not be indicative of amounts which may be recognized as expense in future periods.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that this statement will have a material impact on the Company's financial statements.

         On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA") into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

         Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the "DIF"); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC's Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC's Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF's reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

         The merger of the BIF and SAIF takes effect June 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio;
         (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

     (p) Stock Option Plans

         The Company has a stock-based compensation plan which has been in existence for all periods presented, and is more fully described in
         Note 13. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB Opinion No 25, Accounting for Stock Issued to Employees, and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the grant date, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income (in thousands) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        2005         2004          2003
                                                     -------------------------------------
Net income on common stock:
  As reported ....................................   $   18,308    $   14,778    $   16,605
  Deduct total stock-based compensation expense
    determined under the fair value method for all
    awards, net of related tax effects ...........         (365)         (366)         (263)
                                                     -------------------------------------
     Pro forma ...................................   $   17,943    $   14,412    $   16,342
                                                     ======================================
Basic earnings per share:
  As reported ....................................   $     1.82    $     1.56    $     1.62
  Pro forma ......................................         1.78          1.52          1.60
Diluted earnings per share:
  As reported ....................................   $     1.80    $     1.54    $     1.60
  Pro forma ......................................         1.77          1.50          1.58



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



                                        2005             2004           2003
                                   --------------------------------------------
Number of options granted .....       137,500           140,500        135,000
Risk-free interest rate .......    3.83% - 4.08%          3.94%          3.64%
Expected life, in years .......    7.00 - 8.00            8.00           8.00
Expected volatility ...........    15.05% - 15.42%       15.95%         13.35%
Expected dividend yield .......    2.97% - 3.06%          2.75%          2.42%



     (q) Acquired Goodwill and Intangible Assets

         Goodwill of $20.736 million resulted from the acquisition of Citizens First Financial Corp. in 2005. Goodwill was tested for impairment on October 31, 2005. No impairment was found.

         Intangible assets consist of core deposit intangibles from business acquisitions. This amount is amortized into other expense on a straight-line basis over a six year period. On a periodic basis, the Company reviews the intangible assets for events or circumstances that may indicate a change in recoverability of the underlying basis.

                                                              As of December 31, 2005
                                                           -----------------------------
                                                           Gross Carrying   Accumulated
                                                               Amount      Amortization
                                                           -----------------------------
Amortized intangible assets
  Core deposit intangibles ...............................   $  5,222        $   653

Unamortized intangible assets
  Goodwill ...............................................   $ 20,736        $    --

Aggregate Amortization Expense:
For the year ended 12/31/05 ..............................   $    653
For the year ended 12/31/06 ..............................        870
For the year ended 12/31/07 ..............................        871
For the year ended 12/31/08 ..............................        870
For the year ended 12/31/09 ..............................        870
For the year ended 12/31/10 ..............................        870
For the year ended 12/31/11 ..............................        218


2.   Acquisition of Citizens First Financial

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company merged Citizens Savings Bank into the Bank as of the close of business on October 7, 2005. The Citizens acquisition purchase price of approximately $56.841 million was allocated based upon the fair value of the assets acquired and liabilities assumed. The Citizens excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature, to the extent that supportable documentation was available at December 31, 2005. Such amounts are subject to minor adjustments in the near term as additional analysis is performed or obtained from third party sources. $5.222 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of six years.

Proforma unaudited operating results for the year ended December 31, 2005 and 2004, giving effect to the Citizens acquisition as if it had occurred as of January 1, 2004 are as follows:


                                                        2005              2004
                                                   -----------------------------
                                                       (in thousands, except
                                                           per share data)
                                                   -----------------------------
Interest Income ..........................            $81,160            $72,854
Interest Expense .........................             29,074             23,952
Net Income ...............................             18,297             17,393
Basic EPS ................................               1.82               1.68
Diluted EPS ..............................               1.80               1.66


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

3.   Cash and Due from Banks

The compensating balances held at correspondent banks were $35.711 million and $20.845 million at December 31, 2005 and 2004, respectively. The Bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Bank was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $12.014 million and $6.341 million at December 31, 2005 and 2004, respectively.


4.   Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:


                                                                                              Available-for-Sale
                                                                                   -------------------------------------------
                                                                                                 Gross      Gross
                                                                                   Amortized   unrealized  unrealized   Fair
                                                                                      Cost        gains     losses     value
                                                                                   -------------------------------------------
December 31, 2005
  U.S. Treasury and other
    government agencies .........................................................   $315,930   $     15   $  3,461   $312,484
  Mortgage-backed securities ....................................................     13,729         79        151     13,657
  Obligations of state and political subdivisions ...............................     13,539        363         68     13,834
  Other .........................................................................      2,551        619         58      3,112
                                                                                   -------------------------------------------
                                                                                    $345,749   $  1,076   $  3,738   $343,087
                                                                                   ==========================================

December 31, 2004
  U.S. Treasury and other
    government agencies .........................................................   $220,718   $    326   $  2,050   $218,994
  Mortgage-backed securities ....................................................     27,731        309        327     27,713
  Obligations of state and political subdivisions ...............................     16,037        698         20     16,715
  Other .........................................................................      5,457      1,524        823      6,158
                                                                                   -------------------------------------------
                                                                                    $269,943   $  2,857   $  3,220   $269,580
                                                                                   ==========================================

                                                                                                 Held-to-Maturity
                                                                                   -------------------------------------------
                                                                                                 Gross      Gross
                                                                                   Amortized   unrealized  unrealized   Fair
                                                                                      Cost        gains     losses     value
                                                                                   -------------------------------------------
December 31, 2005
  U.S. Treasury and other
    government agencies .........................................................   $ 38,650   $     --   $    919   $ 37,731
  Mortgage-backed securities ....................................................     17,091         55        162     16,984
  Obligations of state and political subdivisions ...............................     20,801        230         81     20,950
                                                                                   -------------------------------------------
                                                                                    $ 76,542   $    285   $  1,162   $ 75,665
                                                                                   ==========================================
December 31, 2004
  U.S. Treasury and other
    government agencies .........................................................   $ 40,931   $     --   $    625   $ 40,306
  Mortgage-backed securities ....................................................     14,992         37        223     14,806
  Obligations of state and political subdivisions ...............................     25,241        761         15     25,987
                                                                                   -------------------------------------------
                                                                                    $ 81,164   $    798   $    863   $ 81,099
                                                                                   ==========================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 are summarized as follows:


                                      Continuous unrealized      Continuous unrealized
                                     losses existing for less   losses existing greater
                                          than 12 months            than 12 months                Total
                                     ---------------------------------------------------------------------------
                                     Fair Value   Unrealized    Fair Value   Unrealized   Fair Value  Unrealized
                                                   Losses                      Losses                   Losses
                                     ---------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ..........   $149,575     $    420      $139,128      $  3,041     $288,703   $  3,461
  Mortgage-backed securities .....      2,511           22         6,654           129     $  9,165   $    151
  Obligations of state and
    political subdivisions .......         --           --         3,188            68     $  3,188   $     68
                                     -------------------------------------------------------------------------
        Subtotal, debt securities    $152,086     $    442      $148,970      $  3,238     $301,056   $  3,680
  Other ..........................        847           58            --            --          847         58
                                     -------------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $152,933     $    500      $148,970      $  3,238     $301,903   $  3,738
                                     =========================================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ..........   $    492     $      8      $ 37,239      $    911     $ 37,731   $    919
  Mortgage-backed securities .....      8,708           90         3,321            72     $ 12,029   $    162
  Obligations of state and
    political subdivisions .......      3,996           39         3,332            42     $  7,328   $     81
                                     -------------------------------------------------------------------------
        Total temporarily impaired
        securities ...............   $ 13,196     $    137      $ 43,892      $  1,025     $ 57,088   $  1,162
                                     =========================================================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2004, are summarized as follows:



                                        Continuous unrealized      Continuous unrealized
                                       losses existing for less   losses existing greater
                                            than 12 months            than 12 months                Total
                                       ---------------------------------------------------------------------------
                                       Fair Value   Unrealized    Fair Value   Unrealized   Fair Value  Unrealized
                                                     Losses                      Losses                   Losses
                                       ---------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ............   $153,851     $  1,591      $ 18,537      $    459     $172,388   $  2,050
  Mortgage-backed securities .......      9,016           58         7,862           269       16,878        327
  Obligations of state and
    political subdivisions .........      3,575           20            --            --        3,575         20
                                       -------------------------------------------------------------------------
          Subtotal, debt securities    $166,442     $  1,669      $ 26,399      $    728     $192,841   $  2,397
  Other ............................        764           74         1,056           749        1,820        823
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $167,206     $ 1,743       $ 27,455      $  1,477     $194,661   $  3,220
                                       =========================================================================


Held-to-Maturity:
  U.S. Treasury and other
    government agencies ............   $ 37,098     $    506      $  2,506      $    119     $ 39,604   $    625
  Mortgage-backed securities .......      6,069           71         6,963           152       13,032        223
  Obligations of state and
    political subdivisions .........      2,195           15            --            --        2,195         15
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 45,362     $    592      $  9,469      $    271     $ 54,831   $    863
                                       =========================================================================

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for the period of time sufficient to allow for any anticipated recovery in fair value.

For the period ended December 31, 2005, the $3.238 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of forty two debt securities and was believed to be a temporary loss. Other securities, which were comprised of equity securities, have no continuous unrealized loss greater than 12 months, a reduction of $749,000 from the loss on December 31, 2004. The $1.025 million continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of thirty one debt securities and was believed to be a temporary loss.

For the period ended December 31, 2004, the $1.477 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of four debt securities and seven other securities which were comprised of equity securities. Equity securities represented $749,000 of the continuous unrealized loss on available-for-sale securities, which was a reduction of $232,000 from the loss on equity securities of $981,000 on December 31, 2003. The $271,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of four debt securities.

Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Because of the nature of U.S. Agency securities, most of which are single pay at maturity, and because the Company has the ability to hold these investments until a recovery of market value, which may be maturity, the Company does not consider these investments to be other than temporarily impaired. Because the Company believes the decline in market value of mortgage-backed securities is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until recovery of market value, the Company does not consider these investments to be other than temporarily impaired.

Management has analyzed the equity securities to determine whether an other than temporary loss exists and considered several factors, including, but not limited to, the length of time and the extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Effective for the period ended December 31, 2005, the Company modified its policy for evaluating investments for other-than-temporary impairment. Under its new policy, investments, other than debt security investments where the impairment is deemed to be due solely to interest rate movements, are assumed to be impaired and the impairment recognized through earnings no later than twelve months from the date the security was first impaired, unless there is "overwhelming evidence to the contrary." Under the policy, "overwhelming evidence to the contrary" is a rare instance, but might include, among other things, an announced sale soon after a reporting period where the price would cause an impairment to reverse. Further, under certain circumstances, including a bankruptcy, catastrophic event or other circumstances which cause the Company to determine, after analyzing the specific facts, that the decline in the fair value is other than temporary, the Company would recognize an other than temporary impairment write-down upon such occurrence or determination, and not wait twelve months from the time of the impairment.

A summary of non-marketable equity securities (in thousands) at December 31, 2005 and 2004 is as follows:


                                                             2005          2004
                                                           ---------------------
Federal Home Loan Bank Stock, at cost ..............       $21,450       $ 4,279
Other investments, at fair value ...................         3,544         3,703
                                                           ---------------------
                                                           $24,994       $ 7,982
                                                           =====================

Realized gains and (losses) (in thousands) on sales, maturities and impairment losses for the years ended December 31, 2005, 2004 and 2003 were as follows:


                                                 2005         2004         2003
                                              ---------------------------------
Gross gains .............................     $ 1,228      $   380      $   173
Gross (losses) ..........................      (1,814)        (247)        (185)
                                              ---------------------------------
Net gains (losses) ......................     $  (586)     $   133      $   (12)
                                              =================================
Applicable income taxes (benefit) .......     $  (234)     $    53      $    (5)
                                              =================================



Investments in debt and equity securities with a carrying value of $275.609 million and $280.851 million were pledged at December 31, 2005 and 2004, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and marketable equity securities (in thousands) at December 31, 2005, by amortization date, are shown below. Amortization date is defined as call date if the security was purchased at a premium or maturity date if purchased at a discount. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.


                                                                   Available-for-sale     Held-to-maturity
                                                                   -----------------------------------------
                                                                   Amortized    Fair    Amortized     Fair
                                                                      Cost     Value       Cost      Value
                                                                   -----------------------------------------
Due in one year or less ........................................   $150,661   $149,893   $ 20,819   $ 20,681
Due after one year through five years ..........................    174,293    171,790     33,552     33,128
Due after five years through ten years .........................      4,077      4,160      4,920      4,694
Due after ten years ............................................        438        475        160        178
                                                                   -----------------------------------------
                                                                   $329,469   $326,318   $ 59,451   $ 58,681
Mortgage-backed securities .....................................     13,729     13,657     17,091     16,984
Marketable equity securities ...................................      2,551      3,112         --         --
                                                                   -----------------------------------------
          Total ................................................   $345,749   $343,087   $ 76,542   $ 75,665
                                                                   =========================================

5.   Loans

A summary of loans (in thousands), by classification, at December 31, 2005 and 2004 is as follows:


                                                          2005            2004
                                                      --------------------------
Commercial, financial, and agricultural ........      $  319,861      $  314,657
Real Estate - Commercial .......................         469,506         309,830
Real Estate - Residential ......................         140,304          62,464
Installment and consumer .......................          86,728          83,926
                                                      --------------------------
                                                      $1,016,399      $  770,877
Less:
   Allowance for loan losses ...................          13,472           9,650
                                                      --------------------------
                                                      $1,002,927      $  761,227
                                                      ==========================

The Company makes commercial, financial, and agricultural; commercial real estate; residential real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

The loan portfolio includes a concentration of loans in commercial real estate amounting to $459.506 million and $309.830 million at of December 31, 2005 and 2004, respectively. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. The concentration of credit with commercial real estate is taken into consideration by management in determining the allowance for loan losses. The Company's opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of the borrowers.

During 2005, 2004 and 2003, the Company sold approximately $65.334 million, $76.864 million and $209.192 million, respectively, of residential mortgage loans in the secondary market with servicing released on approximately $19.982 million, $28.860 million and $50.595 million, respectively. Capitalized mortgage servicing rights totaled $1.311 million and $992,000 at December 31, 2005 and 2004, respectively. The fair values of these rights were $1.938 million and $1.378 million at December 31, 2005 and 2004, respectively. An independent evaluation was performed on the loan portfolio to assess the fair value of the servicing rights in each year reported.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2005, 2004 and 2003:

                                                  2005        2004        2003
                                                --------------------------------
Fannie Mae .................................    $186,840    $196,174    $191,505
Freddie Mac ................................      81,643       9,564      10,287
Illinois Housing Development Authority .....         758         939       1,219

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2005 was as follows:

                                                                        2005
                                                                   ------------
Balance, January 1                                                 $    40,408
Change of relationship                                                   3,663
New loans                                                               22,314
Repayments                                                             (13,718)
                                                                   ------------
Balance, December 31                                               $    52,667
                                                                   ============

At December 31, 2005 one to four family real estate mortgage loans of approximately $180.088 million were pledged to secure advances from the Federal Home Loan Bank.

Activity in the allowance for loan losses (in thousands) for 2005, 2004 and 2003 was as follows:

                                                   2005        2004        2003
                                               --------------------------------
Balance, beginning of year .................   $  9,650    $  9,786    $  9,259
Balance, acquisition of Citizens ...........   $  3,434    $     --    $     --
Provision charged to expense ...............      1,530       1,100       1,470
Loans charged off ..........................     (1,459)     (1,692)     (1,640)
Recoveries on loans previously charged off .        317         456         697
                                               --------------------------------
Balance, end of year .......................   $ 13,472    $  9,650    $  9,786
                                               ================================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2005, 2004 and 2003:

                                                          2005     2004     2003
                                                        ------------------------
Impaired loans on nonaccrual ........................   $1,144   $1,126   $  130
Impaired loans continuing to accrue interest ........      324    1,005      288
                                                        ------------------------
Total impaired loans ................................   $1,468   $2,131   $  418
                                                        ========================
Other non-accrual loans not classified
   as impaired ......................................   $1,090   $  563   $  269
                                                        ========================
Loans contractually past due 90 days or
   more, still accruing interest and not classified
   as impaired ......................................   $  664   $  547   $  590
                                                        ========================
Allowance for loan losses on impaired loans .........   $  374   $  491   $   63
                                                        ========================
Impaired loans for which there is no related
   allowance for loan losses ........................   $  545   $  863   $   --
                                                        ========================
Average recorded investment in impaired
   loans ............................................   $2,005   $2,336   $  847
                                                        ========================
Interest income recognized from impaired
   loans ............................................   $   67   $   68   $   13
                                                        ========================
Cash basis interest income recognized from
   impaired loans ...................................   $   34   $   16   $   10
                                                        ========================
6.   Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2005 and 2004 is as follows:

                                                               2005        2004
                                                             -------------------
Land ...................................................     $ 7,257     $ 4,488
Furniture and equipment ................................      15,191      14,715
Buildings and leasehold improvements ...................      28,517      24,431
                                                             -------------------
                                                             $50,965     $43,634
Less: accumulated depreciation and amortization ........      27,918      26,547
                                                             -------------------
                                                             $23,047     $17,087
                                                             ===================

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through November 2010 and have renewal options to extend the lease terms for various dates. The rental expense for these operating leases was $270,000, $222,000 and $218,000 in 2005, 2004 and 2003, respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2005 are as follows:

2006                    $266
2007                     189
2008                      16
2009                      12
2010                       9
                        ----
                        $492
                        ====

7.   Deposits

The aggregate amount of time certificate of deposits in denominations of $100,000 or more was $130.203 million and $107.125 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, the scheduled maturities of time deposits (in thousands) were as follows:

2006                        $330,335
2007                          84,915
2008                          35,000
2009                          13,810
2010 and thereafter           10,397
                            --------
                            $474,457
                            ========

8.   Federal Funds Purchased, Repurchase Agreements, and Notes Payable

A summary of short-term borrowings (in thousands) at December 31, 2005 and 2004 is as follows:

                                                              2005         2004
                                                           ---------------------
Federal funds purchased ..............................     $  4,100     $  3,300
Securities sold under agreements to repurchase .......      114,352       93,600
                                                           ---------------------
                                                           $118,452     $ 96,900
                                                           =====================

Information relating to short-term borrowings (dollars in thousands) is as follows:


                                                      2005           2004           2003
                                                  -----------------------------------------
Federal funds purchased:
  Average daily balance .......................   $     5,869    $     3,515    $     5,004
  Maximum balance at month-end ................   $    24,225    $     5,575    $     7,550
  Weighted average interest rate at year-end ..         3.56%          1.75%          0.56%
  Weighted average interest rate for the year .         3.08%          0.94%          0.81%

Securities sold under agreements to repurchase:
  Average daily balance .......................   $   109,810    $    93,246    $    89,261
  Maximum balance at month-end ................   $   119,845    $   112,052    $   100,448
  Weighted average interest rate at year-end ..         3.31%          1.65%          1.06%
  Weighted average interest rate for the year .         2.66%          1.32%          1.17%



The securities underlying the agreements to repurchase are under the control of the Bank.

9.   Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2005 and 2004 is as follows:


                                             December 31
                         -------------------------------------------------------
                                           2005                           2004
                         -------------------------------------------------------
                                                              Weighted
                           FHLB       Other                   Average
                         Advances   Borrowings     Total        Rate      Total
                         -------------------------------------------------------
Maturing in year ending:
  2005                   $    --     $    --     $     --          --    $    93
  2006                    28,387       1,523       29,910       3.55%      7,221
  2007                     2,430          23        2,453       6.83%      2,545
  2008                    29,000       6,023       35,023       5.25%     20,023
                         -------------------------------------------------------
                         $59,817     $ 7,569     $ 67,386       4.56%   $ 29,882
                         =======================================================

The terms of a security agreement with the FHLB require the Bank to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2005, the Company had sufficient borrowing capacity to permit it to borrow additional funds from the FHLB at a rate equal to the FHLB's current advance rates.

The other borrowings included $7.500 million to help fund the acquisition of Citizens and general operating needs and $69,000 for the purchase of the land. Of the $7.500 million, $6.000 million was a term loan due March 31, 2008 and floats quarterly based on the 90-day LIBOR rate plus 1.15%. The loan rate at December 31, 2005 was 5.67%. The remaining $1.500 million were advances on the Company's line of credit (see Note 10 below). The land was originally purchased in 1999 at a cost of $266,000, with principal of $23,000 and annual interest due March 8th of each year until the balance has been paid in full. Interest is based on the prime rate at March 8th of each year. The rate at December 31, 2005 was 5.50%.

10.  Line of Credit

The Company has an unsecured line of credit of $15.000 million from a third party lender. As of December 31, 2005, the Company had borrowed $1.000 million at 5.58% and $500,000 at 5.52%, both of which were paid off in January 2006. As of December 31, 2005, $13.500 million of this line was available.


11.  Income Taxes

Income tax expense (in thousands) for 2005, 2004 and 2003 is summarized as follows:

                                       2005              2004             2003
                                    -------------------------------------------

Federal ...................         $  9,560          $  7,029         $  8,480
State .....................              826               806              998
                                    -------------------------------------------
     Current ..............           10,386             7,835            9,478
Deferred ..................              (13)              208             (637)
                                    -------------------------------------------
     Total ................         $ 10,373          $  8,043         $  8,841
                                    ===========================================

Actual income tax expense (in thousands) for 2005, 2004 and 2003 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                 2005         2004         2003
                                             -----------------------------------
Computed "expected" income taxes ........    $ 10,038     $  7,987     $  8,906
Tax-exempt interest income, net of
  disallowed interest expense ...........        (488)        (607)        (744)
State tax, net of federal benefit .......         537          524          649
Other, net ..............................         286          139           30
                                             -----------------------------------
                                             $ 10,373     $  8,043     $  8,841
                                             ==================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities, included in other assets, at December 31, 2005 and 2004 are as follows:

                                                               2005       2004
                                                             ------------------
Deferred tax assets:
  Unrealized holding loss on available-for-sale securities   $ 1,065    $   145
  Allowance for loan losses ..............................     5,238      3,835
  Deferred compensation ..................................     1,943      1,622
  Other employee benefits ................................       348        310
  Phantom stock ..........................................       242        253
  Net Operating Loss Carryforward ........................       148         --
  Other ..................................................       434        271
                                                             ------------------
            Total deferred tax assets ....................   $ 9,418    $ 6,436
                                                             ------------------
Deferred tax liabilities:
  Premises and equipment .................................   $  (817)   $  (373)
  Mortgage servicing rights ..............................      (481)      (348)
  Deferred loan fees .....................................      (394)      (369)
  Discount accretion .....................................       (75)       (56)
  FHLB Stock Dividend ....................................    (1,867)      (459)
  Prepaid Expenses .......................................      (258)      (222)
  Purchase Accounting ....................................    (1,286)        --
                                                             ------------------
            Total deferred tax liabilities ...............   $(5,178)   $(1,827)
                                                             ------------------
            Net deferred tax assets ......................   $ 4,240    $ 4,609
                                                             ==================

At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $423,000 for income tax purposes. The difference between book and tax net operating income results from interest income from certain loans and investments which are exempt for state income tax purposes. The net operating loss carryforwards expire through 2024.

12.  Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allowed for participant contributions up to the maximum amount allowed by IRS regulations, of which, the first 6% of gross salary was available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Contributions by the Company totaled $1.101 million, $927,000 and $887,000 for 2005, 2004 and 2003, respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $281,000,   $277,000   and  $288,000  in  2005,   2004  and  2003,
respectively, related to these agreements. At December 31, 2005 and 2004, the Company had a recorded liability in the amount of approximately $3.868 million and $3.769 million, respectively for these plans. The Company has purchased life insurance policies, which are reported as other assets, to cover the aforementioned liabilities and other employee benefits, with recorded cash surrender values in 2005 and 2004 of approximately $10.533 million and $5.852 million, respectively.

Additionally, in connection with the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc., the Company assumed the outstanding liability for a deferred compensation plan for nonemployee directors of the Company which allowed participating directors to defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors that elected to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, was credited with phantom stock units. After the merger, no additional contributions were allowed to these plans, however, phantom stock units continue to be increased by any dividends or stock splits declared by the Company. At December 31, 2005 and 2004, $296,000 and $305,000 had been deferred for the phantom stock plan, which represented 20,708 and 21,977 phantom stock units. At December 31, 2005 and 2004, the Company had a recorded liability in the amount of $618,000 and $651,000, respectively for these plans.

Additionally, in connection with the acquisition of Citizens First Financial Corp., the Company assumed the outstanding liability for the Director Emeritus Plan. At December 31, 2005, the Company had a recorded liability in the amount of $1.263 million which is fully funded through single premium insurance annuities.

13.  Stock Options and Related Plans

In 2000, after the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc. to form the Company, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest, and thus become exercisable, ratably over a one-year period from the date granted. Existing officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted. Under the 2000 incentive plan, the Company has outstanding options of 767,413 shares and 1,359,018 shares remain eligible for grant. The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                                        2005                          2004                        2003
                                             ------------------------------------------------------------------------------------
                                                             Grant                         Grant                       Grant
                                                             Price                         Price                       Price
                                              Shares         Range         Shares          Range        Shares         Range
                                             ------------------------------------------------------------------------------------
Options outstanding,
  beginning of year .....................    661,465    $17.50 - $30.60    581,780    $ 6.92 - $24.85   589,250   $ 6.92 - $19.76
Granted .................................    137,500    $28.80 - $29.60    140,500    $30.60 - $30.60   135,000   $24.80 - $24.85
Exercised ...............................    (22,886)   $17.50 - $24.80    (58,921)   $ 6.92 - $24.80  (142,470)  $ 6.92 - $24.80
Options forfeited .......................     (8,666)   $18.60 - $30.60     (1,894)   $18.60 - $30.60        --               --
                                             ------------------------------------------------------------------------------------
Options outstanding, end of year ........    767,413    $17.50 - $30.60    661,465    $17.50 - $30.60   581,780   $ 6.92 - $24.85
                                             ====================================================================================
Options exercisable, end of year ........    654,463    $17.50 - $30.60    547,769    $17.50 - $30.60   467,769   $ 6.92 - $24.85
                                             ====================================================================================
Weighted average fair value
     of options granted                                          $4.71                         $ 5.39                      $ 3.96
                                                                 =====                         ======                      ======

                                Options Outstanding                                    Options Exercisable
------------------------------------------------------------------------------------------------------------
                                                               Weighted
                                                  Outstanding   average    Weighted   Exercisable   Weighted
     Range                                          as of      remaining    average      as of       average
      of                                          December 31, contractual exercise   December 31,  exercise
Exercise price                                       2005         life       price       2005         price
------------------------------------------------------------------------------------------------------------
$17.50 - $17.50 .................................   130,530        4.8 $     17.50       130,530   $   17.50
$18.37 - $18.60 .................................   239,196        5.1       18.50       239,196       18.50
$24.80 - $24.85 .................................   127,846        7.0       24.80       121,840       24.80
$28.80 - $30.60 .................................   269,841        8.4       30.10       162,897       30.22
                                                  ----------------------------------------------------------
                                                    767,413        6.5 $     23.46       654,463   $   22.39
                                                  ==========================================================

14.  Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without prior approval, the Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2005, the Bank had available retained earnings of approximately $51.826 million for the payment of dividends without obtaining prior regulatory approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

15.  Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2005 and 2004 and the related condensed statements of income and cash flows for the years ended December 31, 2005, 2004 and 2003 for Main Street Trust, Inc.:



                            Condensed Balance Sheets
                                 (in thousands)
                                                            2005          2004
                                                          ----------------------
Assets:
  Cash .............................................      $    342      $  9,208
  Investment in Bank ...............................       136,399        91,182
  Investment in FirsTech ...........................         3,264         3,739
  Investment in other securities ...................         6,303         9,571
  Loans, net of allowance for loan losses ..........         2,682            --
  Other assets .....................................         6,000         7,648
                                                          ----------------------
                                                          $154,990      $121,348
                                                          ======================

Liabilities and shareholders' equity:
  Dividend payable .................................      $  2,334      $  2,079
  Other borrowings .................................         7,500         2,268
  Other liabilities ................................         1,387         3,026
  Shareholders' equity .............................       143,769       113,975
                                                          ----------------------
                                                          $154,990      $121,348
                                                          ======================

                         Condensed Statements of Income
                                 (in thousands)


                                                      2005        2004       2003
                                                   --------------------------------
Revenue:
  Equity in net income of subsidiaries .........   $  18,512   $ 15,688   $ 17,029
  Interest income on deposits ..................         174        102         77
  Income on securities .........................       1,622        395        389
  Interest income on loans .....................         139         --         --
  Securities transactions, net .................        (598)        (1)      (106)
  Other ........................................           6      4,698      4,759
                                                   -------------------------------
      Total revenue .............................     19,855     20,882     22,148
                                                   -------------------------------
Expenses:
  Salary and benefits ..........................          17      4,433      4,066
  Interest expense on other borrowings .........         343         74         21
  Other ........................................       1,349      2,226      1,742
                                                   -------------------------------
      Total expenses ............................      1,709      6,733      5,829

      Income before applicable income tax benefit     18,146     14,149     16,319
                                                   --------------------------------
Applicable income tax benefit ...................       (162)      (629)      (286)
                                                   --------------------------------
          Net income ............................  $  18,308   $ 14,778   $ 16,605
                                                   ================================

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                           2005        2004        2003
                                                                         --------------------------------
Cash flows from operating activities:
  Net income .........................................................   $ 18,308    $ 14,778    $ 16,605
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Distributions in excess of (less than) net income of subsidiaries       7,488      (5,688)     30,371
    Depreciation ....................................................          53         386         482
    Other, net ......................................................       2,073        (509)     (2,043)
                                                                         --------------------------------
          Net cash provided by operating activities: ..................    27,922       8,967      45,415
                                                                         --------------------------------
Cash flows from investing activities:
  Acquisition of Citizens First Financial Corporation ................    (28,738)         --          --
  Securities transactions, net .......................................      3,065        (273)       (462)
  Proceeds from sales of premises and equipment ......................        558          --          --
  Net decrease in loans ..............................................        780          --          --
  Purchases of premises and equipment ................................         (2)       (316)     (1,348)
                                                                         --------------------------------
         Net cash used in investing activities ........................   (24,337)       (589)     (1,810)
                                                                         --------------------------------
Cash flows from financing activities:
  Stock transactions, net ............................................     (6,013)     (1,956)    (30,111)
  Proceeds from other borrowings, net ................................      2,233          --       2,268
  Cash dividends paid ................................................     (8,671)     (7,972)     (7,142)
  Other, net .........................................................         --         (83)        (66)
                                                                         --------------------------------
         Net cash used in financing activities ........................   (12,451)    (10,011)    (35,051)
                                                                         --------------------------------
         Net increase (decrease) in cash and cash equivalents .........    (8,866)     (1,633)      8,554

Cash at beginning of year .............................................     9,208      10,841       2,287
                                                                         --------------------------------
Cash at end of year ...................................................  $    342    $  9,208    $ 10,841
                                                                         ================================

16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)

                                                                                   Year Ended December 31, 2005
                                                                                        Three Months Ended:
                                                                     -----------------------------------------------------
                                                                     December 31  September 30     June 30       March 31
                                                                     -----------------------------------------------------
Interest income ....................................................   $21,354       $21,116       $20,131       $14,391
Interest expense ...................................................     8,495         7,550         6,941         4,493
                                                                       -------------------------------------------------
     Net interest income ...........................................    12,859        13,566        13,190         9,898
Provision for losses on loans ......................................       450           450           300           330
                                                                       -------------------------------------------------
     Net interest income after
       provision for losses
       on loans ....................................................    12,409        13,116        12,890         9,568
Non-interest income ................................................     5,106         5,298         5,058         5,015
Non-interest expense ...............................................    10,465        10,311        10,554         8,449
                                                                       -------------------------------------------------
     Income before income taxes ....................................     7,050         8,103         7,394         6,134
Income taxes .......................................................     2,553         2,952         2,667         2,201
                                                                       -------------------------------------------------
     Net income ....................................................   $ 4,497       $ 5,151       $ 4,727       $ 3,933
                                                                       =================================================
Basic earnings per share ...........................................   $  0.44       $  0.50       $  0.46       $  0.42
                                                                       =================================================
Diluted earnings per share .........................................   $  0.44       $  0.50       $  0.45       $  0.41
                                                                       =================================================

                                                                                   Year Ended December 31, 2004
                                                                                        Three Months Ended:
                                                                     -----------------------------------------------------
                                                                     December 31  September 30     June 30       March 31
                                                                     -----------------------------------------------------
Interest income ....................................................   $14,498       $13,663       $13,263       $13,381
Interest expense ...................................................     4,568         4,384         4,018         3,882
                                                                       -------------------------------------------------
     Net interest income ...........................................     9,930         9,279         9,245         9,499
Provision for losses on loans ......................................       110           330           330           330
                                                                       -------------------------------------------------
     Net interest income after
       provision for losses
       on loans ....................................................     9,820         8,949         8,915         9,169
Non-interest income ................................................     4,570         4,958         5,172         5,147
Non-interest expense ...............................................     8,922         8,442         8,318         8,197
                                                                       -------------------------------------------------
     Income before income taxes ....................................     5,468         5,465         5,769         6,119
Income taxes .......................................................     1,906         1,910         2,051         2,176
                                                                       -------------------------------------------------
     Net income ....................................................   $ 3,562       $ 3,555       $ 3,718       $ 3,943
                                                                       =================================================
Basic earnings per share ...........................................   $  0.38       $  0.38       $  0.39       $  0.41
                                                                       =================================================
Diluted earnings per share .........................................   $  0.37       $  0.37       $  0.39       $  0.41
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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2005 and 2004:

                                                             2005         2004
                                                           ---------------------
Financial instruments whose contract amounts
   represent credit risk:
      Commitments ....................................     $279,647     $239,074
      Standby letters of credit ......................       34,512       33,897


The acquisition of Citizens resulted in an additional $21.351 million in commitments and $549,000 in additional standby letters of credit at April 1, 2005.

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at December 31, 2005 was $2.330 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2005 and 2004:


                                                                           2005                     2004
                                                                --------------------------------------------------
                                                                  Carrying       Fair       Carrying       Fair
                                                                   amount        Value       amount        Value
                                                                --------------------------------------------------
Assets:
  Cash and cash equivalents ..................................   $   94,066   $   94,066   $   64,928   $   64,928
  Investments in debt and equity securities ..................      444,623      443,746      358,726      358,661
  Mortgage loans held for sale ...............................        1,661        1,661        1,005        1,005
  Loans ......................................................    1,002,927    1,000,301      761,227      761,763
  Accrued interest receivable ................................        8,461        8,461        6,570        6,570
Liabilities:
  Deposits ...................................................   $1,275,972    1,272,296   $  974,577   $  963,413
  Federal funds purchased, repurchase agreements,
    and notes payable ........................................      118,452      118,436       96,900       96,855
  FHLB advances and other borrowings .........................       67,386       67,559       29,882       30,650
  Accrued interest payable ...................................        4,657        4,657        2,601        2,601



Management's fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents approximates fair value due to the relatively short period of time between the origination of the instrument and its expected realization.

Investments in Debt and Equity Securities

The fair value of investments in debt and equity securities is estimated based on bid prices received from securities dealers. Venture capital investments are valued at fair value based upon their financial statements. FHLB stock is valued at cost which approximates fair value.

Mortgage Loans Held For Sale

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2005 and 2004. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and its subsidiary bank exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary bank's categories.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following tables:

                                                                                                             To be well capitalized
                                                                                     For capital adequacy   under prompt corrective
                                                                      Actual                purposes:         action provisions:
                                                               --------------------------------------------------------------------
                                                                Amount      Ratio      Amount      Ratio       Amount       Ratio
                                                               --------------------------------------------------------------------
As of December 31, 2005:
  Total capital
    (to risk-weighted assets)
    Consolidated ...........................................   $135,368     11.7%     $ 92,324     8.0%     N/A
    Main Street Bank & Trust ...............................   $128,227     11.3%     $ 91,010     8.0%     $  113,762     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ...........................................   $121,644     10.5%     $ 46,162     4.0%     N/A
    Main Street Bank & Trust ...............................   $114,652     10.1%     $ 45,505     4.0%     $   68,257      6.0%
  Tier I capital
    (to average assets)
    Consolidated ...........................................   $121,644      7.8%     $ 62,693     4.0%     N/A
    Main Street Bank & Trust ...............................   $114,652      7.4%     $ 62,162     4.0%     $   77,202      5.0%

As of December 31, 2004:
  Total capital
    (to risk-weighted assets)
    Consolidated ...........................................   $123,656     13.3%     $ 74,513     8.0%     N/A
    Main Street Bank & Trust ...............................   $101,381     11.1%     $ 73,008     8.0%     $   91,260     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ...........................................   $113,691     12.2%     $ 37,257     4.0%     N/A
    Main Street Bank & Trust ...............................   $ 91,607     10.0%     $ 36,504     4.0%     $   54,756      6.0%
  Tier I capital
    (to average assets)
    Consolidated ...........................................   $113,691      9.2%     $ 49,595     4.0%     N/A
    Main Street Bank & Trust ...............................   $ 91,607      7.5%     $ 48,865     4.0%     $   61,801      5.0%

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

        None.

Item 9a. Controls and Procedures

     A. Disclosure Controls

        As of the date of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        There have been no changes in the Company's internal controls, or in other factors which could significantly affect these controls, over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     B. Management's Report on Internal Control Over Financial Reporting

        The management of Main Street Trust, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive and Chief Financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        As of December 31, 2005, management assessed the effectiveness of the Company's internal control ov%r financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria

        The Company acquired Citizens First Financial and it's subsidiary, Citizens Savings Bank (Citizens) on April 1, 2005 and merged the subsidiary banks at the close of business on October 7, 2005. Management has excluded from it's assessment of the effectiveness of Main Street Trust, Inc's internal control over financial reporting as of December 31, 2005, Citizen's internal control over financial reporting included in the consolidated financial statements of Main Street Trust, Inc for the period of April 1, 2005 until October 8, 2005. While the acquisition was considered material to the Company, it did not result in a material change in our internal controls over financial reporting.

        McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Main Street Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Citizens First Financial and its subsidiary, Citizens Savings Bank(Citizens) on April 1, 2005 and merged the subsidiary banks at the close of business on October 7, 2005. Management excluded from it's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, Citizen's internal control over financial reporting included in the consolidated financial statements of Main Street Trust, Inc for the period of April 1, 2005 until October 8, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Citizens from the period of April 1, 2005 to October 8, 2005.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Champaign, Illinois
March 7, 2006

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal rights

Item 9b. Other Information

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information in the Company's 2006 Proxy Statement under the caption "Election of Directors" and under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference. The information regarding executive officers not provided in the 2006 Proxy Statement is noted below.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to the information provided in the 2006 Proxy Statement, the names and ages of the executive officers of the Company as of December 31, 2005, as well as the offices of the Company and the Subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.


Name                            Position with Main Street, its subsidiaries
(Age)                           and occupation for the last five years
----------------------------------------------------------------------------------------------
Paul C. Donohue                 Executive Vice President of Sales & Marketing for Main
(Age 42)                        Street and Main Street Bank & Trust; General Manager,
                                WSMH-TV, Flint, MI (2003-2004); Station Manager, WICD-TV,
                                Champaign, IL (2001-2003)

Donna R. Greene                 Executive Vice President of Main Street and President
(Age 52)                        of Main Street Bank & Trust Wealth Management; Senior Vice
                                President and Certified Financial Planner with First Busey
                                Securities, Inc. (1998-2004)

Leanne C. Heacock               Executive Vice President, Management Information Systems
(Age 40)                        for Main Street and Main Street Bank & Trust and Director of
                                FirsTech; Executive Vice President, Management Information
                                Systems, BankIllinois and The First National Bank of Decatur
                                (2001-2002)

Howard F. Mooney II             President, FirsTech and Executive Vice President
(Age 41)                        for Main Street and Director of FirsTech;

Robert F. Plecki, Jr.           Executive Vice President of Main Street and
(Age 45)                        President of Main Street Bank & Trust Retail Banking;
                                President and Director of BankIllinois (2001-2004)

Christopher M. Shroyer          Executive Vice President of Main Street and President of
(Age 40)                        Main Street Bank & Trust Commercial Banking; President,
                                Chief Executive Officer and Director of The First National
                                Bank of Decatur (2001-2004)

David B. White                  Executive Vice President and Chief Financial Officer of
(Age 54)                        Main Street and Main Street Bank & Trust and Director of
                                FirsTech

Phillip C. Wise                 Executive Vice President of Main Street Bank & Trust and
(Age 67)                        Chairman of FirsTech; Director and Executive Vice President
                                of Main Street and Chairman of the Board of The First
                                National Bank of Decatur (2001-2004)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and representations made by any reporting person concerning whether a Form 5 was required to be filed for 2004, we are not aware of any failures to comply with the filing requirements of Section 16(a) during 2004 except for Mr. Kenney and Mr. Sloan, who each filed a Form 4 one day late.

Item 11. Executive Compensation

The information in the 2006 Proxy Statement under the caption "Executive Compensation" is incorporated by reference.

Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in the 2006 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" is incorporated by reference.

Equity Compensation Plan Information

The table below sets forth the following information as of December 31, 2005 for all compensation plans previously approved by our shareholders:

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




                                                 EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                      Number of securities to be
            Plan category               issued upon exercise of       Weighted-average exercise       Number of securities remaining
                                          outstanding options        price of outstanding options      available for future issuance
------------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders...............               767,413                       $23.46                          1,359,018

Equity compensation plans not
approved by security holders......                     0                            0                                  0

Total.............................               767,413                       $23.46                          1,359,018


Item 13. Certain Relationships And Related Transactions

The information in the 2006 Proxy Statement under the caption "Transactions with Management" is incorporated by reference.

Item 14. Principal Accountant Fees and Services

The information in the 2006 Proxy Statement under the caption "Independent Registered Public Accounting Firm" is incorporated by reference.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

         (a)(1) Index to Financial Statements

                See page 35.

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

                             MAIN STREET TRUST, INC.

                                  EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K

                                                       Incorporated
 Exhibit No.           Description                       Herein by                     Filed
                                                        Reference To                  Herewith
-------------- ---------------------------- ------------------------------------------------------
     3.1       Amended and Restated         Exhibit 3.1 to the Form S-4 filed
               Articles of Incorporation    with the Commission on December 23,
                                            2004 (SEC File No. 333-121579)

     3.2       Amendment to Articles of     Exhibit 3.2 to the Form S-4 filed
               Incorporation of Main        with the Commission on December 23,
               Street Trust, Inc.           2004 (SEC File No. 333-121579)

     3.3       Bylaws                       Exhibit 3.3 to the Form S-4 filed
                                            with the Commission on December 23,
                                            2004 (SEC File No. 333-121579)

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

    10.7       Employment Agreement by      Exhibit 10.5 to the Form 10-K filed
               and between the Company      with the Commission on March 15,
               and Paul E. Donohue          2005 (SEC File No. 000-30031)

    10.8       Employment Agreement by      Exhibit 10.5 to the Form 10-K filed
               and between the Company      with the Commission on March 15,
               and Donna R. Greene          2005 (SEC File No. 000-30031)

    10.9       Main Street Trust, Inc.      Exhibit 10.1 to the Form S-8 filed
               2000 Stock Incentive Plan    with the Commission on November 29,
                                            2000 (SEC File No. 333-50890)

    10.10      Main Street Trust, Inc.      Exhibit 10.5 to the Form 10-K filed
               2000 Stock Incentive Plan    with the Commission on March 15,
               Director Stock Option        2005 (SEC File No. 000-30031)
               Agreement

    10.11      Main Street Trust, Inc.      Exhibit 10.5 to the Form 10-K filed
               2000 Stock Incentive Plan    with the Commission on March 15,
               Employee Stock Option        2005 (SEC File No. 000-30031)
               Agreement

    10.12      Credit Agreement dated as    Exhibit 10.1 to the Form 10-Q filed
               of March 31, 2005 between    with the Commission on May 10, 2005
               JP Morgan Chase Bank, N.A.   (SEC File No. 000-30031)
               and Main Street Trust, Inc.


    10.13      Main Street Trust, Inc.                                                   X
               Summary of Director
               Compensation

    10.14      Agreement and Plan of        Exhibit 2.1 to the Form S-4 filed
               Merger dated as of           with the Commission on December 23,
               December 7, 2004             2004 (SEC File No. 333-121579)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.


By: /s/ Van A. Dukeman                        By:  /s/ David B. White
    -----------------------------                  ---------------------------
    Van A. Dukeman                                 David B. White
    President, CEO and Director                    Executive Vice President and
                                                   Principal Financial and
                                                   Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.


/s/ Gregory B. Lykins
--------------------------------------
Gregory B. Lykins                                  Chairman and Director


/s/ Van A. Dukeman
--------------------------------------
Van A. Dukeman                                     President, CEO and Director


/s/ David J. Downey
--------------------------------------
David J. Downey                                    Director


/s/ Larry D. Haab
--------------------------------------
Larry D. Haab                                      Director


/s/ Frederic L. Kenney
--------------------------------------
Frederic L. Kenney                                 Director



--------------------------------------
August C. Meyer, Jr.                               Director


/s/ George T. Shapland
--------------------------------------
George T. Shapland                                 Director


/s/ Thomas G. Sloan
--------------------------------------
Thomas G. Sloan                                    Director


/s/ H. Gale Zacheis
--------------------------------------
H. Gale Zacheis                                    Director