Form 10-Q
period 2006-03-31
MAIN STREET TRUST INC
filed 2006-05-10
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2006

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                              X   Yes       No
                                                              ------    ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer      Accelerated filer    X    Non-accelerated filer
                        ----                    ----                        ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).                                           Yes   X   No
                                                              ------    -----
Indicate the number of shares outstanding of the registrant's common stock, as of May 2, 2006:

Main Street Trust, Inc. Common Stock                                 10,135,027
                                                                     ----------

                                Table of Contents

                                                                            PAGE
(a) PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited) .........................    3

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   11

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk ..............................................   28

         Item 4. Controls and Procedures ..................................   28


(b) PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ........................................   28

         Item 1.A. Risk Factors ...........................................   28

         Item 2. Unregistered Sales of Equity Securities and
                 Use of Proceeds ..........................................   28

         Item 3. Defaults Upon Senior Securities ..........................   28

         Item 4. Submission of Matters to a Vote of Security Holders ......   29

         Item 5. Other Information ........................................   29

         Item 6. Exhibits .................................................   29


SIGNATURES ................................................................   29

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005
                  (Unaudited, in thousands, except share data)


                                                                                       March 31,    December 31,
                                                                                         2006           2005
                                                                                     --------------------------
ASSETS
Cash and due from banks ..........................................................   $    41,595    $    52,007
Federal funds sold and interest bearing deposits .................................        11,758         42,059
                                                                                     --------------------------
          Cash and cash equivalents ..............................................        53,353         94,066
                                                                                     --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................................       368,318    $   343,087
  Held-to-maturity, at cost (fair value of $83,455 and $75,665
    at March 31, 2006 and December 31, 2005, respectively) .......................        84,834         76,542
  Non-marketable equity securities ...............................................        24,593         24,994
                                                                                     --------------------------
          Total investments in debt and equity securities ........................       477,745        444,623
                                                                                     --------------------------
Loans, net of allowance for loan losses of $13,599 and $13,472
  at March 31, 2006 and December 31, 2005, respectively ..........................       961,564      1,002,927
Mortgage loans held for sale .....................................................         1,696          1,661
Premises and equipment ...........................................................        22,841         23,047
Goodwill .........................................................................        20,736         20,736
Core deposit intangibles .........................................................         4,351          4,569
Accrued interest receivable ......................................................        10,915          8,461
Other assets .....................................................................        28,168         25,047
                                                                                     --------------------------
          Total assets ...........................................................   $ 1,581,369    $ 1,625,137
                                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing .........................................................   $   219,356    $   240,823
    Interest bearing .............................................................     1,033,369      1,035,149
                                                                                     --------------------------
          Total deposits .........................................................     1,252,725      1,275,972
                                                                                     --------------------------
  Federal funds purchased, repurchase agreements and notes payable ...............       115,346        118,452
  Federal Home Loan Bank advances and other borrowings ...........................        47,766         67,386
  Accrued interest payable .......................................................         4,510          4,657
  Other liabilities ..............................................................        15,913         14,901
                                                                                     --------------------------
          Total liabilities ......................................................     1,436,260      1,481,368
                                                                                     --------------------------

Commitments and financial instruments (See Note 5)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
     11,219,319 shares issued ....................................................           112            112
  Paid in capital ................................................................        55,346         55,189
  Retained earnings ..............................................................       122,569        120,238
  Accumulated other comprehensive loss ...........................................        (2,318)        (1,597)
                                                                                     --------------------------
                                                                                         175,709        173,942
  Less: treasury stock, at cost, 1,086,444 and 1,072,644 shares
    at March 31, 2006 and December 31, 2005, respectively ........................       (30,600)       (30,173)
                                                                                     --------------------------
          Total shareholders' equity .............................................       145,109        143,769
                                                                                     --------------------------

          Total liabilities and shareholders' equity .............................   $ 1,581,369    $ 1,625,137
                                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2006 and 2005
                  (Unaudited, in thousands, except share data)

                                                                              2006           2005
                                                                          -------------------------
Interest income:
  Loans and fees on loans .............................................   $    16,795   $    11,405
  Investments in debt and equity securities:
    Taxable ...........................................................         4,106         2,364
    Tax-exempt ........................................................           330           401
  Federal funds sold and interest bearing deposits ....................           297           221
                                                                          -------------------------
          Total interest income .......................................        21,528        14,391
                                                                          -------------------------
Interest expense:
  Deposits ............................................................         7,418         3,600
  Federal funds purchased, repurchase agreements and notes payable ....         1,151           507
  Federal Home Loan Bank advances and other borrowings ................           681           386
                                                                          -------------------------
          Total interest expense ......................................         9,250         4,493
                                                                          -------------------------
          Net interest income .........................................        12,278         9,898
Provision for loan losses .............................................           450           330
                                                                          -------------------------
          Net interest income after provision for loan losses .........        11,828         9,568
                                                                          -------------------------
Non-interest income:
  Trust and brokerage fees ............................................         1,915         1,842
  Remittance processing ...............................................         1,765         1,707
  Service charges on deposit accounts .................................           685           526
  Securities transactions, net ........................................           267           190
  Gain on sales of mortgage loans, net ................................           126           137
  Other ...............................................................           761           613
                                                                          -------------------------
          Total non-interest income ...................................         5,519         5,015
                                                                          -------------------------
Non-interest expense:
  Salaries and employee benefits ......................................         5,921         4,947
  Occupancy ...........................................................           792           662
  Equipment ...........................................................           615           606
  Data processing .....................................................           738           551
  Office supplies .....................................................           296           298
  Service charges from correspondent banks ............................            64           110
  Amortization of core deposit intangibles ............................           218          --
  Other ...............................................................         1,401         1,275
                                                                          -------------------------
          Total non-interest expense ..................................        10,045         8,449
                                                                          -------------------------
          Income before income taxes ..................................         7,302         6,134
Income taxes ..........................................................         2,612         2,201
                                                                          -------------------------
          Net income ..................................................   $     4,690   $     3,933
                                                                          =========================
Per share data:
  Basic earnings per share ............................................   $      0.46   $      0.42
  Weighted average shares of common stock outstanding .................    10,141,775     9,453,196

  Diluted earnings per share ..........................................   $      0.46   $      0.41
  Weighted average shares of common stock and dilutive potential
    common shares outstanding .........................................    10,264,692     9,554,697

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
               For the Three Months Ended March 31, 2006 and 2005
                            (Unaudited, in thousands)


                                                                                    2006       2005
                                                                                  ------------------
Net income ....................................................................   $ 4,690    $ 3,933
                                                                                  ------------------
Other comprehensive (loss), before tax:
  Unrealized (losses) on securities:
  Unrealized holding (losses) arising during period, net of tax of
    ($373) and ($988), for March 31, 2006 and 2005, respectively ..............      (561)    (1,482)
  Less:  reclassification adjustment for (gains) included in net income, net of
    tax of ($107) and ($76), for March 31, 2006 and 2005, respectively ........      (160)      (114)
                                                                                  ------------------
  Other comprehensive loss ....................................................      (721)    (1,596)
                                                                                  ------------------
  Comprehensive income ........................................................   $ 3,969    $ 2,337
                                                                                  ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                            (Unaudited, in thousands)

                                                                             2006       2005
                                                                          --------------------
Cash flows from operating activities:
  Net income ..........................................................   $  4,690    $  3,933
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization .....................................        639         594
    Amortization of bond discounts and premiums, net ..................        137         455
    Amortization of core deposit intangibles ..........................        218          --
    Provision for loan losses .........................................        450         330
    Securities transactions, net ......................................       (267)       (190)
    Federal Home Loan Bank stock dividend .............................         --         (58)
    Undistributed gain from non-marketable equity securities ..........        226          26
    Gain on sales of mortgage loans, net ..............................       (126)       (137)
    Proceeds from sales of mortgage loans originated for sale .........     11,580       9,749
    Mortgage loans originated for sale ................................    (11,489)     (9,184)
    Stock based compensation expense ..................................        157          --
    Other, net ........................................................     (3,672)      2,260
                                                                          --------------------
          Net cash provided by operating activities ...................      2,543       7,778
                                                                          --------------------
Cash flows from investing activities:
  Net decrease (increase) in loans ....................................     40,358      (3,173)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................      1,683       1,589
    Available-for-sale ................................................      1,670      27,925
  Proceeds from sales of investments:
    Available-for-sale ................................................      2,493       3,931
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................    (11,116)     (4,257)
    Available-for-sale ................................................    (31,916)        (15)
    Other equity securities ...........................................       (500)         --
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      1,055       1,407
    Available-for-sale ................................................      1,537       2,890
  Return of principal on other equity securities ......................        675          --
  Purchases of premises and equipment .................................       (433)       (416)
                                                                          --------------------
          Net cash provided by investing activities ...................      5,506      29,881
                                                                          --------------------
Cash flows from financing activities:
  Net (decrease) in deposits ..........................................    (23,247)    (16,126)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................     (3,106)     11,918
  Payments on Federal Home Loan Bank and other borrowings .............    (19,620)     (2,311)
  Cash dividends paid .................................................     (2,334)     (2,079)
  MSTI stock transactions, net ........................................       (455)        276
                                                                          --------------------
          Net cash (used in) financing activities .....................    (48,762)     (8,322)
                                                                          --------------------
          Net increase (decrease) in cash and cash equivalents ........    (40,713)     29,337

Cash and cash equivalents at beginning of year ........................     94,066      64,928
                                                                          --------------------
Cash and cash equivalents at end of period ............................   $ 53,353    $ 94,265
                                                                          ====================

Cash paid during the year for:
  Interest                                                                $  9,397    $  4,205
  Income taxes                                                                 575         110
  Real estate acquired through or in lieu of foreclosure                       555          --
Dividends declared not paid                                                  2,331       2,081

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc., have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2005, and schedules in the Main Street Trust, Inc.'s Form 10-K filed on March 16, 2006.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments, outside of those related to the business combination discussed in
Note 2, are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results which may be expected for the year ended December 31, 2006.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform with the 2006 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

Note 2. Company Information/Business Combination

Main Street Trust, Inc. (the "Company"), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust (the "Bank") and FirsTech, Inc. On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company. This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. However, the Company has no current plans to do so.

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company merged Citizens Savings Bank into Main Street Bank & Trust as of the close of business on October 7, 2005. The Citizens acquisition purchase price of approximately $56.841 million was allocated based upon the fair value of the assets and liabilities acquired. The Citizens excess purchase price has been allocated to goodwill and identifiable intangible assets. $20.736 million was allocated to goodwill. $5.222 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of six years.

Pro forma unaudited operating results for the three months ended March 31, 2005 giving effect to the Citizens acquisition as if it had occurred prior to January 1, 2005 are as follows:


                                                     2005
                                           (in thousands, except
                                               per share data)
                                           ---------------------
Interest Income                                   $ 18,559
Interest Expense                                     6,088
Net Income                                           3,922
Basic EPS                                             0.38
Diluted EPS                                           0.38


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition. In addition, 2005 merger related expenses were reallocated to a period prior to the pro forma dates presented. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred prior to January 1, 2005 or of future results of operations of the consolidated entities.

The FASB has issued FASB Staff Position (FSP) FAS 123-R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides a practical exception when a company transitions to the accounting requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the "APIC Pool"), assuming the company has been following the recognition provisions prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by Statement 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP is effective immediately and includes transition guidance. The Company believes it has the necessary information to calculate the APIC pool and does not anticipate utilizing this exception.

Note 3. Income per Share

Net income per common share has been computed as follows:

                                                         Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2006            2005
                                                      --------------------------
Net Income .......................................    $ 4,690,000    $ 3,933,000
                                                      ==========================
Shares:
  Weighted average common shares outstanding .....     10,141,775      9,453,196
  Dilutive effect of outstanding options,
    as determined by the application of
    the treasury stock method ....................        122,917        101,501
                                                      --------------------------
  Weighted average common shares outstanding,
    as adjusted ..................................     10,264,692      9,554,697
                                                      ==========================
Basic earnings per share .........................    $      0.46    $      0.42
                                                      --------------------------
Diluted earnings per share .......................    $      0.46    $      0.41
                                                      --------------------------

Note 4: Stock Option Plans

At March 31, 2006, the Company has one share-based compensation plan. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Stock-Based Compensation. No stock-based compensation cost was recognized in the Statement of Income for the period ended March 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the period ended March 31, 2006, were $157,000 and $94,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the period ended March 31, 2006 would have been $0.47 and $0.47, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.46 and $0.46, respectively.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006, there was no excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized over the options' vesting periods.


                                                          Three Months Ended
                                                        -----------------------
                                                                March 31,
                                                                  2005
                                                          (in thousands except
                                                            per share data)
                                                        -----------------------
Net income on common stock:
  As reported ..........................................       $   3,933
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...................             (91)
                                                               ---------
          Pro forma ....................................       $   3,842
                                                               =========
Basic earnings per share:
  As reported ..........................................       $    0.42
  Pro forma ............................................            0.41
Diluted earnings per share:
  As reported ..........................................       $    0.41
  Pro forma ............................................            0.40

The Main Street Trust, Inc. 2000 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of options for up to 2,205,000 shares of the Company's common stock. The Board of Directors, or a committee appointed by the Board, may issue options that constitute incentive stock options to officers and employees and nonqualified options to directors, officers, employees, consultants and advisors of the Company and its related corporations (provided that such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction). Restricted stock and stock appreciation rights ("SARs") may also be granted. SARs may be granted separately or in tandem with or by reference to an option granted prior to or simultaneously with the grant of such rights, to such eligible directors, officers, employees, consultants and advisors as may be selected by the Board of Directors. The Plan is intended to provide a means whereby directors, officers, employees, consultants and advisors of the Company and its related corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its related corporations, and to encourage them to remain with and devote their best efforts to the business of the Company and its related corporations, thereby advancing the interests of the Company and its shareholders. Grants under the Plan to date have been nonqualified options granted to directors and officers. Options granted under the Plan have an exercise price equal to market value of the underlying common stock on the grant date. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest ratably over a one-year period from the date granted. Existing officer options vest ratably over a three-year period from the date granted. All outstanding options have a 10 year contractual life. Dividends are not paid on unexercised options. In the event of a change of control, options and SARs become immediately and fully exercisable.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:

                                                        Three Months Ended
                                                             March 31,
                                                        2006           2005
                                                   -----------------------------
Number of options granted ......................      150,500         136,500
Risk-free interest rate ........................   4.59% - 4.65%   3.98% - 4.08%
Expected life, in years ........................   6.50 - 8.00     7.00 - 8.00
Expected volatility ............................       14.28%         15.42%
Expected dividend yield ........................        3.06%          2.97%

Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and terminations (turnover percentage) within the valuation model. The expected term of options granted is derived from the output of the options valuation model which uses historical data and represents the period of time that options granted are expected to be outstanding. Expected turnover percentage and expected term are estimated separately for directors and officers. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strips as of the grant date.

A summary of option activity under the Plan as of March 31, 2006, and changes since January 1, 2006 is presented below:


                                                                                   Weighted-
                                                                  Weighted-         Average       Aggregate
                                                                   Average         Remaining      Intrinsic
                                                                   Exercise       Contractual       Value
                   Options                          Shares          Price            Life           ($000)
-------------------------------------------------------------------------------------------------------------
Outstanding as of January 1, 2006                     767,413         $ 23.46
Granted                                               150,500           30.10
Exercised                                              (5,200)          17.71
Forfeited or expired                                     (965)          30.10
                                                  -----------------------------------------------------------
Outstanding at March 31, 2006                         911,748           24.58              6.8        $ 5,037
                                                  ===========================================================
Vested at March 31, 2006                              682,772           22.76              6.0        $ 5,011
                                                  ===========================================================
Exercisable as of March 31, 2006                      682,772           22.76              6.0        $ 5,011
                                                  ===========================================================

The weighted-average grant-date fair value of options granted during the first three months of 2006 and 2005 was $4.79 and $4.72, respectively. The total intrinsic value of options exercised during the first three months of 2006 and 2005, was $63,000 and $123,000, respectively. The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes since January 1, 2006 is presented below:


                                                                     Weighted-
                                                                      Average
                                                                     Grant-Date
           Nonvested shares                                Shares    Fair Value
-------------------------------------------------------------------------------
Nonvested at January 1, 2006 ...........................    112,950   $   4.83
Granted ................................................    150,500       4.79
Vested .................................................    (33,509)      4.78
Forfeited ..............................................       (965)      4.69
                                                            ------------------
Nonvested at March 31, 2006 ............................    228,976       4.81
                                                            ==================

As of March 31, 2006, there was $1.034 million of total unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the three month periods ended March 31, 2006 and 2005, was $4.78 and $4.59, respectively.

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

The following table summarizes these financial instruments and commitments (in thousands) at March 31, 2006 and 2005:


                                                                 March 31,
                                                              2006       2005
                                                           ---------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $343,247     $267,522
  Standby letters of credit ..........................       35,047       28,148

The acquisition of Citizens resulted in an additional $21.351 million in commitments and $549,000 in additional standby letters of credit at April 1, 2005.

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at March 31, 2006 was $1.830 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At March 31, 2006 and 2005, no amounts had been recorded as liabilities for the Bank's potential obligations under these guarantees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               Financial Condition

Assets and Liabilities

Total assets decreased $43.768 million, or 2.7%, to $1.581 billion at March 31, 2006 compared to $1.625 billion at December 31, 2005. Decreases in loans, federal funds sold and interest bearing deposits, cash and due from banks, non-marketable equity securities, core deposit intangibles and premises and equipment were partially offset by increases in both investments in debt and equity securities available for sale and held to maturity, other assets, accrued interest receivable and mortgage loans held for sale.

Cash and due from banks decreased $10.412 million, or 20.0%, to $41.595 million at March 31, 2006 compared to $52.007 million at December 31, 2005.

Federal funds sold and interest bearing deposits decreased $30.301 million, or 72.0%, to $11.758 million at March 31, 2006 compared to $42.059 million at December 31, 2005. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $33.122 million, or 7.4%, to $477.745 million at March 31, 2006 compared to $444.623 million at December 31, 2005. Included in the change were increases of $25.231 million, or 7.4%, in investments in securities available for sale and $8.292 million, or 10.8%, in securities held to maturity, offset somewhat by a decrease of $401,000, or 1.6% in non-marketable equity securities. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, decreased $41.363 million, or 4.1%, to $961.564 million at March 31, 2006 compared to $1.003 billion at December 31, 2005. Included in the change were decreases of $27.526 million, or 8.6%, in commercial, financial and agricultural loans; $7.054 million, or 1.5%, in commercial real estate loans; $4.348 million, or 5.0%, in installment and consumer loans; and $2.308 million, or 1.6%, in residential real estate loans. Management attributes most of the decrease in commercial, financial and agricultural loans to normal first quarter seasonality. Included in the $7.054 million decrease in commercial real estate loans was $15.826 million related to the expected payoff of one commercial project that was refinanced through a real estate conduit. Included in the $4.348 million decrease in installment and consumer loans was a $2.323 million decrease in indirect loans as the company had been unwilling to meet some of the underwriting and pricing available on these types of loans. As of March 31, 2006, the Company had an indirect loan portfolio of $14.923 million compared to $17.246 million at December 31, 2005. The $2.308 million decrease in residential real estate loans was attributed to a slow down in the residential real estate market as well as movement from adjustable rate loans that the Company keeps on its balance sheet to long term fixed loans that the Company sells in the secondary market. Although the Company's loan portfolio balance decreased during the first quarter of 2006 and competition remains strong, management believes that the loan portfolio balance will increase during the second quarter of 2006.

Mortgage loans held for sale increased $35,000, or 2.1%, to $1.696 million at March 31, 2006 compared to $1.661 million at December 31, 2005.

Premises and equipment decreased $206,000, or 0.9%, to $22.841 million at March 31, 2006 compared to $23.047 million at December 31, 2005. The decrease included depreciation and amortization expense of $639,000 offset somewhat by purchases of $433,000.

Core deposit intangibles, due to the acquisition of Citizens, decreased $218,000, or 4.8%, to $4.351 million at March 31, 2006 compared to $4.569 million at December 31, 2005 due to amortization.

Other assets increased $3.121 million, or 12.5%, to $28.168 million at March 31, 2006 compared to $25.047 million at December 31, 2005 primarily due to an increase in receivables of approximately $2.457 million due to the sale of investment securities which settled April 3, 2006 and an increase of approximately $497,000 in other real estate owned.

Total liabilities decreased $45.108 million, or 3.0%, to $1.436 billion at March 31, 2006 compared to $1.481 billion at December 31, 2005. There were decreases in all categories of liabilities except other liabilities.

Total deposits decreased $23.247 million, or 1.8%, to $1.253 billion at March 31, 2006 from $1.276 billion at December 31, 2005. Non-interest bearing deposits decreased $21.467 million, or 8.9%, to $219.356 million at March 31, 2006 from $240.823 million at December 31, 2005. This was mainly due to a $15.752 million decrease in the balance of one account between December 31, 2005 and March 31, 2006, as well as normal first quarter seasonality decreases. Interest "earing deposits decreased $1.780 million, or 0.2%, to $1.033 billion at March 31, 2006 from $1.035 billion at December 31, 2005.

Federal funds purchased, repurchase agreements and notes payable decreased $3.106 million, or 2.6%, to $115.346 million at March 31, 2006 from $118.452 million at December 31, 2005. Included in this change were decreases of $2.606 million in repurchase agreements and $500,000 in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $19.620 million, or 29.1%, to $47.766 million at March 31, 2006 compared to $67.386 million at December 31, 2005 primarily due to $18.000 million of matured FHLB advances and repayment of a $1.500 million line of credit from a correspondent bank.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2006 and December 31, 2005:

                         Carrying Value of Securities(1)
                                 (in thousands)

                                                          March 31, December 31,
                                                            2006        2005
                                                         -----------------------
Available-for-sale:
  Federal agencies ...................................     $343,065    $312,484
  Mortgage-backed securities .........................       11,979      13,657
  State and municipal ................................       12,646      13,834
  Marketable equity securities .......................          628       3,112
                                                           ---------------------
          Total available-for-sale ...................     $368,318    $343,087
                                                           =====================
Held-to-maturity:
  Federal agencies ...................................     $ 38,590    $ 38,650
  Mortgage-backed securities .........................       26,556      17,091
  State and municipal ................................       19,688      20,801
                                                           ---------------------
          Total held-to-maturity .....................     $ 84,834    $ 76,542
                                                           =====================
Non-marketable equity securities:
  Federal Home Loan Bank stock .......................     $ 21,450    $ 21,450
  Other equity investments ...........................        3,143       3,544
                                                           ---------------------
          Total non-marketable equity securities .....     $ 24,593    $ 24,994
                                                           =====================
          Total investment securities ................     $477,745    $444,623
                                                           =====================

     (1) Investment securities available-for-sale and non-marketable other equity investments are carried at fair value. Investment securities held-to-maturity and Federal Home Loan Bank stock are carried at amortized cost.


The following table shows the maturities and weighted-average yields of investment securities at March 31, 2006. All securities are shown at th%ir contractual maturity.

                                                       Maturities and Weighted Average Yields of Debt Securities
                                                                         (dollars in thousands)
                                    ------------------------------------------------------------------------------------------------
                                                                             March 31, 2006
                                    ------------------------------------------------------------------------------------------------
                                    1 year or less       1 to 5 years        5 to 10 years       Over 10 years           Total
                                     Amount   Rate      Amount    Rate     Amount       Rate     Amount    Rate    Amount      Rate
                                    ------------------------------------------------------------------------------------------------
Securities available-
  for-sale:
  Federal agencies ..............   $136,151   3.61%   $206,914   3.65%    $      --      --    $     --     --   $343,065     3.63%
  Mortgage-backed
    securities(1) ...............   $  1,682   3.61%   $  5,689   5.05%    $   4,561    3.98%   $     47   5.86%  $ 11,979     4.45%
  State and municipal (TE)(2) ...   $  3,272   4.81%   $  6,633   6.48%    $   2,267    7.62%   $    474   7.76%  $ 12,646     6.30%
  Marketable equity
    securities(3) ...............   $     --     --    $     --     --     $      --      --    $     --     --   $    628        --
                                    ------------------------------------------------------------------------------------------------
          Total .................   $141,105           $219,236            $   6,828            $    521          $368,318
                                    ------------------------------------------------------------------------------------------------
Average Yield (TE)(2) ...........              3.64%              3.77%                 5.19%              7.59%               3.75%
                                    ================================================================================================
Securities held-
  to-maturity:
Federal agencies ..............     $ 17,516   2.79%   $ 16,849   2.99%    $   4,225    4.07%   $     --     --   $ 38,590     3.02%
Mortgage-backed
  securities(1) ...............     $    390   2.93%   $ 23,168   4.85%    $     205    3.56%   $  2,793   5.75%  $ 26,556     4.91%
State and municipal (TE)(2) ...     $  9,336   5.12%   $  9,997   6.17%    $     195    7.31%   $    160   7.95%  $ 19,688     5.70%
                                    ------------------------------------------------------------------------------------------------
          Total .................   $ 27,242           $ 50,014            $   4,625            $  2,953          $ 84,834
                                    ------------------------------------------------------------------------------------------------
Average Yield (TE)(2) ...........              3.59%              4.49%                 4.18%              5.87%               4.23%
                                    ================================================================================================
Non-marketable equity
  securities(3):
  Federal Home Loan Bank stock ..   $    --      --    $     --     --     $      --      --    $     --     --   $ 21,450        --
  Other equity investments ......   $    --      --    $     --     --     $      --      --    $     --     --   $  3,143        --
                                    ------------------------------------------------------------------------------------------------
          Total .................   $    --      --    $     --     --     $      --      --    $     --     --   $ 24,593        --
                                    ================================================================================================

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

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:


                                       Continuous unrealized   Continuous unrealized
                                        losses existing for   losses existing greater
                                        less than 12 months       than 12 months              Total
                                       -------------------------------------------------------------------
                                         Fair     Unrealized     Fair    Unrealized      Fair   Unrealized
                                         Value      Losses       Value     Losses        Value    Losses
                                       -------------------------------------------------------------------
Available-for-Sale:
  Federal agencies .................   $203,536   $  1,307     $139,029   $  2,902     $342,565   $  4,209
  Mortgage-backed securities .......      2,416         21        6,854        212        9,270        233
  State and municipal ..............         --         --        3,190         64        3,190         64
                                       -------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $205,952   $  1,328     $149,073   $  3,178     $355,025   $  4,506
                                       ===================================================================

Held-to-Maturity:
  Federal agencies .................   $    488   $     12     $ 37,118   $    972     $ 37,606   $    984
  Mortgage-backed securities .......     22,244        385        3,239        102       25,483        487
  State and municipal ..............      1,770         16        6,061         67        7,831         83
                                       -------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 24,502   $    413     $ 46,418   $  1,141     $ 70,920   $  1,554
                                       ===================================================================

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

For the period ended March 31, 2006, the $3.178 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of forty three debt securities and was believed to be a temporary loss. Marketable equity securities available-for-sale had no continuous unrealized loss greater than 12 months. The $1.141 million continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of forty one debt securities and was believed to be a temporary loss.

Unrealized losses on debt securities are generally due to changes in interest rates and, as such, are considered by the Company to be temporary. Because of the nature of U.S. Agency securities, most of which are single pay at maturity, and because the Company has the ability to hold these investments until the market value recovers, which may be maturity, the Company does not consider these investments to be other than temporarily impaired. Because the Company believes the decline in market value of mortgage-backed securities is attributable to changes in interest rates and not credit quality and because the Company has the ability to hold these investments until the market value recovers, the Company does not consider these investments to be other than temporarily impaired.

Loans

The following table presents the amounts and percentages of loans at March 31, 2006 and December 31, 2005 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.

                           Amount of Loans Outstanding
                             (dollars in thousands)

                                                 March 31, 2006         December 31, 2005
                                         -------------------------------------------------
                                           Amount      Percentage    Amount      Percentage
                                         -------------------------------------------------
Commercial, financial and agricultural   $  292,335       29.98%   $  319,861       31.47%
Real Estate - Commercial .............      462,452       47.42%      469,506       46.19%
Real Estate - Residential ............      137,996       14.15%      140,304       13.81%
Installment and consumer .............       82,380        8.45%       86,728        8.53%
                                         -------------------------------------------------
          Total loans ................   $  975,163      100.00%   $1,016,399      100.00%
                                         =================================================


The balance of loans outstanding as of March 31, 2006 by maturity is shown in the following table:

                          Maturity of Loans Outstanding
                             (dollars in thousands)
                                 March 31, 2006

                                          1 year      1 to 5      Over 5
                                         or less      years        years        Total
                                         ----------------------------------------------
Commercial, financial and agricultural   $176,664    $ 86,605    $ 29,066    $ 292,335
Real Estate - Commercial .............    151,389     203,807     107,256      462,452
Real Estate - Residential ............     13,446      36,297      88,253      137,996
Installment and consumer .............     22,844      36,021      23,515       82,380
                                         ---------------------------------------------
          Total ......................   $364,343    $362,730    $248,090     $975,163
                                         =============================================

Percentage of total loans outstanding      37.36%      37.20%      25.44%      100.00%
                                         =============================================

Capital

Total shareholders' equity increased $1.340 million from December 31, 2005 to March 31, 2006. Treasury stock transactions were $455,000 primarily due to purchases of treasury stock under the Company's stock repurchase plan offset somewhat by the exercise of stock options. Additional paid in capital increased $157,000 due to the implementation of the new Financial Accounting Standard Board (FASB) Statement No.123(R) at January 1, 2006. The change in shareholders' equity is summarized as follows:

                       Shareholders' Equity (in thousands)
Shareholders' equity, December 31, 2005 ....................          $ 143,769
Net income .................................................              4,690
Treasury stock transactions, net ...........................               (455)
Additional paid in capital .................................                157
Cash dividends declared ....................................             (2,331)
Other comprehensive income .................................               (721)
                                                                      ---------
Shareholders' equity, March 31, 2006 .......................          $ 145,109
                                                                      =========

On March 28, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.23 per share of the Company's common stock. The dividend of $2.331 million was paid on April 21, 2006, to holders of record on April 7, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Company and its subsidiary bank exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2006, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's subsidiary bank's categories.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (in thousands):

                                                                                        To be well
                                                                 For capital         capitalized under
                                                                   adequacy          prompt corrective
                                             Actual                purposes:         action provisions:
                                    -------------------------------------------------------------------
                                      Amount        Ratio       Amount     Ratio       Amount     Ratio
                                    -------------------------------------------------------------------
As of  March 31, 2006:
  Total capital
    (to risk-weighted assets)
    Consolidated ............       $  137,784      12.4%     $ 88,819     8.0%         N/A
    Main Street Bank & Trust        $  129,003      11.8%     $ 87,809     8.0%     $109,762     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ............       $  124,053      11.2%     $ 44,409     4.0%          N/A
    Main Street Bank & Trust        $  115,326      10.5%     $ 43,905     4.0%     $ 65,857      6.0%
  Tier I capital
    (to average assets)
    Consolidated ............       $  124,053       7.9%     $ 62,857     4.0%          N/A
    Main Street Bank & Trust        $  115,326       7.4%     $ 62,295     4.0%     $ 77,868      5.0%



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

The following table presents the Company's interest rate sensitivity at various intervals at March 31, 2006:

                                           Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                  (dollars in thousands)
                                    -------------------------------------------------------------------------------
                                        1-30        31-90          91-180       181-365        Over
                                        Days         Days           Days          Days        1 year        Total
                                    -------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and
    interest bearing deposits ...   $   11,758    $       --    $       --    $       --    $       --   $   11,758
  Debt and equity securities (1)        42,273        15,170        17,480        64,198       338,624      477,745
  Loans (2) .....................      325,492        45,211        45,538       101,219       459,399      976,859
                                    -------------------------------------------------------------------------------
          Total earning assets ..   $  379,523    $   60,381    $   63,018    $  165,417    $  798,023   $1,466,362
                                    -------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits .............   $   54,492    $    1,692    $    2,538    $    5,075    $  192,874   $  256,671
  Money market savings
    deposits ....................      307,695            --            --            --            --      307,695
  Time deposits .................       23,227        42,623        76,849       197,207       129,097      469,003
  Federal funds purchased,
    repurchase agreements,
    and notes payable ...........       85,898        11,340         7,118        10,990            --      115,346
  FHLB advances and
    other borrowings ............        9,075        21,000         8,075         4,616         5,000       47,766
                                    -------------------------------------------------------------------------------
          Total interest bearing
          liabilities ...........   $  480,387    $   76,655    $   94,580    $  217,888    $  326,971   $1,196,481
                                    -------------------------------------------------------------------------------
Net asset (liability) funding gap     (100,864)      (16,274)      (31,562)      (52,471)      471,052      269,881
                                    -------------------------------------------------------------------------------
Repricing gap ...................         0.79          0.79          0.67          0.76          2.44         1.23
Cumulative repricing gap ........         0.79          0.79          0.77          0.77          1.23         1.23


     (1) Debt and equity securities include securities available-for-sale, securities held-to-maturity and non-marketable equity securities.

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


                                          1-30 Days  31-90 Days  91-180 Days  181-365 Days  Over 1 Year
                                          -------------------------------------------------------------
Savings and interest-bearing
  demand deposits .....................      0.45%      0.85%       1.25%         2.45%       95.00%


At March 31, 2006, the Company was somewhat liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits and federal funds purchased, repurchase agreements and notes payable. As such, the effect of an increase in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would decrease annualized net interest income by approximately $1.009 million in 30 days and $1.171 million in 90 days, assuming no management intervention. A decrease in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of March 31, 2006, the Company's RSA/RSL was 0.77, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at March 31, 2006, the Company had a $15 million unsecured line of credit with a correspondent bank, all of which was available at that date. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

The following table shows projected results at March 31, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                                                     Basis Point Change
                                         -------------------------------------------
                                         +200         +100        -100        -200
                                         -------------------------------------------
December 31, 2005 ................         8.9%       4.7%      (4.7%)      (9.4%)
March 31, 2006 ...................         6.0%       3.1%      (3.4%)      (6.5%)


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

The Company was able to adequately fund loan demand and meet liquidity during the first quarter of 2006. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $40.713 million from December 31, 2005 to March 31, 2006. The decrease in 2006 resulted from cash used in financing activities, offset somewhat by cash provided by investing and operating activities. There were differences in sources and uses of cash during 2006 compared to 2005. Cash used in financing activities during 2006 was $48.605 million compared to $8.322 million during the same period in 2005, primarily due to more cash used by deposits, more payments on Federal Home Loan Bank advances and other borrowings and cash used versus cash provided by federal funds purchased, repurchase agreements and notes payable during the first three months of 2006 compared to the same period in 2005. Cash used by deposits of $23.247 million in 2006 was mainly the result of a decrease in non-interest bearing demand deposits of $21.467 million. Cash used by Federal Home Loan Bank advances and other borrowings of $19.620 million during the first quarter of 2006 was mainly the result of the maturities of $18.000 million of Federal Home Loan Bank advances during the first quarter of 2006. Cash of $3.106 million was used by federal funds purchased, repurchase agreements and notes payable during the first three months of 2006 compared to $11.918 million of cash provided during the same period in 2005.

Less cash was provided by investing activities during the first quarter of 2006 compared to the same period in 2005, primarily due to differences in investments in debt and equity securities and activity in the loan portfolio. Cash used by investment activities during the first quarter of 2006 was $34.419 million compared to cash provided of $33.470 million during the same period in 2005. In 2006, cash used to purchase d%bt and equity securities of $43.532 million was somewhat offset by proceeds of $9.113 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities. During the same period in 2005, proceeds of $37.742 million from maturities, calls and sales of debt and equity securities and principal paydowns on mortgage-backed securities were offset somewhat by cash used to purchase debt and equity securities of $4.272 million. Also contributing to the difference in investing activities were changes in the loan portfolio during these two periods. Cash provided by loans during the first three months of 2006 was $40.358 million due to a decrease in gross loans, compared to cash used to fund loan growth of $3.173 million during the same period in 2005. Less cash was provided by operating activities in 2006 compared to 2005.

The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's $15 million line of credit from a correspondent bank, FHLB advances and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that it has one critical accounting policy, allowance for loan losses, that is subject to estimates and judgements used in the preparation of its consolidated financial statements, and is described in more detail below.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $13.599 million at March 31, 2006 compared to $13.472 million at December 31, 2005, an increase of $127,000. Net charge-offs were $323,000 and the provision totaled $450,000 during the first three months of 2006 compared to net charge-offs of $25,000 and the provision totaled $330,000 for the first three months of 2005. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.39% at March 31, 2006, compared to 1.32% at December 31, 2005. Gross loans, including loans held-for-sale, decreased 4.0% to $976.859 million at March 31, 2006 from $1.018 billion at December 31, 2005.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 176.1% at March 31, 2006 compared to 449.1% at December 31, 2005. Nonperforming loans increased from $3.000 million at December 31, 2005 to $7.723 million at March 31, 2006. The $4.723 million increase in nonperforming loans during the first three months of 2006 resulted from a $3.843 million increase in nonaccrual loans and an increase of $880,000 in loans past due 90 days or more. The increase in nonaccrual loans included the addition of three commercial real estate loans to a real estate developer that totaled $4.282 million. Increases in commercial, financial and agricultural loans and retail mortgage loans made up the bulk of the remaining increase in nonaccrual and 90-day delinquencies. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.


                         Allowance for Loan Losses
                           (dollars in thousands)
                                                     March 31, 2006     March 31, 2005
                                                     ---------------------------------
Allowance for loan losses at beginning of year .....    $ 13,472           $  9,650
Charge-offs during period:
  Commercial, financial and agricultural ...........    $   (165)          $     --
  Commercial real estate ...........................         (67)                --
  Residential real estate ..........................         (71)                --
  Installment and consumer .........................        (105)              (135)
                                                     ---------------------------------
          Total ....................................    $   (408)          $   (135)
                                                     ---------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ...........    $      1           $      6
  Commercial real estate ...........................          --                  5
  Residential real estate ..........................          --                 --
  Installment and consumer .........................          84                 99
                                                     ---------------------------------
          Total ....................................    $     85           $    110
                                                     ---------------------------------
          Net (charge-offs) recoveries .............    $   (323)          $    (25)
Provision for loan losses ..........................         450                330
                                                     ---------------------------------
Allowance for loan losses at end of quarter ........    $ 13,599           $  9,955
                                                     =================================
Ratio of net charge-offs to
  average net loans ................................       (0.03)%           (0.01)%
                                                     =================================

The following table shows the allocation of the allowance for loan losses allocated to each category.

                       Allocation of the Allowance for Loan Losses
                                      (in thousands)
-------------------------------------------------------------------------------------------
                                                      March 31, 2006    December 31, 2005
                                                      -------------------------------------
Allocated:
  Commercial, financial and agricultural ...........       $ 4,039           $ 4,433
  Commercial real estate ...........................         7,422             5,991
  Residential real estate ..........................           411               424
  Installment and consumer .........................         1,349             1,447
                                                           -------------------------
          Total allocated allowance ................       $13,221           $12,295
Unallocated allowances .............................           378             1,177
                                                           -------------------------
          Total ....................................        13,599            13,472
                                                           =========================

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

                      Nonperforming Loans (dollars in thousands)
-------------------------------------------------------------------------------------------
                                                      March 31, 2006    December 31, 2005
                                                      -------------------------------------
Nonaccrual loans(1) ..............................         $6,077            $2,234
Loans past due 90 days or more ...................         $1,646            $  766
Restructured loans ...............................         $  295            $  324

     (1) Includes $1.024 million at March 31, 2006 and $975,000 at December 31, 2005 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).



                     Other Nonperforming Assets (dollars in thousands)
-------------------------------------------------------------------------------------------
                                                      March 31, 2006    December 31, 2005
                                                      -------------------------------------
Other real estate owned ..........................           $685             $188
Nonperforming other assets .......................           $119             $ 36


Results of Operations

Results of Operations for the Three Months Ended March 31, 2006

Net income for the first three months of 2006 was $4.690 million, a $757,000, or 19.2%, increase from $3.933 million for the same period in 2005. Basic earnings per share increased $0.04, or 9.5%, to $0.46 per share in the first three months of 2006 from $0.42 per share in the first three months of 2005. Diluted earnings per share increased $0.05, or 12.2%, to $0.46 per share in the first three months of 2006 from $0.41 per share in the first three months of 2005. The purchase of Citizens on April 1, 2005 contributed to the increases in net income and earnings per share during the first three months of 2006 compared to the same period in 2005.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                          Three Months Ended March 31,


                                                             2006                                  2005
                                             -------------------------------------------------------------------------
                                               Average                               Average
                                               Balance      Interest        Rate     Balance     Interest       Rate
                                             -------------------------------------------------------------------------
Assets
Taxable investment securities(1) .........   $  436,872    $    4,106       3.81%  $  304,567   $    2,364      3.15%
Tax-exempt investment securities(1) (TE) .       32,820           508       6.28%      41,648          617      6.01%
Federal funds sold and interest bearing
  deposits(2) ............................       20,024           297       6.02%      29,179          221      3.07%
Loans (3), (4) (TE) ......................      977,086        16,800       6.97%     761,692       11,408      6.07%
                                             ------------------------------------------------------------------------
          Total interest earning assets
          and interest income (TE) .......   $1,466,802    $   21,711       6.00%  $1,137,086   $   14,610      5.21%
                                             ------------------------------------------------------------------------
Cash and due from banks ..................   $   46,121                            $   38,699
Premises and equipment ...................       23,040                                17,079
Other assets .............................       59,149                                25,307
                                             ------------------------------------------------------------------------
Total assets .............................   $1,595,112                            $1,218,171
                                             ========================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $   72,027    $      110       0.62%  $   66,440   $       90      0.55%
Savings ..................................      488,648         3,216       2.67%     368,260        1,045      1.15%
Time deposits ............................      466,913         4,092       3.55%     342,642        2,465      2.92%
Federal funds purchased, repurchase
  agreements, and notes payable ..........      122,966         1,151       3.80%     103,396          507      1.99%
FHLB advances and other borrowings .......       58,245           681       4.74%      28,530          386      5.49%
                                             ------------------------------------------------------------------------
          Total interest bearing
          liabilities and interest expense   $1,208,799    $    9,250       3.10%  $  909,268   $    4,493      2.00%
                                             ------------------------------------------------------------------------
Non-interest bearing demand deposits .....   $  149,487                            $  116,182
Non-interest bearing savings deposits ....       72,878                                64,894
Other liabilities ........................       19,071                                13,188
                                             ------------------------------------------------------------------------
          Total liabilities ..............   $1,450,235                            $1,103,532
Shareholders' equity .....................      144,877                               114,639
                                             ------------------------------------------------------------------------
          Total liabilities and
          shareholders' equity ...........   $1,595,112                            $1,218,171
                                             ========================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ..........                                  2.90%                                3.21%
                                             ========================================================================
Net interest income (TE) .................                 $   12,461                           $   10,117
                                             ========================================================================
Net yield on interest
  earnings assets (TE) ...................                                  3.45%                                3.61%
                                             ========================================================================

Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

     (1) Investments in debt securities are included at carrying value. Income from taxable investment securities included net losses on venture capital funds of approximately $226,000 and $26,000 in 2006 and 2005, respectively. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2)  Federal   funds   sold  and   interest   bearing   deposits   included
          approximately $65,000 in 2006 and $35,000 in 2005 of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $383,000 and $243,000 in 2006 and 2005, respectively, were included in total loan income.

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

                       Analysis of Volume and Rate Changes
                                 (in thousands)
                        Three Months Ended March 31, 2006

                                                     Increase
                                                    (Decrease)
                                                       from
                                                     Previous   Due to     Due to
                                                       Year     Volume      Rate
                                                    -----------------------------
Interest Income
  Taxable investment securities .................   $ 1,742    $ 1,173    $   569
  Tax-exempt investment securities (TE) .........      (109)      (136)        27
  Federal funds sold and interest bearing deposits       76        (86)       162
  Loans (TE) ....................................     5,392      3,539      1,853
                                                    -----------------------------
          Total interest income (TE) ............   $ 7,101    $ 4,490    $ 2,611
                                                    -----------------------------
Interest Expense
  Interest bearing demand and savings deposits ..   $ 2,191    $   407    $ 1,784
  Time deposits .................................     1,627      1,016        611
  Federal funds purchased,
    repurchase agreements and notes payable .....       644        111        533
  FHLB advances and other borrowings ............       295        354        (59)
                                                    -----------------------------
          Total interest expense ................   $ 4,757    $ 1,888    $ 2,869
                                                    -----------------------------
Net Interest Income (TE) ........................   $ 2,344    $ 2,602    $  (258)
                                                    =============================

Net interest income on a tax equivalent basis was $2.344 million, or 23.2%, higher for the first three months of 2006 compared to the same period of 2005. Total tax-equivalent interest income was $7.101 million, or 48.6%, higher in 2006 compared to 2005, and interest expense increased $4.757 million, or 105.9%. The increase in tax-equivalent interest income and interest expense was due to both increases in average volume and higher rates.

The increase in total tax-equivalent interest income was due to an increase in interest income from loans, taxable investment securities, and federal funds sold and interest bearing deposits, offset slightly by a decrease in interest income from tax-exempt investment securities. The increases in interest income from loans and taxable investment securities were due to increases in volume coupled with higher rates. The increase in interest income on federal funds sold and interest earning deposits was due to higher rates, offset somewhat by a decrease in volume. The decrease in interest income from tax-exempt investment securities was primarily due to lower volume.

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

The provision for loan losses recorded was $450,000 during the first three months of 2006 compared to $330,000 during the same period in 2005. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the three months ended March 31, 2006 and 2005. The acquisition of Citizens on April 1, 2005, has been accounted for as a purchase. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 4, Stock Option Plans, for additional information). As a result, the Company recognized an additional $157,000 in stock option expense in the first quarter of 2006, with $113,000 being allocated to salaries and benefits expense and $44,000 being allocated to other non-interest expense.



                         Non-interest Income and Expense
                           for the Three Months Ended
                             March 31, 2006 and 2005
                                 (in thousands)

----------------------------------------------------------------------------------------
Non-interest Income                         03/31/2006  03/31/2005  $ change    % change
----------------------------------------------------------------------------------------
Trust and brokerage fees .................   $  1,915    $  1,842   $     73        4.0%
Remittance processing income .............      1,765       1,707         58        3.4%
Service charges on deposit accounts (1) ..        685         526        159       30.2%
Securities transactions, net (2) .........        267         190         77       40.5%
Gain on sales of mortgage loans, net (3)..        126         137        (11)      (8.0%)
Other (4) ................................        761         613        148       24.1%
                                             -------------------------------------------
                 Total non-interest income   $  5,519    $  5,015   $    504       10.0%
                                             ===========================================

----------------------------------------------------------------------------------------
Non-interest Expense                        03/31/2006  03/31/2005  $ change    % change
----------------------------------------------------------------------------------------
Salaries and employee benefits (5) .......   $  5,921    $  4,947   $    974       19.7%
Occupancy (6) ............................        792         662        130       19.6%
Equipment ................................        615         606          9        1.5%
Data processing (7) ......................        738         551        187       33.9%
Office supplies ..........................        296         298         (2)      (0.7%)
Service charges from correspondent
  banks (8)...............................         64         110        (46)     (41.8%)
Amortization of core deposit
  intangibles (9) ........................        218          --        218         --
Other (10) ...............................      1,401       1,275        126        9.9%
                                             -------------------------------------------
                Total non-interest expense   $ 10,045    $  8,449   $  1,596       18.9%
                                             ===========================================

     (1)  Service  charges  on  deposit  accounts  in  2006  included   $184,000
          generated at the Company's new Bloomington locations.

     (2) During the first quarter of 2006, the Company sold a number of equity securities in order to reposition its investment portfolio and realized approximately $267,000 in net gains from those sales.

     (3) Mortgage loans funded at the Company's comparable reporting bank locations (excluding Bloomington) decreased $711,000, or 7.3%, from $9.749 million in 2005 to $9.038 million in 2006, primarily due to the changing rate environment.

     (4) The increase in other non-interest income included approximately $58,000 attributable to operating the Company's new Bloomington locations, and a $47,000, or 117.6%, increase in key man life insurance income.

     (5) In 2006, salaries and benefits included $693,000 directly attributable to additional employees as a result of operating the Company's new Bloomington locations and $113,000 of stock option expense as a result of adopting FASB Statement No. 123(R) effective January 1, 2006.

     (6) In 2006, occupancy expense included $124,000 attributable to the expenses of operating the Company's new Bloomington locations.

     (7) The increase in data processing expense in 2006 included a $76,000, or 23.1%, increase in computer processing expense and a $49,000, or 45.5% increase, in internet processing expense, due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in data processing expense in 2006 was an increase of $60,000, or 81.6%, in data processing expense attributable to the Company's Wealth Management Group. This increase was due to increased trading volume, and the costs associated with conversion to a new system.


     (8) The decrease in service charges from correspondent banks was primarily due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees as well as higher earnings credits due to the rising rate environment.

     (9) Amortization of core deposit intangibles was attributable to the acquisition of Citizen's.

     (10) Included in other non-interest expense in 2006 was $83,000 directly attributable to operating the Company's new Bloomington locations and $44,000 of stock option expense as a result of adopting FASB Statement No. 123(R) effective January 1, 2006.

Income tax expense increased $411,000, or 18.7%, during the first three months of 2006 compared to the same period in 2005. The effective tax rate decreased to 35.8% during the first three months of 2006 from 35.9% during the same period in 2005.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services in central Illinois to both business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, commercial real estate, consumer (including automobile loans and personal lines of credit), agricultural, and residential real estate lending; safe deposit and night depository services; purchases of installment obligations from retailers, primarily without recourse; farm management; farm realty services; full service trust department that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, comprehensive financial planning, miscellaneous consulting, and brokerage services offered through a third-party arrangement with Raymond James Financial Services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network and companies such as MasterCard RPPS.

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

The following table quantifies the Company's business segment information for the three-months ended March 31, 2006 and 2005:


As of and for the                   Banking    Remittance
Three Months Ended:                Services     Services      Company    Eliminations      Total
--------------------------------------------------------------------------------------------------
March 31, 2006
  Total interest income .......   $   21,693   $        6   $     (160)   $      (11)   $   21,528
  Total interest expense ......        9,173           --           88           (11)        9,250
  Provision for loan losses ...          450           --           --            --           450
  Total non-interest income ...        3,775        1,824          238          (318)        5,519
  Total non-interest expense ..        8,805        1,156          402          (318)       10,045
  Income before income tax ....        7,040          674         (412)           --         7,302
  Income tax expense ..........        2,498          283         (169)           --         2,612
  Net income ..................        4,542          391         (243)           --         4,690
  Goodwill ....................       20,736           --           --            --        20,736
  Total assets ................    1,567,533        4,043      155,015      (145,222)    1,581,369
  Depreciation and amortization          560           66           13            --           639

March 31, 2005
  Total interest income .......   $   14,391   $        4   $       24    $      (28)   $   14,391
  Total interest expense ......        4,512           --            9           (28)        4,493
  Provision for loan losses ...          330           --           --            --           330
  Total non-interest income ...        3,340        1,737          202          (264)        5,015
  Total non-interest expense ..        7,285        1,115          313          (264)        8,449
  Income before income tax ....        5,604          626          (96)           --         6,134
  Income tax expense ..........        1,980          264          (43)           --         2,201
  Net income ..................        3,624          362          (53)           --         3,933
  Goodwill ....................           --           --           --            --            --
  Total assets ................    1,212,406        2,388      118,579      (108,735)    1,224,638
  Depreciation and amortization          467          114           13            --           594


Recent Regulatory Developments

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

The merger of the BIF and SAIF took effect March 31, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries are detailed in the "Risk Factors" section included under Item 1A. of Part I of the Company's Form 10-K for 2005. In addition to the risk factors described in that section, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's disclosure controls or its internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the disclosure controls or the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A. Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. "Risk Factors," in the Company's 2005 Annual Report on Form 10-K. Please refer to that section of the Company's 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


                            Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------------------
                                                                   (c) Total    (d) Maximum
                                                                   Number of       Number
                                                                    Shares       of Shares
                                                                 Purchased as    that May
                                                                    Part of       Yet Be
                                 (a) Total                         Publicly      Purchased
                                 Number of      (b) Average       Announced      Under the
                                  Shares       Price Paid per      Plans or      Plans or
Period                           Purchased          Share        Programs (1)   Programs (1)
--------------------------------------------------------------------------------------------
January 1 -
January 31, 2006 ............           --        $      --             --        167,600

February 1 -
February 28, 2006 ...........       12,000        $   29.85         12,000        155,600

March 1 -
March 31, 2006 ..............        7,000        $   30.75          7,000        148,600
                                  -------------------------------------------------------
Total .......................       19,000        $   30.18         19,000        148,600
                                  =======================================================

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

MAIN STREET TRUST, INC.



Date:    May 10, 2006
       -------------------------------------------

By:      /s/ David B. White
       -------------------------------------------
         David B. White, Executive Vice President
         And Chief Financial Officer







By:      /s/ Van A. Dukeman
       -------------------------------------------
         Van A. Dukeman, President
         And Chief Executive Officer