Form 10-Q
period 2006-06-30
MAIN STREET TRUST INC
filed 2006-08-09
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             -------------------------------------------------------
                  For the Quarterly Period Ended June 30, 2006

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          [ X ]  Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [ X ] Non-accelerated filer [   ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).                                    [   ] Yes  [ X ] No

Indicate the number of shares outstanding of the registrant's common stock, as of August 2, 2006:

     Main Street Trust, Inc. Common Stock                         10,110,884
                                                                  ----------

                                Table of Contents

                                                                           PAGE

(a) PART I.   FINANCIAL INFORMATION

              Item 1. Financial Statements (Unaudited)                         3

              Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     14

              Item 3. Quantitative and Qualitative Disclosures about
                      Market Risk                                             35

              Item 4. Controls and Procedures                                 36


(b) PART II.  OTHER INFORMATION

              Item 1. Legal Proceedings                                       36

              Item 1.A. Risk Factors                                          36

              Item 2. Unregistered Sales of Equity Securities and
                      Use of Proceeds                                         36

              Item 3. Defaults Upon Senior Securities                         36

              Item 4. Submission of Matters to a Vote of Security
                      Holders                                                 37

              Item 5. Other Information                                       37

              Item 6. Exhibits                                                37


SIGNATURES                                                                    38

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2006 and December 31, 2005
                  (Unaudited, in thousands, except share data)

                                                                                        June 30,    December 31,
                                                                                          2006          2005
                                                                                     --------------------------
ASSETS
Cash and due from banks ..........................................................   $    43,821    $    52,007
Federal funds sold and interest bearing deposits .................................         2,769         42,059
                                                                                     --------------------------
          Cash and cash equivalents ..............................................        46,590         94,066
                                                                                     --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ..............................................       353,722        343,087
  Held-to-maturity, at cost (fair value of $78,105 and $75,665
    at June 30, 2006 and December 31, 2005, respectively) ........................        79,886         76,542
  Non-marketable equity securities ...............................................        17,543         24,994
                                                                                     --------------------------
          Total investments in debt and equity securities ........................       451,151        444,623
                                                                                     --------------------------
  Loans, net of allowance for loan losses of $13,895 and $13,472
    at June 30, 2006 and December 31, 2005, respectively .........................       973,217      1,002,927
  Mortgage loans held for sale ...................................................         2,064          1,661
  Premises and equipment .........................................................        22,707         23,047
  Goodwill .......................................................................        20,736         20,736
  Core deposit intangibles .......................................................         4,134          4,569
  Accrued interest receivable ....................................................         9,476          8,461
  Other assets ...................................................................        26,069         25,047
                                                                                     --------------------------
          Total assets ...........................................................   $ 1,556,144    $ 1,625,137
                                                                                     ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing .........................................................   $   212,905    $   240,823
    Interest bearing .............................................................       992,826      1,035,149
                                                                                     --------------------------
          Total deposits .........................................................     1,205,731      1,275,972
                                                                                     --------------------------
  Federal funds purchased, repurchase agreements and notes payable................       141,716        118,452
  Federal Home Loan Bank advances and other borrowings ...........................        44,670         67,386
  Accrued interest payable .......................................................         4,604          4,657
  Other liabilities ..............................................................        13,422         14,901
                                                                                     --------------------------
          Total liabilities ......................................................     1,410,143      1,481,368
                                                                                     --------------------------

Commitments and contingencies (See Note 5)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ....................            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
     11,219,319 shares issued ....................................................           112            112
  Paid in capital ................................................................        55,515         55,189
  Retained earnings ..............................................................       124,921        120,238
  Accumulated other comprehensive loss ...........................................        (2,854)        (1,597)
                                                                                     --------------------------
                                                                                         177,694        173,942
  Less: treasury stock, at cost, 1,120,038 and 1,072,644 shares
    at June 30, 2006 and December 31, 2005, respectively .........................       (31,693)       (30,173)
                                                                                     --------------------------
          Total shareholders' equity .............................................       146,001        143,769
                                                                                     --------------------------

          Total liabilities and shareholders' equity .............................   $ 1,556,144    $ 1,625,137
                                                                                     ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                 For the Six Months Ended June 30, 2006 and 2005
                  (Unaudited, in thousands, except share data)

                                                                              2006          2005
                                                                          -------------------------
Interest income:
  Loans and fees on loans .............................................   $    34,151   $    27,318
  Investments in debt and equity securities
    Taxable ...........................................................         8,686         5,605
    Tax-exempt ........................................................           622           786
  Federal funds sold and interest bearing deposits ....................           697           813
                                                                          -------------------------
          Total interest income .......................................        44,156        34,522
                                                                          -------------------------
Interest expense:
  Deposits ............................................................        15,620         9,003
  Federal funds purchased, repurchase agreements and notes payable ....         2,597         1,258
  Federal Home Loan Bank advances and other borrowings ................         1,262         1,173
                                                                          -------------------------
          Total interest expense ......................................        19,479        11,434
                                                                          -------------------------
          Net interest income .........................................        24,677        23,088

Provision for loan losses .............................................           900           630
                                                                          -------------------------
          Net interest income after provision for loan losses .........        23,777        22,458
                                                                          -------------------------
Non-interest income:
  Remittance processing ...............................................         3,503         3,403
  Trust and brokerage fees ............................................         3,902         3,652
  Service charges on deposit accounts .................................         1,391         1,309
  Securities transactions, net ........................................           279            35
  Gain on sales of mortgage loans, net ................................           276           397
  Other ...............................................................         1,673         1,277
                                                                          -------------------------
          Total non-interest income ...................................        11,024        10,073
                                                                          -------------------------
Non-interest expense:
  Salaries and employee benefits ......................................        11,685        11,228
  Occupancy ...........................................................         1,575         1,469
  Equipment ...........................................................         1,243         1,281
  Data processing .....................................................         1,457         1,103
  Office supplies .....................................................           597           587
  Service charges from correspondent banks ............................           146           255
  Amortization of core deposit intangibles ............................           435           218
  Other ...............................................................         3,209         2,862
                                                                          -------------------------
          Total non-interest expense ..................................        20,347        19,003
                                                                          -------------------------
          Income before income taxes ..................................        14,454        13,528

  Income taxes ........................................................         4,965         4,868
                                                                          -------------------------
          Net income ..................................................   $     9,489   $     8,660
                                                                          =========================
Per share data:
  Basic earnings per share ............................................   $      0.94   $      0.88
  Weighted average shares of common stock outstanding .................    10,133,648     9,897,125

  Diluted earnings per share ..........................................   $      0.93   $      0.87
  Weighted average shares of common stock and dilutive potential
      common shares outstanding .......................................    10,255,595     9,996,574


See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                 For the Six Months Ended June 30, 2006 and 2005
                            (Unaudited, in thousands)

                                                                                       2006       2005
                                                                                     ------------------
Net income .......................................................................   $ 9,489    $ 8,660
                                                                                     ------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($727) and ($478), for June 30, 2006 and 2005, respectively ................    (1,090)      (717)
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of ($112) and ($14),  for June 30, 2006 and
      2005, respectively .........................................................      (167)       (21)
                                                                                     ------------------
          Other comprehensive loss ...............................................    (1,257)      (738)
                                                                                     ------------------
          Comprehensive income ...................................................   $ 8,232    $ 7,922
                                                                                     ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2006 and 2005
                  (Unaudited, in thousands, except share data)


                                                                                2006           2005
                                                                          ---------------------------
Interest income:
  Loans and fees on loans .............................................   $     17,356   $     15,913
  Investments in debt and equity securities
    Taxable ...........................................................          4,580          3,241
    Tax-exempt ........................................................            292            385
  Federal funds sold and interest bearing deposits ....................            400            592
                                                                          ---------------------------
         Total interest income ........................................         22,628         20,131
                                                                          ---------------------------
Interest expense:
  Deposits ............................................................          8,202          5,403
  Federal funds purchased, repurchase agreements and notes payable ....          1,446            751
  Federal Home Loan Bank advances and other borrowings ................            581            787
                                                                          ---------------------------
          Total interest expense ......................................         10,229          6,941
                                                                          ---------------------------

          Net interest income .........................................         12,399         13,190
Provision for loan losses .............................................            450            300
                                                                          ---------------------------
          Net interest income after provision for loan losses .........         11,949         12,890
                                                                          ---------------------------
Non-interest income:
  Remittance processing ...............................................          1,738          1,696
  Trust and brokerage fees ............................................          1,987          1,810
  Service charges on deposit accounts .................................            706            783
  Securities transactions, net ........................................             12           (155)
  Gain on sales of mortgage loans, net ................................            150            260
  Other ...............................................................            912            664
                                                                          ---------------------------
          Total non-interest income ...................................          5,505          5,058
                                                                          ---------------------------
Non-interest expense:
  Salaries and employee benefits ......................................          5,764          6,281
  Occupancy ...........................................................            783            807
  Equipment ...........................................................            628            675
  Data processing .....................................................            719            552
  Office supplies .....................................................            301            289
  Service charges from correspondent banks ............................             82            145
  Amortization of core deposit intangibles ............................            217            218
  Other ...............................................................          1,808          1,587
                                                                          ---------------------------
          Total non-interest expense ..................................         10,302         10,554
                                                                          ---------------------------

          Income before income taxes ..................................          7,152          7,394
Income taxes ..........................................................          2,353          2,667
                                                                          ---------------------------
          Net income ..................................................   $      4,799   $      4,727
                                                                          ===========================
Per share data:
  Basic earnings per share ............................................   $       0.47   $       0.46
  Weighted average shares of common stock outstanding .................     10,125,520     10,341,054

  Diluted earnings per share ..........................................   $       0.47   $       0.45
  Weighted average shares of common stock and dilutive potential
    common shares outstanding .........................................     10,247,920     10,438,479

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Three Months Ended June 30, 2006 and 2005
                            (Unaudited, in thousands)


                                                                                             2006      2005
                                                                                           ------------------
Net income .............................................................................   $ 4,799    $ 4,727
                                                                                           ------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period, net of tax of
      ($354) and $510 for June 30, 2006 and 2005, respectively .........................      (529)       765
    Less:  reclassification adjustment for gains (losses) included in net income, net of tax of ($5) and $62, for June 30, 2006 and
      2005, respectively ...............................................................        (7)        93
                                                                                           ------------------
          Other comprehensive income (loss) ............................................      (536)       858
                                                                                           ------------------
          Comprehensive income .........................................................   $ 4,263    $ 5,585
                                                                                           ==================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2006 and 2005
                            (Unaudited, in thousands)



                                                                            2006        2005
                                                                          --------------------
Cash flows from operating activities:
  Net income ..........................................................   $  9,489    $  8,660
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization - fixed assets ......................      1,290       1,249
    Amortization of bond premiums and accretion of accounts, net ......        301         755
    Amortization of core deposit intangibles ..........................        435         218
    Provision for loan losses .........................................        900         630
    Securities transactions, net ......................................       (279)        (35)
    Federal Home Loan Bank stock dividend .............................         --        (338)
    Undistributed loss (gain) from non-marketable equity securities ...        122        (540)
    Gain on sales of mortgage loans, net ..............................       (276)       (397)
    Gain on disposal of premises and equipment ........................         --           8
    Proceeds from sales of mortgage loans originated for sale .........     24,186      29,077
    Mortgage loans originated for sale ................................    (24,313)    (30,161)
    Other, net ........................................................     (1,784)       (878)
                                                                          --------------------
          Net cash provided by operating activities ...................     10,071       8,248
                                                                          --------------------
Cash flows from investing activities:
  Net decrease (increase) in loans ....................................     28,200     (21,484)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................      9,573       5,352
    Available-for-sale ................................................     28,020      44,175
  Proceeds from sales of investments:
    Available-for-sale ................................................      2,495      47,892
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................    (15,409)     (7,779)
    Available-for-sale ................................................    (45,360)    (68,532)
    Other equity securities ...........................................       (850)       (310)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................      2,298       3,677
    Available-for-sale ................................................      2,287       7,353
  Return of principal on other equity securities ......................        782       1,800
  Proceeds from redemption of non-marketable equity securities ........      7,397        --
  Purchases of premises and equipment .................................       (950)       (756)
  Acquisition of Citizens First Financial Corporation .................       --        (6,385)
                                                                          --------------------
           Net cash provided by investing activities ..................     18,483       5,003
                                                                          --------------------
Cash flows from financing activities:
  Net decrease in deposits ............................................    (70,241)    (62,502)
  Net increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................     23,264      24,954
  Advances from Federal Home Loan Bank and other borrowings ...........      1,000      31,000
  Payments on Federal Home Loan Bank and other borrowings .............    (23,716)     (9,404)
  Cash dividends paid .................................................     (4,664)     (4,160)
  MSTI stock transactions, net ........................................     (1,673)     (2,194)
                                                                          --------------------
          Net cash used by financing activities .......................    (76,030)    (22,306)
                                                                          --------------------
          Net decrease in cash and cash equivalents ...................    (47,476)     (9,055)

Cash and cash equivalents at beginning of year ........................     94,066      64,928
                                                                          --------------------
Cash and cash equivalents at end of period ............................   $ 46,590    $ 55,873
                                                                          ====================


Supplemental disclosure of cash flow information:


                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2006 and 2005
                            (Unaudited, in thousands)


                                                                            2006        2005
                                                                          --------------------

Cash paid during the year for:
  Interest ..........................................................     $  19,532   $ 10,756
  Income taxes ......................................................         6,224      4,570
  Real estate acquired through or in lieu of foreclosure ............           610         --
Dividends declared not paid .........................................         2,323      2,262

Acquisition of Citizens First Financial Corporation:
  Stock issued ......................................................                   27,804
  Cash paid .........................................................                   28,416
  Capitalized expenses ..............................................                      621
                                                                                      --------
          Total cost of acquisition .................................                   56,841
                                                                                      ========
  Assets acquired:
    Cash and due from banks .........................................                    6,022
    Federal funds sold and interest bearing deposits ................                   16,630
                                                                                      --------
          Cash and cash equivalents .................................                   22,652

    Investments in debt and equity securities:
      Available-for-sale, at fair value .............................                   23,865
      Non-marketable equity securities ..............................                   16,374
    Loans, net of allowance for loan losses .........................                  228,114
    Mortgage loans held for sale ....................................                      282
    Premises and equipment ..........................................                    5,993
    Accrued interest receivable .....................................                    1,571
    Goodwill ........................................................                   20,736
    Core deposit intangibles ........................................                    5,222
    Other assets ....................................................                    6,174
    Liabilities assumed:
      Deposits ......................................................                 (232,089)
      Federal Home Loan Bank advances and other borrowings ..........                  (37,599)
      Accrued interest payable ......................................                     (193)
      Other liabilities .............................................                   (4,261)
                                                                                      --------
          Net assets acquired .......................................                   56,841
                                                                                      ========

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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments, outside of those related to the business combination discussed in Note 2, are of a normal recurring nature.

Results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for the year ended December 31, 2006.

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

Pro forma unaudited operating results for the six months ended June 30, 2005, giving effect to the Citizens acquisition as if it had occurred as of January 1, 2005 are as follows:


                                         2005
                                ---------------------
                                (in thousands, except
                                     per share data)
                                ---------------------
     Interest Income .......           $38,690
     Interest Expense ......            13,029
     Net Income ............             8,649
     Basic EPS .............              0.87
     Diluted EPS ...........              0.87

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition. In addition, 2005 merger related expenses were reallocated to a period prior to the pro forma dates presented. All adjustments were tax affected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2005 or of future results of operations of the consolidated entities.

Note 3.  Income per Share

Net income per common share has been computed as follows:


                                                      Six Months Ended             Three Months Ended
                                                           June 30,                      June 30,
                                                  -----------------------------------------------------
                                                       2006          2005         2006          2005
                                                  -----------------------------------------------------
Net Income ....................................   $ 9,489,000   $ 8,660,000   $ 4,799,000   $ 4,727,000
                                                  =====================================================
  Shares
    Weighted average common shares outstanding     10,133,648     9,897,125    10,125,520    10,341,054
    Dilutive effect of outstanding options,
      as determined by the application of the
      treasury stock method ...................       121,947        99,449       122,400        97,425
                                                  -----------------------------------------------------
    Weighted average common shares outstanding,
      as adjusted .............................    10,255,595     9,996,574    10,247,920    10,438,479
                                                  =====================================================
Basic earnings per share ......................   $      0.94   $      0.88   $      0.47   $      0.46
                                                  =====================================================
Diluted earnings per share ....................   $      0.93   $      0.87   $      0.47   $      0.45
                                                  =====================================================

Note 4.  Stock Option Plans

At June 30, 2006, the Company had one share-based compensation plan. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the Statement of Income for the period ended June 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the six months ended June 30, 2006, were $320,000 and $192,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the period ended June 30, 2006 would have been $0.96 and $0.94, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.94 and $0.93, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company's stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized over the options' vesting periods.


                                                   Six Months   Three Months
                                                     Ended         Ended
                                                   -------------------------
                                                    June 30,      June 30,
                                                      2005          2005
                                                   -------------------------
Net income on common stock:
  As reported ..................................   $   8,660      $   4,727
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........        (182)           (91)
                                                   ------------------------
          Pro forma ............................   $   8,478      $   4,636
                                                   ========================
Basic earnings per share:
  As reported ..................................   $    0.88      $    0.46
  Pro forma ....................................        0.86           0.45
Diluted earnings per share:
  As reported ..................................   $    0.87      $    0.45
  Pro forma ....................................        0.85           0.44


The Main Street Bank & Trust, Inc. 2000 Stock Incentive Plan (the "Plan"), which is shareholder-approved, permits the grant of options for up to 2,205,000 shares of the Company's common stock. The Board of Directors, or a committee appointed by the Board, may issue options that constitute incentive stock options to officers and employees and nonqualified options to directors, officers, employees, consultants and advisors of the Company and its related corporations (provided that such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction). Restricted stock and stock appreciation rights ("SARs") may also be granted. SARs may be granted separately or in tandem with or by reference to an option granted prior to or simultaneously with the grant of such rights, to such eligible directors, officers, employees, consultants and advisors as may be selected by the Board of Directors. The Plan is intended to provide a means whereby directors, officers, employees, consultants and advisors of the Company and its related corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its related corporations, and to encourage them to remain with and devote their best efforts to the business of the Company and its related corporations, thereby advancing the interests of the Company and its shareholders. Grants under the Plan to date have been nonqualified options 'ranted to directors and officers. Options granted under the Plan have an exercise price equal to market value of the underlying common stock on the grant date. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest ratably over a one-year period from the date granted. Existing officer options vest ratably over a three-year period from the date granted. All outstanding options have a 10 year contractual life. Dividends are not paid on unexercised options. In the event of a change of control, options and SARs become immediately and fully exercisable.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:


                                                 Six Months Ended
                                                     June 30,
                                              2006               2005
                                          ---------------------------------
Number of options granted .....              150,500           137,500
Risk-free interest rate .......           4.59% - 4.65%     3.83% - 4.08%
Expected life, in years .......            6.50 - 8.00       7.00 - 8.00
Expected volatility ...........               14.28%       15.05% - 15.42%
Expected dividend yield .......                3.06%        2.97% - 3.06%


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

A summary of option activity under the Plan as of June 30, 2006, and changes since January 1, 2006 is presented below:

                                                              Weighted-
                                               Weighted-       Average     Aggregate
                                                Average       Remaining    Intrinsic
                                               Exercise      Contractual      Value
                                     Shares      Price          Life         ($000)
                                    ------------------------------------------------
Outstanding as of January 1, 2006   767,413   $   23.46
Granted .........................   150,500       30.10
Exercised .......................    32,524       19.30
Forfeited or expired ............     3,822       30.04
                                    -----------------------------------------------
Outstanding at June 30, 2006 ....   881,567       24.73          6.7        $ 5,098
                                    ===============================================

Vested at June 30, 2006 .........   687,803       23.24          6.0        $ 5,002
                                    ===============================================

Exercisable at June 30, 2006 ....   687,803       23.24          6.0        $ 5,002
                                    ===============================================

The weighted-average grant-date fair value of options granted during the first six months of 2006 and 2005 was $4.79 and $4.71, respectively. The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $356,000 and $230,000, respectively. The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

A summary of the status of the Company's nonvested shares as of June 30, 2006 and changes since January 1, 2006 is presented below:


                                                           Weighted-
                                                           Average
                                                          Grant-Date
              Nonvested Shares               Shares       Fair Value
--------------------------------------------------------------------
Nonvested at January 1, 2006 .........       112,950       $   4.83
Granted ..............................       150,500           4.79
Vested ...............................        66,894           4.86
Forfeited ............................         2,792           4.74
                                             ----------------------
Nonvested at June 30, 2006 ...........       193,764       $   4.79
                                             ======================

As of June 30, 2006, there was $873,000 of total unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
1.9 years. The weighted average grant date fair value of shares vested during the six month periods ended June 30, 2006 and 2005 was $4.86 and $4.67, respectively.

Note 5.  Commitments and Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized )n the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table summarizes these financial instruments and commitments (in thousands) at June 30, 2006 and 2005:


                                                         June 30,
                                                      2006       2005
                                                    --------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ...................................   $357,841   $262,305
  Standby letters of credit .....................     23,880     27,830


The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at June 30, 2006 is $1.480 million to purchase other equity securities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At June 30, 2006 and 2005, no amounts had been recorded as liabilities for the Bank's potential obligations under these guarantees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                               Financial Condition

Assets and Liabilities

Total assets decreased $68.993 million, or 4.2%, to $1.556 billion at June 30, 2006 compared to $1.625 billion at December 31, 2005. Decreases in federal funds sold and interest bearing deposits, loans, cash and due from banks, non-marketable equity securities, core deposit intangibles and premises and equipment were partially offset by increases in both investments in debt and equity securities available for sale and held to maturity, other assets, accrued interest receivable and mortgage loans held for sale.

Cash and due from banks decreased $8.186 million, or 15.7%, to $43.821 million at June 30, 2006 compared to $52.007 million at December 31, 2005.

Federal funds sold and interest bearing deposits decreased $39.290 million, or 93.4%, to $2.769 million at June 30, 2006 compared to $42.059 million at December 31, 2005. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities increased $6.528 million, or 1.5%, to $451.151 million at June 30, 2006 compared to $444.623 million at December 31, 2005. Included in the change were increases of $10.635 million, or 3.1%, in investments in securities available for sale and $3.344 million, or 4.4%, in securities held to maturity, offset somewhat by a decrease of $7.451 million, or 29.8% in non-marketable equity securities. In response to the FHLB's decision to allow redemption of excess capital stock owned by member banks, the Company sold $7.397 million of FHLB stock, which was classified as non-marketable equity securities, during the second quarter of 2006. The Company will evaluate the feasibility of any redemption the FHLB may offer in the future. Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, decreased $29.710 million, or 3.0%, to $973.217 million at June 30, 2006 compared to $1.003 billion at December 31, 2005. Included in the change were decreases of $11.689 million, or 3.7%, in commercial, financial and agricultural loans; $5.942 million, or 6.9%, in installment and consumer loans; $5.918 million, or 4.2%, in residential real estate loans; and $5.738 million, or 1.2%, in commercial real estate loans. Management attributes the decrease in loans to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Included in the $5.738 million decrease in commercial real estate loans was $15.826 million related to one commercial project that was refinanced through a real estate conduit during the first quarter of 2006. Additionally, the Company has seen a slowdown in the residential real estate market during the first six months of 2006 compared to the same period in 2005.

Mortgage loans held for sale increased $403,000, or 24.3%, to $2.064 million at June 30, 2006 compared to $1.661 million at December 31, 2005.

Premises and equipment decreased $340,000, or 1.5%, to $22.707 million at June 30, 2006 compared to $23.047 million at December 31, 2005. The decrease included depreciation and amortization expense on fixed assets of $1.290 million offset somewhat by purchases of $950,000.

Core deposit intangibles decreased $435,000, or 9.5%, to $4.134 million at June 30, 2006 compared to $4.569 million at December 31, 2005 due to amortization related to the acquisition of Citizens in 2005.

Total liabilities decreased $71.225 million, or 4.8%, to $1.410 billion at June 30, 2006 compared to $1.481 billion at December 31, 2005. There were decreases in all categories of liabilities, except federal funds purchased, repurchase agreements and notes payable.

Total deposits decreased $70.241 million, or 5.5%, to $1.206 billion at June 30, 2006 from $1.276 billion at December 31, 2005. Non-interest bearing deposits decreased $27.918 million, or 11.6%, to $212.905 million at June 30, 2006 from $240.823 million at December 31, 2005. The decrease of $27.918 in non-interest bearing deposits included a $16.578 million decrease in the balance of one account between December 31, 2005 and June 30, 2006. Interest bearing deposits decreased $42.323 million, or 4.1%, to $992.826 million at June 30, 2006 from $1.035 billion at December 31, 2005. Although the Company was not offering aggressive deposit pricing during the first half of 2006, interest bearing deposits increased $63.734 million, or 6.9%, from $929.092 million at June 30, 2005 to $992.826 million at June 30, 2006.

Federal funds purchased, repurchase agreements and notes payable increased $23.264 million, or 19.6%, to $141.716 million at June 30, 2006 from $118.452 million at December 31, 2005. This change was primarily due to an increase of $27.550 million in federal funds purchased offset somewhat by a decrease of $4.286 million in repurchase agreements.

Federal Home Loan Bank advances and other borrowings decreased $22.716 million, or 33.7%, to $44.670 million at June 30, 2006 compared to $67.386 million at December 31, 2005 primarily due to $21.000 million of matured FHLB advances and a net decrease of a $1.500 million on a line of credit from a correspondent bank.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for June 30, 2006 and December 31, 2005:

                         Carrying Value of Securities(1)
                                 (in thousands)

                                                                                        June 30, 2006    December 31, 2005
                                                                                        ----------------------------------
Available-for-sale:
  Federal agencies ..................................................................      $327,591           $312,484
  Mortgage-backed securities ........................................................        11,125             13,657
  State and municipal ...............................................................        12,109             13,834
  Marketable equity securities ......................................................         2,897              3,112
                                                                                           ---------------------------
          Total available-for-sale ..................................................      $353,722           $343,087
                                                                                           ===========================
Held-to-maturity:
  Federal agencies ..................................................................      $ 32,628           $ 38,650
  Mortgage-backed securities ........................................................        29,472             17,091
  State and municipal ...............................................................        17,786             20,801
                                                                                           ---------------------------
          Total held-to-maturity ....................................................      $ 79,886           $ 76,542
                                                                                           ===========================
Non-marketable equity securities:
  Federal Home Loan Bank stock ......................................................      $ 14,053           $ 21,450
  Other equity investments ..........................................................         3,490              3,544
                                                                                           ---------------------------
          Total non-marketable equity securities ....................................      $ 17,543           $ 24,994
                                                                                           ===========================
          Total investment securities ...............................................      $451,151           $444,623
                                                                                           ===========================

     (1) Investment securities available-for-sale and non-marketable other equity investments are carried at fair value. Investment securities held-to-maturity and Federal Home Loan Bank stock are carried at amortized cost.


The following table shows the maturities and weighted-average yields of investment securities at June 30, 2006. All securities are shown at their contractual maturity.


                                                       Maturities and Weighted Average Yields of Debt Securities
                                                                       (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
                                             1 year             1 to 5           5 to 10            Over 10
                                            or less              years             years              years              Total
------------------------------------------------------------------------------------------------------------------------------------
                                         Amount    Rate     Amount    Rate    Amount    Rate     Amount   Rate      Amount     Rate
------------------------------------------------------------------------------------------------------------------------------------
Securities available-for sale:
  Federal agencies ..................   $101,866   3.32%   $225,725   3.99%  $     --     --   $     --     --     $327,591   3.78%
  Mortgage-backed securities(1)         $  1,236   3.50%   $  5,192   5.06%  $  4,680   4.13%  $     17   6.78%    $ 11,125   4.50%
  State and municipal (TE)(2) .......   $  4,026   5.39%   $  7,436   6.64%  $    647   7.62%  $     --     --     $ 12,109   6.28%
  Marketable equity securities(3) ...   $     --     --    $     --     --   $     --     --   $     --     --     $  2,897      --
------------------------------------------------------------------------------------------------------------------------------------
          Total .....................   $107,128           $238,353          $  5,327          $     17            $353,722
------------------------------------------------------------------------------------------------------------------------------------
Average Yield (TE) (2) ..............              3.40%              4.09%             4.56%             6.78%                3.89%
====================================================================================================================================
Securities held-to-maturity:
  Federal agencies ..................   $ 11,457   2.98%   $ 16,849   2.99%  $  4,322   4.10%  $     --    --     $ 32,628     3.14%
  Mortgage-backed securities(1) .....   $    266   2.45%   $ 23,438   4.94%  $  5,539   5.71%  $    229   6.02%   $ 29,472     5.07%
  State and municipal (TE)(2) .......   $  9,796   5.39%   $  7,670   5.89%  $    200   7.53%  $    120   7.95%   $ 17,786     5.64%
------------------------------------------------------------------------------------------------------------------------------------
          Total .....................   $ 21,519           $ 47,957          $ 10,061          $    349           $ 79,886
------------------------------------------------------------------------------------------------------------------------------------
Average Yield (TE)(2) ...............              4.07%              4.41%             5.06%             6.69%                4.41%
====================================================================================================================================
Non-marketable equity securities(3):
  Federal Home Loan Bank stock ......   $     --     --    $     --     --   $     --     --   $     --     --    $ 14,053       --
  Other equity investments ..........   $     --     --    $     --     --   $     --     --   $     --     --    $  3,490       --
------------------------------------------------------------------------------------------------------------------------------------
          Total .....................   $     --     --    $     --     --   $     --     --   $     --     --    $ 17,543       --
====================================================================================================================================


     (1) Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal prepayments prior to maturity.

     (2) The average yield is presented on a tax equivalized basis on state and municipal tax-exempt securities.

     (3) Due to the nature of these securities, they do not have a stated maturity date or rate.


Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:


                                     Continuous unrealized     Continuous unrealized
                                    losses existing for less  losses existing greater
                                         than 12 months            than 12 months              Total
                                    --------------------------------------------------------------------------
                                      Fair Value  Unrealized   Fair Value  Unrealized   Fair Value  Unrealized
                                                    Losses                   Losses                   Losses
                                    --------------------------------------------------------------------------
Available-for-Sale:
  Federal agencies .................   $202,238   $  2,258      $124,891   $  2,930      $327,129   $  5,188
  Mortgage-backed securities .......      2,803         45         6,711        270         9,514        315
  State and municipal ..............         --         --         3,183         70         3,183         70
                                      ----------------------------------------------------------------------
          Subtotal, debt securities    $205,041   $  2,303      $134,785   $  3,270      $339,826   $  5,573

  Other ............................   $  1,643   $    301      $     --   $     --         1,643        301
                                      ----------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $206,684   $  2,604      $134,785   $  3,270      $341,469   $  5,874
                                       =====================================================================
Held-to-Maturity:
  Federal agencies .................   $     96   $      1      $ 31,443   $  1,087      $ 31,539   $  1,088
  Mortgage-backed securities .......     23,038        713         5,155        176        28,193        889
  State and municipal ..............        868          3         7,147         83         8,015         86
                                      ----------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 24,002   $    717      $ 43,745   $  1,346      $ 67,747   $  2,063
                                       =====================================================================

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

For the period ended June 30, 2006, the $3.270 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of thirty nine debt securities and was believed to be a temporary loss. None of the marketable equity securities available-for-sale had a continuous unrealized loss greater than 12 months. The $1.346 million continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of forty four debt securities and was believed to be a temporary loss.

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

Loans

The following table presents the amounts and percentages of loans at June 30, 2006 and December 31, 2005 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.


                                Amount of Loans Outstanding
                                  (dollars in thousands)
------------------------------------------------------------------------------------------
                                               June 30, 2006           December 31, 2005
------------------------------------------------------------------------------------------
                                           Amount      Percentage     Amount    Percentage
------------------------------------------------------------------------------------------
Commercial, financial and agricultural   $  308,172       31.22%   $  319,861       31.47%
Real Estate - Commercial .............      463,768       46.98%      469,506       46.19%
Real Estate - Residential ............      134,386       13.62%      140,304       13.81%
Installment and consumer .............       80,786        8.18%       86,728        8.53%
------------------------------------------------------------------------------------------
          Total loans ................   $  987,112      100.00%   $1,016,399      100.00%
==========================================================================================

The balance of loans outstanding as of June 30, 2006 by maturity is shown in the following table:


                             Maturity of Loans Outstanding
                                 (dollars in thousands)
--------------------------------------------------------------------------------------
                                     June 30, 2006
--------------------------------------------------------------------------------------
                                           1 year     1 to 5      Over 5
                                          or less      years       years       Total
--------------------------------------------------------------------------------------
Commercial, financial and agricultural   $185,302    $ 79,839    $ 43,031    $308,172
Real Estate - Commercial .............    152,183     207,421     104,164    $463,768
Real Estate - Residential ............     12,095      33,679      88,612    $134,386
Installment and consumer .............     18,103      29,785      32,898    $ 80,786
                                         --------------------------------------------
Total ................................   $367,683    $350,724    $268,705    $987,112
                                         ============================================
Percentage of total loans outstanding.     37.25%      35.53%      27.22%     100.00%
                                         ============================================


Capital

Total shareholders' equity increased $2.232 million from December 31, 2005 to June 30, 2006. Treasury stock transactions were $1.673 million primarily due to purchases of treasury stock under the Company's stock repurchase plan offset somewhat by the exercise of stock options. Additional paid in capital increased $326,000 as a result of applying the guidance of the new Financial Accounting Standard Board Statement (FASB) No. 123(R) which was adopted on January 1, 2006. The change in shareholders' equity is summarized as follows:


                     Shareholders' Equity (in thousands)
     -----------------------------------------------------------
     Shareholders' equity, December 31, 2005 ....      $ 143,769
     Net income .................................          9,489
     Treasury stock transactions, net ...........         (1,673)
     Additional paid in capital transactions, net            326
     Cash dividends declared ....................         (4,653)
     Other comprehensive income .................         (1,257)
     -----------------------------------------------------------
     Shareholders' equity, June 30, 2006 ........      $ 146,001
     ===========================================================

On June 20, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.23 per share of the Company's common stock. The dividend of $2.323 million was paid on July 21, 2006, to holders of record on July 7, 2006.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

As of June 30, 2006, the most recent notifications from primary regulatory agencies categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                                      To be well
                                                                              For capital         capitalized under
                                                          Actual               adequacy           prompt corrective
                                                                               purposes:          action provisions:
                                                   -----------------------------------------------------------------
                                                     Amount     Ratio      Amount     Ratio     Amount      Ratio
                                                   -----------------------------------------------------------------
As of June 30, 2006:
  Total capital
    (to risk-weighted assets)
    Consolidated                                   $139,333     12.5%      $88,919     8.0%          N/A
    Main Street Bank & Trust                       $129,681     11.8%      $87,824     8.0%     $109,781     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated                                   $125,401     11.3%      $44,460     4.0%         N/A
    Main Street Bank & Trust                       $115,834     10.6%      $43,912     4.0%      $65,868      6.0%
  Tier I capital
    (to average assets)
    Consolidated                                   $125,401      8.0%      $62,405     4.0%          N/A
    Main Street Bank & Trust                       $115,834      7.5%      $62,012     4.0%      $77,515      5.0%


Interest Rate Sensitivity

The concept of interest rate sensitivity attempts to gauge exposure of the Company's net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period. Liquidity represents the ability of the Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits. The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements. The Company monitors its interest rate sensitivity and liquidity through the use of static gap reports, which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

The following table presents the Company's interest rate sensitivity at various intervals at June 30, 2006:


                                Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                      (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                1-30          31-90         91-180       181-365        Over
                                                Days           Days          Days          Days        1 year         Total
-----------------------------------------------------------------------------------------------------------------------------
Interest bearing assets:
  Federal funds sold and
    interest bearing deposits .............   $    2,769    $       --    $       --    $       --   $       --   $    2,769
  Debt and equity securities (1) ..........       14,351        19,457        41,848        69,750      305,745      451,151
  Loans (2) ...............................      323,616        43,394        60,553        90,987      470,626      989,176
-----------------------------------------------------------------------------------------------------------------------------
          Total interest bearing assets ...   $  340,736    $   62,851    $  102,401    $  160,737   $  776,371   $1,443,096
-----------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

  Savings and interest bearing
    demand deposits .......................   $   58,029    $    1,632    $    2,448    $    4,895   $  186,533   $  253,537
  Money market savings
    deposits ..............................      272,555            --            --            --           --      272,555
  Time deposits ...........................       22,999        58,630       116,909       140,671      127,525      466,734
  Federal funds purchased,
    repurchase agreements,
    and notes payable .....................      126,310         5,061         4,105         6,240           --      141,716
  FHLB advances and
    other borrowings ......................       11,075        24,000         2,075         2,520        5,000       44,670
-----------------------------------------------------------------------------------------------------------------------------
         Total interest bearing liabilities   $  490,968    $   89,323    $  125,537    $  154,326   $  319,058   $1,179,212
-----------------------------------------------------------------------------------------------------------------------------
Net asset (liability) funding gap .........     (150,232)      (26,472)      (23,136)        6,411      457,313      263,884
-----------------------------------------------------------------------------------------------------------------------------
Repricing gap .............................         0.69          0.70          0.82          1.04         2.43         1.22
Cumulative repricing gap ..................         0.69          0.70          0.72          0.78         1.22         1.22
-----------------------------------------------------------------------------------------------------------------------------

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


                                   1-30 Days       31-90 Days      91-180 Days     181-365 Days     Over 1 Year
                                   ----------------------------------------------------------------------------
Savings and interest-bearing
  demand deposits                    0.45%            0.85%           1.25%            2.45%           95.00%


At June 30, 2006, the Company was somewhat liability sensitive due to the levels of savings and interest demand deposits, time deposits and federal funds purchased, repurchase agreements and notes payable. As such, the effect of an increase in the interest rate for all interest bearing assets and liabilities of 100 basis points would decrease annualized net interest income by approximately $1.502 million in the 1-30 days category and $1.767 million in the 1-90 days category, assuming no management intervention. A decrease in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of June 30, 2006, the Company's RSA/RSL was 0.78, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at June 30, 2006, the Company had a $15 million unsecured line of credit with a correspondent bank, all of which was available at that date. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

The following table shows projected results at June 30, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                                  Basis Point Change
                            -------------------------------
                            +200    +100    -100     -200
                            -------------------------------
June 30, 2006 ........      4.6%    2.3%   (2.6%)    (5.2%)
December 31, 2005 ....      8.9%    4.7%   (4.7%)    (9.4%)

The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix. The computed estimates should not be relied upon as a projection of actual results. Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company's current mix of interest bearing assets and interest bearing liabilities. Management continues to use the results of these computations, along with the results of its computer model projections, in order to enhance earnings potential while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

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

The Company was able to meet liquidity needs during the first half of 2006. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $47.476 million from December 31, 2005 to June 30, 2006. The decrease in 2006 resulted from cash used in financing activities, offset somewhat by cash provided by investing and operating activities. There were differences in sources and uses of cash during 2006 compared to 2005.

Cash used in financing activities during 2006 was $76.030 million compared to $22.306 million during the same period in 2005, primarily due to less cash provided by Federal Home Loan Bank advances and other borrowings, more payments on Federal Home Loan Bank and other borrowings and more cash used by deposits. Federal Home Loan Bank advances and other borrowings were $1.000 million during the first half of 2006 compared to $31.000 million during the same period in 2005 which was used mainly as a source of working capital (of which $20 million was repaid in July 2005). Cash used by Federal Home Loan Bank advances and other borrowings was $23.716 million during the first half of 2006 compared to $9.404 million during the same period in 2005. $21.000 million of the $23.716 million in 2006 was due to maturities of Federal Home Loan Bank advances. Cash used due to decreases in deposits was $70.241 million during the first six months of 2006 compared to $62.502 million during the same period in 2005. During the first half of 2006, the Company did not offer aggressive deposit pricing. During the first half of 2005, the Company expected deposits to decrease due to an anticipated outflow of short-term deposits attributable to the Company's Wealth Management division which had grown approximately $43 million during the second half of 2004.

More cash was provided by investing activities during the first half of 2006 compared to the same period in 2005, primarily due to differences in the loan portfolio and investments in debt and equity securities. Cash provided by loans during the first six months of 2006 was $28.200 million due to a decrease in gross loans, compared to cash used to fund loan growth of $21.484 million during the same period in 2005. The decrease in loans during the first half of 2006 is attributable to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Cash used by investment activities during the first half of 2006 was $8.767 million compared to cash provided of $33.628 million during the same period in 2005. In 2006, cash used to purchase debt and equity securities of $61.619 million was somewhat offset by proceeds of $52.852 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities, return of principal on other equity securities and proceeds from redemption of non-marketable equity securities. Included in the 2006 investment proceeds was $7.397 million due to the redemption of excess FHLB stock. During the same period in 2005, proceeds of $110.249 million from maturities, calls and sales o& debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities were offset somewhat by cash used to purchase debt and equity securities of $76.621 million. In addition, $6.385 million was used to fund the acquisition of Citizens in 2005. Cash provided by operating activities during the first half of 2006 was $10.071 million compared to $8.248 million during the same period in 2005.

The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposit growth. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's $15 million line of credit from a correspondent bank, FHLB advances and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. The Company believes that it has one critical accounting policy, allowance for loan losses, that is subject to estimates and judgments used in the preparation of its consolidated financial statements.

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $13.895 million at June 30, 2006 compared to $13.472 million at December 31, 2005, an increase of $423,000. Net charge-offs were $477,000 and the provision totaled $900,000 during the first six months of 2006. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.40% at June 30, 2006, compared to 1.32% at December 31, 2005. Gross loans, including loans held-for-sale, decreased 2.8% to $989.176 million at June 30, 2006 from $1.018 billion at December 31, 2005.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 169.8% at June 30, 2006 compared to 449.1% at December 31, 2005. Nonperforming loans increased from $3.000 million at December 31, 2005 to $8.182 million at June 30, 2006. The $5.182 million increase in nonperforming loans during the first six months of 2006 resulted from a $3.321 million increase in nonaccrual loans and an increase of $1.861 million in loans past due 90 days or more. The increase in nonaccrual loans included the addition of three commercial real estate loans to a real estate developer that totaled $4.282 million. The increase in 90-day delinquencies was due primarily to two commercial loans totaling $1.536 million to an owner of convenience stores falling 90 days past due. Increases in commercial, financial and agricultural loans and residential real estate loans made up the bulk of the remaining increase in nonaccrual and 90-day delinquencies. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department and the internal loan committees with oversight by the Board of Directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.


                                     Allowance for Loan Losses
                                       (dollars in thousands)
-------------------------------------------------------------------------------------------------
                                                                     June 30, 2006  June 30, 2005
-------------------------------------------------------------------------------------------------
Allowance for loan losses at beginning of year ...................      $ 13,472        $  9,650
Allocation for loan losses attributable to acquisition of Citizens            --           3,434
Charge-offs during period:
  Commercial, financial and agricultural .........................          (468)             --
  Commercial real estate .........................................          (130)             --
  Residential real estate ........................................           (88)             (5)
  Installment and consumer .......................................          (191)           (276)
-------------------------------------------------------------------------------------------------
          Total ..................................................      $   (877)       $   (281)
-------------------------------------------------------------------------------------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural .........................      $      3        $     16
  Commercial real estate .........................................            --               5
  Residential real estate ........................................            16              --
  Installment and consumer .......................................           381             174
-------------------------------------------------------------------------------------------------
         Total ...................................................      $    400        $    195
-------------------------------------------------------------------------------------------------
         Net (charge-offs) recoveries ............................      $   (477)       $    (86)

Provision for loan losses ........................................           900             630
-------------------------------------------------------------------------------------------------
Allowance for loan losses at end of quarter ......................      $ 13,895        $ 13,628
=================================================================================================
Ratio of net charge-offs to
average net loans ................................................         (0.05)%        (0.01)%
=================================================================================================

The following table shows the allocation of the allowance for loan losses allocated to each category.


                   Allocation of the Allowance for Loan Losses
                                 (in thousands)
----------------------------------------------------------------------------
                                            June 30, 2006  December 31, 2005
----------------------------------------------------------------------------
Allocated:
  Commercial, financial and agricultural        $ 4,099          $ 4,433
  Commercial real estate ...............          7,478            5,991
  Residential real estate ..............            408              424
  Installment and consumer .............          1,320            1,447
----------------------------------------------------------------------------
          Total allocated allowance ....        $13,305          $12,295
Unallocated allowances .................            590            1,177
----------------------------------------------------------------------------
          Total ........................        $13,895          $13,472
============================================================================

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


                   Nonperforming Loans (dollars in thousands)
-------------------------------------------------------------------------
                                       June 30, 2006    December 31, 2005
-------------------------------------------------------------------------
Nonaccrual loans(1) ..........           $  5,555           $  2,234
=========================================================================
Loans past due 90 days or more           $  2,627           $    766
=========================================================================
Restructured loans ...........           $    268           $    324
=========================================================================

     (1)  Includes  $971,000 at June 30, 2006 and  $975,000 at December 31, 2005
          of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS
          114).



                Other Nonperforming Assets (dollars in thousands)
-------------------------------------------------------------------------
                                       June 30, 2006    December 31, 2005
-------------------------------------------------------------------------
Other real estate owned ........         $   422            $   188
=========================================================================
Nonperforming other assets .....         $    21            $    36
=========================================================================

                              Results of Operations

Results of Operations for the Six Months Ended June 30, 2006

Net income for the first six months of 2006 was $9.489 million, an $829,000, or 9.6%, increase from $8.660 million for the same period in 2005. Basic earnings per share increased $0.06, or 6.8%, to $0.94 per share in the first six months of 2006 from $0.88 per share in the first six months of 2005. Diluted earnings per share increased $0.06, or 6.9%, to $0.93 per share in the first six months of 2006 from $0.87 per share in the first six months of 2005.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                              Consolidated Average Balance Sheet and Interest Rates
                                              (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                             Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                             2006                                  2005
---------------------------------------------------------------------------------------------------------------------
                                               Average                               Average
                                               Balance      Interest        Rate     Balance      Interest      Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) .........   $  437,188    $    8,686       4.01%  $  289,578   $    5,605      3.90%
Tax-exempt investment securities(1) (TE) .       31,446           957       6.14%      40,785        1,209      5.98%
Federal funds sold and interest bearing
  deposits(2) ............................       21,925           697       6.41%      42,897          813      3.82%
Loans (3),(4) (TE) .......................      973,090        34,162       7.08%     880,805       27,324      6.26%
---------------------------------------------------------------------------------------------------------------------
          Total interest bearing assets
          and interest income (TE) .......   $1,463,649    $   44,502       6.13%  $1,254,065   $   34,951      5.62%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..................   $   44,730                            $   41,612
Premises and equipment ...................       22,936                                19,786
Other assets .............................       59,447                                68,383
---------------------------------------------------------------------------------------------------------------------
          Total assets ...................   $1,590,762                            $1,383,846

Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $   71,833    $      227       0.64%  $   75,350   $      205      0.55%
Savings ..................................      488,719         6,865       2.83%     400,563        2,740      1.38%
Time deposits ............................      466,888         8,528       3.68%     407,558        6,058      3.00%
Federal funds purchased, repurchase
  agreements, and notes payable ..........      128,946         2,597       4.06%     111,681        1,258      2.27%
FHLB advances and other borrowings .......       51,670         1,262       4.93%      50,024        1,173      4.73%
---------------------------------------------------------------------------------------------------------------------
          Total interest bearing
          liabilities and interest expense   $1,208,056    $   19,479       3.25%  $1,045,176   $   11,434      2.21%
---------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits ......   $  145,452                            $  127,609
Noninterest bearing savings deposits .....       73,447                                68,181
Other liabilities ........................       18,307                                13,694
---------------------------------------------------------------------------------------------------------------------
          Total liabilities ..............   $1,445,262                            $1,254,660
Shareholders' equity .....................      145,500                               129,186
---------------------------------------------------------------------------------------------------------------------
          Total liabilities and
          shareholders' equity ...........   $1,590,762                            $1,383,846
=====================================================================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ..........                                  2.88%                                3.41%
=====================================================================================================================
Net interest income (TE) .................                 $   25,023                           $   23,517
=====================================================================================================================
Net yield on interest
  earnings assets (TE) ...................                                  3.45%                                3.78%
=====================================================================================================================

See next page for Notes 1-4.


Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

     (1) Investments in debt securities are included at carrying value. Income from taxable investment securities included a net loss on venture capital funds of approximately $121,000 in 2006 compared to a net gain of approximately $459,000 in 2005. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2)  Federal   funds   sold  and   interest   bearing   deposits   included
          approximately $154,000 in 2006 and $83,000 in 2005 of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $842,000 and $661,000 in 2006 and 2005, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by the tax-exempt assets. This adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%. The following table presents, on a tax-equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.


                       Analysis of Volume and Rate Changes
                                 (in thousands)
---------------------------------------------------------------------------------
                         Six Months Ended June 30, 2006
---------------------------------------------------------------------------------
                                                  Increase
                                                 (Decrease)
                                                    from
                                                  Previous     Due to     Due to
                                                     Year      Volume      Rate
---------------------------------------------------------------------------------
Interest Income
  Taxable investment securities .................   $ 3,081    $ 2,929    $   152
  Tax-exempt investment securities (TE) .........      (252)      (283)        31
  Federal funds sold and interest bearing
    deposits ....................................      (116)      (511)       395
  Loans (TE) ....................................     6,838      3,030      3,808
---------------------------------------------------------------------------------
          Total interest income (TE) ............   $ 9,551    $ 5,165    $ 4,386
---------------------------------------------------------------------------------
Interest Expense
  Interest bearing demand and savings deposits ..   $ 4,147    $   603    $ 3,544
  Time deposits .................................     2,470        960      1,510
  Federal funds purchased,
    repurchase agreements and notes payable .....     1,339        220      1,119
  FHLB advances and other borrowings ............        89         39         50
---------------------------------------------------------------------------------
          Total interest expense ................   $ 8,045    $ 1,822    $ 6,223
---------------------------------------------------------------------------------
Net Interest Income (TE) ........................   $ 1,506    $ 3,343    $(1,837)
=================================================================================

Net interest income on a tax-equivalent basis was $1.506 million, or 6.4%, higher for the first six months of 2006 compared to the same period of 2005. Total tax-equivalent interest income was $9.551 million, or 27.3%, higher in 2006 compared to 2005, and interest expense increased $8.045 million, or 70.4%. The increase in tax-equivalent interest income and interest expense was due to both increases in average volume and higher rates.

The increase in total tax-equivalent interest income was due to an increase in interest income from loans and taxable investment securities, offset slightly by decreases in interest income from tax-exempt investment securities and federal funds sold and interest bearing deposits. The increase in interest income from loans and taxable investment securities was due to increases in volume coupled with higher rates. The decrease in interest income from tax-exempt investment securities and federal fund sold and interest bearing deposits was due to a decrease in volume, offset somewhat by higher rates.

The increase in total interest expense was due to an increase in interest expense from all categories of interest bearing liabilities. The increase in interest expense from all categories of interest bearing liabilities was primarily due to higher rates.

The provision for loan losses recorded was $900,000 during the first six months of 2006 compared to $630,000 during the same period of 2005. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the six months ended June 30, 2006 and 2005. The acquisition of Citizens on April 1, 2005, has been accounted for as a purchase and the results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 4, Stock Option Plans, for additional information.)  As a result,  the Company  recognized an  additional  $320,000 in stock option expense in the first six months of 2006, with $232,000 being allocated to salaries and benefits expense and $88,000 attributable to non-employee options being allocated to other non-interest expense.


                              Noninterest Income and Expense
                                 for the Six Months Ended
                                  June 30, 2006 and 2005
                                      (in thousands)
----------------------------------------------------------------------------------------------
Non-interest Income ........................   06/30/2006   06/30/2005   $ change   % change
----------------------------------------------------------------------------------------------
Remittance processing ......................    $ 3,503      $ 3,403      $   100        2.9%
Trust and brokerage fees (1) ...............      3,902        3,652          250        6.8%
Service charges on deposit accounts ........      1,391        1,309           82        6.3%
Securities transactions, net (2) ...........        279           35          244      697.1%
Gain on sales of mortgage loans, net (3) ...        276          397         (121)     (30.5%)
Other (4) ..................................      1,673        1,277          396       31.0%
                                                ----------------------------------------------
          Total non-interest income ........    $11,024      $10,073      $   951        9.4%
                                                ==============================================

----------------------------------------------------------------------------------------------
Non-interest Expense .......................   06/30/2006   06/30/2005   $ change    % change
----------------------------------------------------------------------------------------------
Salaries and employee benefits (5) .........    $11,685      $11,228      $   457        4.1%
Occupancy (6) ..............................      1,575        1,469          106        7.2%
Equipment ..................................      1,243        1,281          (38)      (3.0%)
Data processing (7) ........................      1,457        1,103          354       32.1%
Office supplies ............................        597          587           10        1.7%
Service charges from correspondent banks (8)        146          255         (109)     (42.7%)
Amortization of core deposit intangibles (9)        435          218          217       99.5%
Other (10) .................................      3,209        2,862          347       12.1%
                                                ----------------------------------------------
         Total non-interest expense .......     $20,347      $19,003      $ 1,344        7.1%
                                                ==============================================

     (1) Included in the increase in trust and brokerage fees was an increase of approximately $217,000 in trust fees as a result of an increase in Wealth Management assets under management as of June 30, 2006 compared to June 30, 2005, as well as the addition of new employee benefit plans that began generating revenue during the first six months of 2006 compared to 2005.

     (2) During the first quarter of 2006, the Company sold a number of equity securities in order to reposition its investment portfolio in the rising rate environment, and, in so doing, realized approximately $267,000 in net gains from those sales.

     (3) The decrease in gains on sales of mortgage loans reflected a $4.891 million, or 16.8%, decrease in funded mortgage loans held-for-sale, from $29.077 million in the first six months of 2005 to $24.186 million in the first six months of 2006. The volume of funded mortgage loans decreased mainly due to a slowdown in the residential real estate market in the first six months of 2006 compared to the same period in 2005.

     (4) The increase in other non-interest income included an increase of approximately $68,000 in Freddie Mac servicing fees due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in other non-interest income was an increase of $60,000 in letter of credit fees, of which approximately $41,000 was due to the timing of one customer's annual renewal.

     (5) Included in salaries and benefits expense in 2006 was $232,000 of stock option expense as a result of adopting FASB Statement No. 123
          (R) effective January 1, 2006.

     (6) In the first quarter of 2006, occupancy expense included $124,000 attributable to the expenses of operating Citizens compared to none in the same period in 2005.


     (7) The increase in data processing expense in 2006 included a $146,000, or 22.9%, increase in computer processing expense and a $94,000, or 41.9% increase, in internet processing expense, due, in part, to increased volume attributable to operating the Company's new Bloomington locations. Also contributing to the increase in data processing expense in 2006 was an increase of $78,000, or 106.6%, in data processing expense attributable to the Company's Wealth Management Group. This increase was due to )ncreased trading volume, and the implementation costs associated with the conversion to a new third party system.

     (8) The decrease in service charges from correspondent banks was primarily due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees as well as higher earnings credits due to the rising rate environment.

     (9) In the first quarter of 2006, amortization of core deposit intangibles included $218,000 attributable to the acquisition of Citizens compared to none for the first quarter of 2005.

     (10) Other non-interest expense in 2006 included a $270,000 loss from a low-income housing investment and $88,000 of stock option expense as a result of adopting FASB Statement No. 123 (R) effective January 1, 2006.


Income tax expense increased $97,000, or 2.0%, during the first six months of 2006 compared to the same period in 2005. The effective tax rate decreased to 34.4% during the first six months of 2006 from 36.0% during the same period in 2005. This decrease was partly due to a $205,000 tax credit resulting from the loss from a low-income housing project investment described in footnote 10 above.

Results of Operations For the Three Months Ended June 30, 2006

Net income for the second quarter of 2006 was $4.799 million, a $72,000, or 1.5%, increase from $4.727 million for the same period in 2005. Basic earnings per share increased $0.01, or 2.2%, to $0.47 per share during the second quarter of 2006 from $0.46 per share during the same period in 2005. Diluted earnings per share increased $0.02, or 4.4%, to $0.47 per share during the second quarter of 2006 from $0.45 per share during the same period in 2005.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                                Consolidated Average Balance Sheet and Interest Rates
                                                  (dollars in thousands)
---------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                             2006                                 2005
---------------------------------------------------------------------------------------------------------------------
                                               Average                               Average
                                               Balance      Interest       Rate      Balance     Interest       Rate
---------------------------------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) .........   $  437,504    $    4,580       4.20%  $  274,589   $    3,241      4.73%
Tax-exempt investment securities(1) (TE) .       30,072           449       5.99%      39,922          592      5.95%
Federal funds sold and interest bearing
  deposits(2) ............................       23,825           400       6.73%      56,615          592      4.19%
Loans (3),(4) (TE) .......................      969,095        17,362       7.19%     999,918       15,916      6.38%
---------------------------------------------------------------------------------------------------------------------
          Total interest bearing assets
          and interest income (TE) .......   $1,460,496    $   22,791       6.26%  $1,371,044   $   20,341      5.95%
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks ..................   $   43,339                            $   44,525
Premises and equipment ...................       22,832                                22,493
Other assets .............................       59,745                               111,459
---------------------------------------------------------------------------------------------------------------------
          Total assets ...................   $1,586,412                            $1,549,521
=====================================================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $   71,639    $      117       0.66%  $   84,260   $      115      0.55%
Savings ..................................      488,790         3,649       2.99%     432,866        1,695      1.57%
Time deposits ............................      466,863         4,436       3.81%     472,474        3,593      3.05%
Federal funds purchased, repurchase
  agreements, and notes payable ..........      134,926         1,446       4.30%     119,966          751      2.51%
FHLB advances and other borrowings .......       45,095           581       5.17%      71,518          787      4.41%
---------------------------------------------------------------------------------------------------------------------
          Total interest bearing
          liabilities and interest expense   $1,207,313    $   10,229       3.40%  $1,181,084   $    6,941      2.36%
---------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits ......   $  141,417                            $  139,036
Noninterest bearing savings deposits .....       74,016                                71,468
Other liabilities ........................       17,543                                14,200
---------------------------------------------------------------------------------------------------------------------
          Total liabilities ..............   $1,440,289                            $1,405,788

Shareholders' equity .....................      146,123                               143,733
---------------------------------------------------------------------------------------------------------------------
          Total liabilities and
          shareholders' equity ...........   $1,586,412                            $1,549,521
=====================================================================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ..........                                  2.86%                                3.59%
=====================================================================================================================
Net interest income (TE) .................                 $   12,562                           $   13,400
=====================================================================================================================
Net yield on interest
  earnings assets (TE) ...................                                  3.45%                                3.92%
=====================================================================================================================

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

     (1) Investments in debt securities are included at carrying value. Income from taxable investment securities included net gains on venture capital funds of approximately $105,000 and $485,000 in 2006 and 2005, respectively. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2)  Federal   funds   sold  and   interest   bearing   deposits   included
          approximately $89,000 in 2006 and $48,000 in 2005 of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $459,000 and $418,000 in 2006 and 2005, respectively, are included in total loan income.

Net interest income, the most significant component of the Company's earnings, is the difference between interest received or accrued on the Company's earning assets - primarily loans and investments - and interest paid or accrued on deposits and borrowings. In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by the tax-exempt assets. This adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%. The following table presents, on a tax- equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.


                       Analysis of Volume and Rate Changes
                                 (in thousands)
                        Three Months Ended June 30, 2006
-----------------------------------------------------------------------------------
                                                    Increase
                                                   (Decrease)
                                                      from
                                                    Previous     Due to     Due to
                                                      Year       Volume      Rate
-----------------------------------------------------------------------------------
Interest Income
  Taxable investment securities ..................   $ 1,339    $ 1,789    $  (450)
  Tax-exempt investment securities (TE) ..........      (143)      (280)       137
  Federal funds sold and interest bearing
    deposits .....................................      (192)      (444)       252
  Loans (TE) .....................................     1,446       (503)     1,949
-----------------------------------------------------------------------------------
          Total interest income (TE) .............   $ 2,450    $   562    $ 1,888
-----------------------------------------------------------------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $ 1,956    $   163    $ 1,793
  Time deposits ..................................       843        (43)       886
  Federal funds purchased,
    repurchase agreements and notes payable ......       695        104        591
  FHLB advances and other borrowings .............      (206)      (325)       119
-----------------------------------------------------------------------------------
          Total interest expense .................   $ 3,288    $  (101)   $ 3,389
-----------------------------------------------------------------------------------
Net Interest Income (TE) .........................   $  (838)   $   663    $(1,501)
==================================================================================

Net interest income on a tax-equivalent basis was $838,000, or 6.3%, lower for the second quarter of 2006 compared to the second quarter of 2005. Total tax-equivalent interest income was $2.450 million, or 12.0%, higher in 2006 compared to 2005, while interest expense increased $3.288 million, or 47.4%. The increase in tax-equivalent interest income was due to an increase in both rates and volume. The increase in interest expense was due to an increase in rates offset slightly by a decrease in volume.

The increase in total tax-equivalent interest income was due to increases in interest income from loans and taxable investment securities, offset somewhat by decreases in interest income from federal funds sold and interest bearing deposits and tax-exempt investment securities. The increase in interest income from loans was due to an increase in rates, offset somewhat by a decrease in volume. The increase in interest income from taxable investment securities was due to an increase in volume, offset somewhat by a decrease in rates. The decreases in interest income from federal funds sold and interest bearing deposits and tax-exempt investment securities were due to decreases in volume, offset somewhat by increases in rates during the second quarter of 2006 compared to the same period in 2005.

The increase in total interest expense was due to increases in interest expense on interest bearing demand and savings deposits, time deposits and federal funds purchased, repurchase agreements and notes payable, offset slightly by a decrease in interest expense on FHLB advances and other borrowings. The increases in interest expense on interest bearing demand and savings deposits, and federal funds purchased, repurchase agreements and notes payable were due to increases in both rates and volume during the second quarter of 2006 compared to the same period in 2005. The increase in interest expense from time deposits was due to an increase in rates, offset slightly by lower volume. The decrease in interest expense from FHLB advances and other borrowings was due to a decrease in volume, offset somewhat by an increase in rates.

The provision for loan losses recorded was $450,000 in the second quarter of 2006 compared to $300,000 in the second quarter of 2005, an increase of 50.0%. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the three months ended June 30, 2006 and 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 4, Stock Option Plans, for additional information.) As a result, the Company recognized an additional $163,000 in stock option expense in the second quarter of 2006, with $119,000 being allocated to salaries and benefits expense and $44,000 attributable to non-employee options being allocated to other non-interest expense.


                         Noninterest Income and Expense
                           for the Three Months Ended
                             June 30, 2006 and 2005
                                 (in thousands)

------------------------------------------------------------------------------------------
Non-interest Income ........................  06/30/2006 06/30/2005   $ change    % change
------------------------------------------------------------------------------------------
Remittance processing ......................   $  1,738   $  1,696    $     42        2.5%
Trust and brokerage fees (1) ...............      1,987      1,810         177        9.8%
Service charges on deposit accounts ........        706        783         (77)      (9.8%)
Securities transactions, net (2) ...........         12       (155)        167      107.7%
Gain on sales of mortgage loans, net (3) ...        150        260        (110)     (42.3%)
Other (4) ..................................        912        664         248       37.3%
                                               -------------------------------------------
          Total non-interest income ........   $  5,505   $  5,058    $    447        8.8%
                                               ===========================================

------------------------------------------------------------------------------------------
Non-interest Expense .......................   06/30/2006 06/30/2005  $ change    % change
------------------------------------------------------------------------------------------
Salaries and employee benefits (5) .........   $  5,764   $  6,281    $   (517)      (8.2%)
Occupancy ..................................        783        807         (24)      (3.0%)
Equipment ..................................        628        675         (47)      (7.0%)
Data processing (6) ........................        719        552         167       30.3%
Office supplies ............................        301        289          12        4.2%
Service charges from correspondent banks (7)         82        145         (63)     (43.4%)
Amortization of core deposit intangibles ...        217        218          (1)      (0.5%)
Other (8) ..................................      1,808      1,587         221       13.9%
                                               -------------------------------------------
          Total non-interest expense .   $ 10,302   $ 10,554    $   (252)      (2.4%)
                                               ===========================================

     (1) Included in the increase in trust and brokerage fees was an increase of approximately $132,000 in trust fees as a result of an increase in Wealth Management assets under management as of June 30, 2006 compared to June 30, 2005, as well as the addition of new employee benefit plans that began generating revenue during the first six months of 2006 compared to 2005.

     (2)  The loss in 2005 was primarily due to a loss on one investment.

     (3) The decrease in gains on sales of mortgage loans reflected a $6.722 million, or 34.8%, decrease in funded mortgage loans held-for-sale, from $19.328 million in the second quarter of 2005 to $12.606 million in the second quarter of 2006. The volume of funded mortgage loans decreased mainly due to a slowdown in the residential real estate market in the second quarter of 2006 compared to the same period in 2005.

     (4) The increase in other non-interest income included an increase of approximately $26,000 in Freddie Mac servicing fees due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in other non-interest income was an increase of $48,000 in letter of credit fees, of which approximately $41,000 was due to the timing of one customer's annual renewal.

     (5) The decrease in salaries and benefits was due, in part, to improved efficiencies realized after the acquisition of Citizens.


     (6) The increase in data processing expense in 2006 included a $73,000, or 22.8%, increase in computer processing expense and a $45,000, or 38.5% increase, in internet processing expense, due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in data processing expense in 2006 was an increase of $24,000, or 66.6%, in data processing expense attributable to the Company's Wealth Management Group. This increase was due to increased trading volume, and the implementation costs associated with conversion to a new third party system.

     (7) The decrease in service charges from correspondent banks was primarily due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees as well as higher earnings credits due to the rising rate environment.

     (8) Other non-interest expense in 2006 included a $270,000 loss from a low-income housing investment.

Income tax expense decreased $314,000, or 11.8%, during the second quarter of 2006 compared to the same period in 2005. The effective tax rate decreased to 32.9% during the second quarter of 2006 from 36.1% in the second quarter of 2005. This was partly due to a $205,000 tax credit resulting from the loss from a low-income housing project investment described in footnote 8 above.

Business Segment Information

The Company currently operates in two industry segments. The primary business involves providing banking services to central Illinois to both business and individual customers. These services include demand, savings, time and individual retirement accounts; commercial, commercial real estate, consumer (including automobile loans and personal lines of credit), agricultural, and residential real estate lending; safe deposit and night depository services; purchases of installment obligations from retailers, primarily without recourse; farm management; farm realty service; full service trust department that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, comprehensive financial planning, miscellaneous consulting, and brokerage services offered through a third-party arrangement with Raymond James Financial Services. The other industry segment involves retail payment processing. FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; and concentration of payments delivered by the Automated Clearing House network and companies such as MasterCard RPPS.

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

The following table quantifies the Company's business segment information for the six-months ended June 30, 2006 and 2005:


As of and for the                                 Banking    Remittance
Six Months Ended:                                Services     Services    Company     Eliminations      Total
---------------------------------------------------------------------------------------------------------------
June 30, 2006
  Total interest income ....................   $   44,159   $       12   $       16    $      (31)   $   44,156
  Total interest expense ...................       19,327           --          183           (31)       19,479
  Provision for loan losses ................          900           --           --            --           900
  Total non-interest income ................        7,662        3,753          250          (641)       11,024
  Total non-interest expense ...............       17,787        2,248          953          (641)       20,347
  Income before income tax .................       13,807        1,517         (870)           --        14,454
  Income tax expense .......................        4,886          637         (558)           --         4,965
  Net income ...............................        8,921          880         (312)           --         9,489
  Goodwill .................................       20,736           --           --            --        20,736
  Total assets .............................    1,542,104        4,550      155,474      (145,984)    1,556,144
  Depreciation & amortization - fixed assets        1,115          148           27            --         1,290

June 30, 2005
  Total interest income ....................   $   33,832   $        6   $      716    $      (32)   $   34,522
  Total interest expense ...................       11,366           --          100           (32)       11,434
  Provision for loan losses ................          630           --           --            --           630
  Total non-interest income ................        7,104        3,468           30          (529)       10,073
  Total non-interest expense ...............       16,816        2,117          599          (529)       19,003
  Income before income tax .................       12,124        1,357           47            --        13,528
  Income tax expense .......................        4,286          571           11            --         4,868
  Net income ...............................        7,838          786           36            --         8,660
  Goodwill .................................       20,819           --           --            --        20,819
  Total assets .............................    1,501,191        2,879      153,697      (141,965)    1,515,802
  Depreciation & amortization - fixed assets        1,017          205           27            --         1,249


Emerging Accounting Standards

The FASB has issued FASB Staff Position (FSP) FAS 123-R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards." This FSP provides a practical exception when a company transitions to the accounting requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting Statement 123R (termed the "APIC Pool"), assuming the Company has been following the recognition provisions prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by Statement 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP is effective immediately and includes transition guidance. The Company believes it has the necessary information to calculate the APIC pool and does not anticipate utilizing this exception.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company and its subsi$iaries include, but are not limited to, the following:

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

In addition to the risk factors described above, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of June 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

There have been no significant changes in the Company's internal controls over financial reporting, that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A.  Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A., "Risk Factors," in the Company's 2005 Annual Report on Form 10-K. Please refer to that section of the Company's 10-K for disclosures regarding the risks and uncertainties related to the Company's business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                     Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------
                                                    (c) Total      (d) Maximum
                                                    Number of         Number
                                                     Shares         of Shares
                                                   Purchased as      that May
                                                      Part of         Yet Be
                       (a) Total                     Publicly       Purchased
                       Number of    (b) Average     Announced       Under the
                         Shares    Price Paid per    Plans or       Plans or
Period                 Purchased       Share       Programs (1)   Programs (1)
-----------------------------------------------------------------------------
April 1 -
April 30, 2006 .....        --       $      --            --       148,600

May 1 -
May 31, 2006 .......    30,418       $   30.55        30,382       118,218

June 1 -
June 30, 2006 ......    30,500       $   30.60        30,500        87,718
                       ---------------------------------------------------
          Total         60,918       $   30.58        60,882        87,718
                       ===================================================

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On May 17, 2006, the Company's annual meeting of shareholders was held. At the meeting, security holders elected directors to serve one year terms. There were 10,132,839 issued and outstanding shares of common stock entitled to vote at the annual meeting. The voting at the annual meeting was as follows:

     1. David J. Downey, Van A. Dukeman, Larry D. Haab, Frederic L. Kenney, Gregory B. Lykins, August C. Meyer, Jr., George T. Shapland, Thomas G. Sloan, and H. Gale Zacheis, M.D. were elected to serve as directors for one year with terms expiring at the next annual meeting in 2007.

          Election of Directors:             Votes For           Votes Withheld
          ----------------------------------------------------------------------
          David J. Downey                    7,373,770               102,269

          Van A. Dukeman                     7,367,615               108,424

          Larry D. Haab                      7,370,362               105,677

          Frederic L. Kenney                 7,371,653               104,386

          Gregory B. Lykins                  7,368,770               107,269

          August C. Meyer, Jr.               7,339,894               136,145

          George T. Shapland                 7,370,362               105,677

          Thomas G. Sloan                    7,373,770               102,269

          H. Gale Zacheis, M.D.              7,368,678               107,361

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



MAIN STREET TRUST, INC.



Date:  August 9, 2006
       ------------------------------


By:    /s/ David B. White
       ------------------------------
       David B. White, Executive Vice President
       and Chief Financial Officer







By:    /s/ Van A. Dukeman
       ------------------------------
       Van A. Dukeman, President
       and Chief Executive Officer