Form 10-Q
period 2006-09-30
MAIN STREET TRUST INC
filed 2006-11-08
CIK 1099777

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2006

                         Commission File Number: 0-30031


                             MAIN STREET TRUST, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Illinois                                    37-1338484
---------------------------------               --------------------------------
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
                                                       Yes   X          No
                                                           -----           -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer       Accelerated filer   X   Non-accelerated filer
                       -----                    -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                                                       Yes              No   X
                                                           -----           -----

Indicate the number of shares outstanding of the registrant's common stock, as of November 2, 2006:

     Main Street Trust, Inc. Common Stock            10,046,079
                                                     ----------

                                Table of Contents

                                                                            PAGE
(a) PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)                           3

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       14

            Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk                                               36

            Item 4. Controls and Procedures                                   36


(b) PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings                                       36

            Item 1.A. Risk Factors                                            36

            Item 2.   Unregistered Sales of Equity Securities and
                      Use of Proceeds                                         37

            Item 3.   Defaults Upon Senior Securities                         37

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                                 37

            Item 5.   Other Information                                       37

            Item 6.   Exhibits                                                37

SIGNATURES                                                                    38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005
                  (Unaudited, in thousands, except share data)


                                                                   September 30,  December 31,
                                                                        2006          2005
                                                                   --------------------------
ASSETS
Cash and due from banks ........................................   $    53,431    $    52,007
Federal funds sold and interest bearing deposits ...............         5,878         42,059
                                                                   --------------------------
          Cash and cash equivalents ............................        59,309         94,066
                                                                   --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ............................       338,822        343,087
  Held-to-maturity, at cost (fair value of $74,440 and $75,665
    at September 30, 2006 and December 31, 2005, respectively) .        75,412         76,542
  Non-marketable equity securities .............................        16,988         24,994
                                                                   --------------------------
          Total investments in debt and equity securities ......       431,222        444,623
                                                                   --------------------------
Loans, net of allowance for loan losses of $14,233 and $13,472
  at September 30, 2006 and December 31, 2005, respectively ....       980,499      1,002,927
Mortgage loans held for sale ...................................         1,912          1,661
Premises and equipment .........................................        22,402         23,047
Goodwill .......................................................        20,736         20,736
Core deposit intangibles .......................................         3,916          4,569
Accrued interest receivable ....................................        11,359          8,461
Other assets ...................................................        26,795         25,047
                                                                   --------------------------
          Total assets .........................................   $ 1,558,150    $ 1,625,137
                                                                   ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing .......................................   $   214,217    $   240,823
    Interest bearing ...........................................     1,036,930      1,035,149
                                                                   --------------------------
          Total deposits .......................................     1,251,147      1,275,972
                                                                   --------------------------
Federal funds purchased, repurchase agreements and notes payable       110,956        118,452
Federal Home Loan Bank advances and other borrowings ...........        29,574         67,386
Accrued interest payable .......................................         4,893          4,657
Other liabilities ..............................................        13,377         14,901
                                                                   --------------------------
          Total liabilities ....................................     1,409,947      1,481,368
                                                                   --------------------------

Commitments and contingencies (See Note 5)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ..            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
     11,219,319 shares issued ..................................           112            112
  Paid in capital ..............................................        55,909         55,189
  Retained earnings ............................................       126,979        120,238
  Accumulated other comprehensive loss .........................        (1,389)        (1,597)
                                                                   --------------------------
                                                                       181,611        173,942
  Less: treasury stock, at cost, 1,173,240 and 1,072,644 shares
    at September 30, 2006 and December 31, 2005, respectively ..       (33,408)       (30,173)
                                                                   --------------------------
          Total shareholders' equity ...........................       148,203        143,769
                                                                   --------------------------

          Total liabilities and shareholders' equity ...........   $ 1,558,150    $ 1,625,137
                                                                   ==========================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
              For the Nine Months Ended September 30, 2006 and 2005
                  (Unaudited, in thousands, except share data)


                                                                         2006             2005
                                                                     ---------------------------
Interest income:
  Loans and fees on loans ........................................   $     52,207   $     43,961
  Investments in debt and equity securities:
    Taxable ......................................................         13,321          9,269
    Tax-exempt ...................................................            906          1,156
  Federal funds sold and interest bearing deposits ...............            965          1,252
                                                                     ---------------------------
          Total interest income ..................................         67,399         55,638
                                                                     ---------------------------
Interest expense:
  Deposits .......................................................         24,389         14,871
  Federal funds purchased, repurchase agreements and notes payable          4,064          2,128
  Federal Home Loan Bank advances and other borrowings ...........          1,746          1,985
                                                                     ---------------------------
          Total interest expense .................................         30,199         18,984
                                                                     ---------------------------
          Net interest income ....................................         37,200         36,654
Provision for loan losses ........................................          1,350          1,080
                                                                     ---------------------------
          Net interest income after provision for loan losses ....         35,850         35,574
                                                                     ---------------------------
Non-interest income:
  Remittance processing ..........................................          5,366          5,144
  Trust and brokerage fees .......................................          5,944          5,805
  Service charges on deposit accounts ............................          2,061          2,129
  Securities transactions, net ...................................            279           (450)
  Gain on sales of mortgage loans, net ...........................            442            726
  Other ..........................................................          2,420          2,017
                                                                     ---------------------------
          Total non-interest income ..............................         16,512         15,371
                                                                     ---------------------------
Non-interest expense:
  Salaries and employee benefits .................................         17,693         17,325
  Occupancy ......................................................          2,322          2,293
  Equipment ......................................................          1,862          1,955
  Data processing ................................................          2,278          1,669
  Office supplies ................................................            892            906
  Service charges from correspondent banks .......................            214            389
  Amortization of core deposit intangibles .......................            653            435
  Other ..........................................................          4,855          4,342
                                                                     ---------------------------
          Total non-interest expense .............................         30,769         29,314
                                                                     ---------------------------
          Income before income taxes .............................         21,593         21,631
Income taxes .....................................................          7,425          7,820
                                                                     ---------------------------
          Net income .............................................   $     14,168   $     13,811
                                                                     ===========================
Per share data:
  Basic earnings per share .......................................   $       1.40   $       1.38
  Weighted average shares of common stock outstanding ............     10,114,614     10,014,234

  Diluted earnings per share .....................................   $       1.39   $       1.37
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ....................................     10,224,308     10,111,588


See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Nine Months Ended September 30, 2006 and 2005
                            (Unaudited, in thousands)


                                                                  2006       2005
                                                               --------------------
Net income .................................................   $ 14,168    $ 13,811
                                                               --------------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during
      period, net of tax of $251 and ($975), for
      September 30, 2006 and 2005, respectively ............        375      (1,462)
    Less:  reclassification adjustment for gains (losses)
      included in net income, net of tax of ($112) and $180,
      for September 30, 2006 and 2005, respectively ........       (167)        270
                                                               --------------------
    Other comprehensive income (loss), before tax: .........        208      (1,192)
                                                               --------------------
          Comprehensive income .............................   $ 14,376    $ 12,619
                                                               ====================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2006 and 2005
                  (Unaudited, in thousands, except share data)


                                                                     2006           2005
                                                                ---------------------------
Interest income:
  Loans and fees on loans ...................................   $     18,056   $     16,643
  Investments in debt and equity securities
    Taxable .................................................          4,635          3,664
    Tax-exempt ..............................................            284            370
  Federal funds sold and interest bearing deposits ..........            268            439
                                                                ---------------------------
          Total interest income .............................         23,243         21,116
                                                                ---------------------------
Interest expense:
  Deposits ..................................................          8,769          5,868
  Federal funds purchased, repurchase agreements and
    notes payable ...........................................          1,467            870
  Federal Home Loan Bank advances and other borrowings ......            484            812
                                                                ---------------------------
          Total interest expense ............................         10,720          7,550
                                                                ---------------------------
          Net interest income ...............................         12,523         13,566
Provision for loan losses ...................................            450            450
                                                                ---------------------------
          Net interest income after provision for loan losses         12,073         13,116
                                                                ---------------------------
Non-interest income:
  Remittance processing .....................................          1,863          1,741
  Trust and brokerage fees ..................................          2,042          2,153
  Service charges on deposit accounts .......................            670            820
  Securities transactions, net ..............................           --             (485)
  Gain on sales of mortgage loans, net ......................            166            329
  Other .....................................................            747            740
                                                                ---------------------------
          Total non-interest income .........................          5,488          5,298
                                                                ---------------------------
Non-interest expense:
  Salaries and employee benefits ............................          6,008          6,097
  Occupancy .................................................            747            824
  Equipment .................................................            619            674
  Data processing ...........................................            821            566
  Office supplies ...........................................            295            319
  Service charges from correspondent banks ..................             68            134
  Amortization of core deposit intangibles ..................            218            217
  Other .....................................................          1,646          1,480
                                                                ---------------------------
          Total non-interest expense ........................         10,422         10,311
                                                                ---------------------------
          Income before income taxes ........................          7,139          8,103
Income taxes ................................................          2,460          2,952
                                                                ---------------------------
          Net income ........................................   $      4,679   $      5,151
                                                                ===========================
Per share data:
  Basic earnings per share ..................................   $       0.46   $       0.50
  Weighted average shares of common stock outstanding .......     10,076,548     10,248,453

  Diluted earnings per share ................................   $       0.46   $       0.50
  Weighted average shares of common stock and dilutive
    potential common shares outstanding .....................     10,189,861     10,341,647

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
             For the Three Months Ended September 30, 2006 and 2005
                            (Unaudited, in thousands)

                                                                   2006     2005
                                                                 -----------------
Net income ...................................................   $ 4,679   $ 5,151
                                                                 -----------------
Other comprehensive income (loss), before tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during period,
      net of tax of $978 and ($497) for September 30, 2006 and
      2005, respectively .....................................     1,465      (745)
    Less:  reclassification adjustment for gains (losses)
      included in net income, net of tax of $0 and $194,
      for September 30, 2006 and 2005, respectively ..........        --       291
                                                                 -----------------
    Other comprehensive income (loss) ........................     1,465      (454)
                                                                 -----------------
          Comprehensive income ...............................   $ 6,144   $ 4,697
                                                                 =================

See accompanying notes to unaudited consolidated financial statements.

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2006 and 2005
                            (Unaudited, in thousands)

                                                                             2006         2005
                                                                          ----------------------
Cash flows from operating activities:
  Net income ..........................................................   $  14,168    $  13,811
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization - fixed assets ......................       1,930        1,901
    Amortization of bond premiums and accretion of discounts, net .....         413          952
    Amortization of core deposit intangibles ..........................         653          435
    Provision for loan losses .........................................       1,350        1,080
    Securities transactions, net ......................................        (279)         450
    Federal Home Loan Bank stock dividend .............................          --         (597)
    Undistributed loss (gain) from non-marketable equity securities ...        (111)      (1,585)
    Gain on sales of mortgage loans, net ..............................        (442)        (726)
    Proceeds from sales of mortgage loans originated for sale .........      38,642       55,397
    Mortgage loans originated for sale ................................     (38,451)     (55,357)
    Stock based compensation plan expense .............................         483           --
    Excess tax benefit- stock based compensation plan .................        (238)          --
    Other, net:
      Increase in accrued interest receivable .........................      (2,898)      (1,016)
      Increase in other assets ........................................        (947)        (403)
      (Decrease) increase in other liabilities ........................      (1,501)         199
      Increase in accrued interest payable ............................         236          933
                                                                          ----------------------
          Net cash provided by operating activities ...................      13,008       15,474
                                                                          ----------------------
Cash flows from investing activities:
  Net decrease (increase) in loans ....................................      20,374      (12,564)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity ..................................................      15,068        5,532
    Available-for-sale ................................................      45,765      127,750
  Proceeds from sales of investments:
    Available-for-sale ................................................       3,495       56,245
  Purchases of investments in debt and equity securities:
    Held-to-maturity ..................................................     (17,967)     (13,779)
    Available-for-sale ................................................     (48,360)    (133,367)
    Other equity securities ...........................................        (850)        (685)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity ..................................................       3,778        8,032
    Available-for-sale ................................................       3,830       11,655
  Return of principal on other equity securities ......................       1,570        1,800
  Proceeds from redemption of non-marketable equity securities ........       7,397           --
  Purchases of premises and equipment .................................      (1,285)      (1,185)
  Acquisition of Citizens First Financial Corporation .................          --       (6,385)
                                                                          ----------------------
          Net cash provided by investing activities ...................      32,815       43,049
                                                                          ----------------------
Cash flows from financing activities:
  Net decrease in deposits ............................................     (24,825)     (24,840)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements, and notes payable ..........................      (7,496)      20,230
  Advances from Federal Home Loan Bank and other borrowings ...........       1,000       34,500
  Payments on Federal Home Loan Bank and other borrowings .............     (38,812)     (30,499)
  Cash dividends paid .................................................      (6,987)      (6,421)
  Excess tax benefit- stock based compensation plan ...................         238           --
  MSTI stock transactions, net ........................................      (3,698)      (3,576)
                                                                          ----------------------
          Net cash used by financing activities .......................     (80,580)     (10,606)
                                                                          ----------------------
          Net decrease in cash and cash equivalents ...................     (34,757)      47,917

Cash and cash equivalents at beginning of year ........................      94,066       64,928
                                                                          ----------------------
Cash and cash equivalents at end of period ............................   $  59,309    $ 112,845
                                                                          ======================

See accompanying notes to unaudited consolidated financial statements.

Supplemental disclosure of cash flow information:

                    MAIN STREET TRUST, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2006 and 2005
                            (Unaudited, in thousands)

                                                              2006          2005
                                                           -----------------------
Cash paid during the year for:
  Interest .............................................   $  29,963     $  18,051
  Income taxes .........................................       9,919         7,145
  Real estate acquired through or in lieu of foreclosure         704            --
Dividends declared not paid ............................       2,311         2,250

Acquisition of Citizens First Financial Corporation:
  Stock issued .........................................          --        27,804
  Cash paid ............................................          --        28,416
  Capitalized expenses .................................          --           621
                                                           -----------------------
          Total cost of acquisition ....................          --        56,841

  Assets acquired:
    Cash and due from banks ............................          --         6,022
    Federal funds sold and interest bearing deposits ...          --        16,630
                                                           -----------------------
          Cash and cash equivalents ....................          --        22,652

  Investments in debt and equity securities:
     Available-for-sale, at fair value .................          --        23,865
     Non-marketable equity securities ..................          --        16,374
  Loans, net of allowance for loan losses ..............          --       228,114
  Mortgage loans held for sale .........................          --           282
  Premises and equipment ...............................          --         5,993
  Accrued interest receivable ..........................          --         1,571
  Goodwill .............................................          --        20,736
  Core deposit intangibles .............................          --         5,222
  Other assets .........................................          --         6,174
  Liabilities assumed:
    Deposits ...........................................          --      (232,089)
    Federal Home Loan Bank advances and other borrowings          --       (37,599)
    Accrued interest payable ...........................          --          (193)
  Other liabilities ....................................          --        (4,261)
                                                           -----------------------
          Net assets acquired ..........................          --        56,841
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

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005, include all adjustments necessary for a fair presentation of the results of those periods. All such adjustments, outside of those related to the business combination discussed in Note 2, are of a normal recurring nature.

Results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results which may be expected for the year ending December 31, 2006.

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

Pro forma unaudited operating results for the nine months ended September 30, 2005, giving effect to the Citizens acquisition as if it had occurred as of January 1, 2005 are as follows:

                                     2005
                            (in thousands, except
                               per share data)
                            ---------------------
Interest Income ..........         $59,806
Interest Expense .........          20,579
Net Income ...............          13,800
Basic EPS ................            1.38
Diluted EPS ..............            1.36

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

On September 21, 2006, the Company announced its intent to merge with First Busey Corporation in Urbana, Illinois. The combined company will operate under the name First Busey Corporation and will list its common stock on the Nasdaq
Global Select Market and trade under the symbol BUSE. Under terms of the agreement, Main Street shareholders will receive shares of First Busey common stock, using a fixed exchange ratio of 1.55 shares of First Busey common stock for each share of Main Street common stock. The merger is subject to regulatory approval, as well as approval by First Busey and Main Street shareholders and other customary conditions. The transaction is expected to be completed during the first half of 2007. The combined company, First Busey Corporation, will have total assets of approximately $4.1 billion. Following the merger of the two holding companies, it will be their intent to merge their Illinois-based banking subsidiaries, Busey Bank and Main Street Bank & Trust. The two banks will be merged under Busey Bank's state charter, and the bank name will remain Busey Bank. The merged bank will have total assets of approximately $3.6 billion and total deposits exceeding $2.7 billion. Wealth management assets under care for the combined organization will be approximately $4.5 billion.

Note 3.  Income per Share

Net income per common share has been computed as follows:


                                                      Nine Months Ended             Three Months Ended
                                                         September 30,                 September 30,
                                                  -----------------------------------------------------
                                                      2006         2005           2006         2005
                                                  -----------------------------------------------------
Net Income ....................................   $14,168,000   $13,811,000   $ 4,679,000   $ 5,151,000
                                                  =====================================================
  Shares
    Weighted average common shares outstanding     10,114,614    10,014,234    10,076,548    10,248,453
    Dilutive effect of outstanding options,
      as determined by the application of the
      treasury stock method ...................       109,694        97,354       113,313        93,194
                                                  -----------------------------------------------------
    Weighted average common shares outstanding,
      as adjusted .............................    10,224,308    10,111,588    10,189,861    10,341,647
                                                  =====================================================
  Basic earnings per share ....................   $      1.40   $      1.38   $      0.46   $      0.50
                                                  =====================================================
  Diluted earnings per share ..................   $      1.39   $      1.37   $      0.46   $      0.50
                                                  =====================================================

Note 4.  Stock Option Plans

At September 30, 2006, the Company had one share-based compensation plan. Prior to January 1, 2006, the Company accounted for that plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the Statement of Income for the period ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the nine months ended September 30, 2006, were $483,000 and $290,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $1.43 and $1.41, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.40 and $1.39, respectively.

Prior to adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $238,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

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


                                                    Nine Months    Three Months
                                                      Ended           Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2005            2005
                                                   -----------------------------
Net income on common stock:
  As reported ..................................   $   13,811       $   5,151
Deduct total stock-based compensation expense
  determined under the fair value method for all
  awards, net of related tax effects ...........         (274)            (92)
                                                   --------------------------
          Pro forma ............................   $   13,537       $   5,059
                                                   ==========================
Basic earnings per share:
  As reported ..................................   $     1.38      $    0.50
  Pro forma ....................................         1.35           0.49
Diluted earnings per share:
  As reported ..................................   $     1.37      $    0.50
  Pro forma ....................................         1.34           0.49



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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods:


                                                      Nine Months Ended
                                                        September 30,
                                                   2006              2005
                                               ---------------------------------
Number of options granted ..............          150,500         137,500
Risk-free interest rate ................       4.59% - 4.65%    3.83% - 4.08%
Expected life, in years ................       6.50 - 8.00      7.00 - 8.00
Expected volatility ....................          14.28%       15.05% - 15.42%
Expected dividend yield ................           3.06%        2.97% - 3.06%


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

A summary of option activity under the Plan as of September 30, 2006, and changes since January 1, 2006 is presented below:


                                                                       Weighted-
                                                         Weighted-      Average    Aggregate
                                                          Average      Remaining   Intrinsic
                                                          Exercise    Contractual    Value
                                             Shares        Price         Life        ($000)
                                             -----------------------------------------------
Outstanding as of January 1, 2006 .......    767,413    $   23.46
Granted .................................    150,500        30.10
Exercised ...............................     62,177        20.80
Forfeited or expired ....................      5,214        30.02
                                             -----------------------------------------------
Outstanding at September 30, 2006 .......    850,522        24.80         6.6        $ 8,205
                                             ===============================================

Vested at September 30, 2006 ............    692,010        23.61         6.1        $ 7,499
                                             ===============================================

Exercisable at September 30, 2006 .......    692,010        23.61         6.1        $ 7,499
                                             ===============================================

The weighted-average grant-date fair value of options granted during the first nine months of 2006 and 2005 was $4.79 and $4.71, respectively. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $595,000 and $235,000, respectively. The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

A summary of the status of the Company's nonvested shares as of September 30, 2006 and changes since January 1, 2006 is presented below:

                                                                          Weighted-
                                                                           Average
                                                                          Grant-Date
              Nonvested Shares                             Shares         Fair Value
-------------------------------------------------------------------------------------
Nonvested at January 1, 2006 .....................         112,950         $   4.83
Granted ..........................................         150,500             4.79
Vested ...........................................         100,754             4.89
Forfeited ........................................           4,184             4.74
                                                           ------------------------
Nonvested at September 30, 2006 ..................         158,512         $   4.76
                                                           ========================


As of September 30, 2006, there was $710,000 of total unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The weighted average grant date fair value of shares vested during the nine month periods ended September 30, 2006 and 2005 was $4.89 and $4.69, respectively.

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

The following table summarizes these financial instruments and commitments (in thousands) at September 30, 2006 and 2005:


                                                               September 30,
                                                             2006         2005
                                                           ---------------------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments ........................................     $326,764     $272,011
  Standby letters of credit ..........................       29,289       29,685


The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at
September 30, 2006 is $4.230 million to purchase other equity securities and $1.962 million for construction of new branches.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At September 30, 2006 and 2005, no amounts had been recorded as liabilities for the Bank's potential obligations under these guarantees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

Assets and Liabilities

Total assets decreased $66.987 million, or 4.1%, to $1.558 billion at September 30, 2006 compared to $1.625 billion at December 31, 2005. Decreases in federal funds sold and interest bearing deposits, loans, investments in debt and equity securities, core deposit intangibles and premises and equipment were partially offset by increases in accrued interest receivable, other assets, cash and due from banks, and mortgage loans held for sale.

Cash and due from banks increased $1.424 million, or 2.7%, to $53.431 million at September 30, 2006 compared to $52.007 million at December 31, 2005.

Federal funds sold and interest bearing deposits decreased $36.181 million, or 86.0%, to $5.878 million at September 30, 2006 compared to $42.059 million at December 31, 2005. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities. During 2006, the Company used available funds to reduce Federal Home Loan Bank advances and other borrowings.

Total investments in debt and equity securities decreased $13.401 million, or 3.0%, to $431.222 million at September 30, 2006 compared to $444.623 million at December 31, 2005. Included in the change were decreases of $8.006 million, or 32.0%, in investments in non-marketable equity securities, $4.265 million, or 1.2%, in investments in securities available-for-sale and $1.130 million, or 1.5%, in securities held-to-maturity. In response to the FHLB's decision to allow redemption of excess capital stock owned by member banks, the Company sold $7.397 million of FHLB stock, which was classified as non-marketable equity securities, during the second quarter of 2006. The Company will evaluate the feasibility of any redemption the FHLB may offer in the future. Investments fluctuate with loan demand, deposit volume, and investment opportunities.

Loans, net of allowance for loan losses, decreased $22.428 million, or 2.2%, to $980.499 million at September 30, 2006 compared to $1.003 billion at December 31, 2005. Included in the changes were decreases of $12.593 million, or 3.9%, in commercial, financial and agricultural loans; $8.206 million, or 5.8%, in residential real estate loans; and $7.337 million, or 8.5%, in installment and consumer loans, offset somewhat by an increase of $6.469 million, or 1.4%, in commercial real estate loans. Management attributes the decrease in loans to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Included in the $6.469 million increase in commercial real estate loans was a $15.826 million decrease related to one commercial project that was refinanced through a real estate conduit during the first quarter of 2006. Additionally, the Company has seen a slowdown in the residential real estate market during the first nine months of 2006 compared to the same period in 2005.

Mortgage loans held for sale increased $251,000, or 15.1%, to $1.912 million at September 30, 2006 compared to $1.661 million at December 31, 2005.

Premises and equipment decreased $645,000, or 2.8%, to $22.402 million at September 30, 2006 compared to $23.047 million at December 31, 2005. The decrease included depreciation and amortization expense on fixed assets of $1.930 million offset somewhat by purchases of $1.285 million.

Core deposit intangibles decreased $653,000, or 14.3%, to $3.916 million at September 30, 2006 compared to $4.569 million at December 31, 2005 due to amortization related to the acquisition of Citizens in 2005.

Total liabilities decreased $71.421 million, or 4.8%, to $1.410 billion at September 30, 2006 compared to $1.481 billion at December 31, 2005. There were decreases in all categories of liabilities, except interest bearing deposits and accrued interest payable.

Total deposits decreased $24.825 million, or 1.9%, to $1.251 billion at September 30, 2006 from $1.276 billion at December 31, 2005. Non-interest bearing deposits decreased $26.606 million, or 11.0%, to $214.217 million at September 30, 2006 from $240.823 million at December 31, 2005. The decrease of $26.606 million in non-interest bearing deposits included a $16.453 million decrease in the balance of one account between December 31, 2005 and September 30, 2006. Interest bearing deposits increased $1.781 million, or 0.2%, to $1.037 billion at September 30, 2006 from $1.035 billion at December 31, 2005.

Federal funds purchased, repurchase agreements and notes payable decreased $7.496 million, or 6.3%, to $110.956 million at September 30, 2006 from $118.452 million at December 31, 2005. This change was primarily due to decreases of $4.396 million in repurchase agreements and $3.100 million in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $37.812 million, or 56.1%, to $29.574 million at September 30, 2006 compared to $67.386 million at December 31, 2005 primarily due to $34.000 million of matured FHLB advances and a net decrease of $3.500 million on a line of credit from a correspondent bank.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for September 30, 2006 and December 31, 2005:


                         Carrying Value of Securities(1)
                                 (in thousands)

                                                         September 30,  December 31,
                                                             2006          2005
                                                         --------------------------
Available-for-sale:
  Federal agencies ...................................     $313,976      $312,484
  Mortgage-backed securities .........................        9,689        13,657
  State and municipal ................................       12,190        13,834
  Marketable equity securities .......................        2,967         3,112
                                                           ----------------------
          Total available-for-sale ...................     $338,822      $343,087
                                                           ======================
Held-to-maturity:
  Federal agencies ...................................     $ 27,597      $ 38,650
  Mortgage-backed securities .........................       30,534        17,091
  State and municipal ................................       17,281        20,801
                                                           ----------------------
          Total held-to-maturity .....................     $ 75,412      $ 76,542
                                                           ======================
Non-marketable equity securities:
  Federal Home Loan Bank stock .......................     $ 14,053      $ 21,450
  Other equity investments ...........................        2,935         3,544
                                                           ----------------------
          Total non-marketable equity securities .....     $ 16,988      $ 24,994
                                                           ======================

          Total investment securities ................     $431,222      $444,623
                                                           ======================

     (1) Investment securities available-for-sale and non-marketable other equity investments are carried at fair value. Investment securities held-to-maturity and Federal Home Loan Bank stock are carried at amortized cost.


The following table shows the maturities and weighted-average yields of investment securities at September 30, 2006. All securities are shown at their contractual maturity.

            Maturities and Weighted Average Yields of Debt Securities
                             (dollars in thousands)
                               September 30, 2006

                                         1 year            1 to 5           5 to 10           Over 10
                                        or less             years            years             years             Total
                                         Amount    Rate     Amount   Rate    Amount   Rate     Amount   Rate     Amount     Rate
                                        --------------------------------------------------------------------------------------------
 Securities available-for sale:
   Federal agencies .................   $110,260   3.48%  $203,716   3.99%  $     --      --    $     --      --   $313,976    3.81%
   Mortgage-backed securities(1) ....   $  2,087   3.85%  $  3,478   5.69%  $  4,007    5.11%   $    117    7.73%  $  9,689    5.08%
   State and municipal (TE)(2) ......   $  4,027   5.39%  $  7,496   6.64%  $    667    7.62%   $     --      --   $ 12,190    6.28%
   Marketable equity securities(3) ..   $     --          $     --     --   $     --      --    $     --      --   $  2,967       --
                                        --------------------------------------------------------------------------------------------
          Total .....................   $116,374          $214,690          $  4,674            $    117           $338,822
                                        --------------------------------------------------------------------------------------------
 Average Yield (TE) (2) .............              3.56%             4.11%              5.47%               7.73%              3.94%
                                        ============================================================================================
 Securities held-to-maturity:
   Federal agencies .................   $  6,425   3.07%  $ 16,947   3.01%  $  4,225    4.07%   $     --      --   $ 27,597    3.19%
   Mortgage-backed securities(1) ....   $  1,939   2.94%  $ 28,056   5.31%  $    481    5.17%   $     58    6.47%  $ 30,534    5.16%
   State and municipal (TE)(2) ......   $ 10,165   5.42%  $  6,796   5.76%  $    200    7.53%   $    120    7.95%  $ 17,281    5.60%
                                        --------------------------------------------------------------------------------------------
          Total .....................   $ 18,529          $ 51,799          $  4,906            $    178           $ 75,412
                                        --------------------------------------------------------------------------------------------
Average Yield (TE)(2) ...............              4.35%             4.62%              4.31%               7.47%              4.54%
                                        ============================================================================================
Non-marketable equity securities(3):
  Federal Home Loan Bank stock ......   $     --     --   $     --     --   $    --       --    $     --      --   $ 14,053      --
  Other equity investments ..........   $     --     --   $     --     --   $    --       --    $     --      --   $  2,935      --
                                        --------------------------------------------------------------------------------------------
           Total ....................   $     --     --   $     --     --   $    --       --    $     --      --   $ 16,988      --
                                        ============================================================================================

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

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

                                        Continuous unrealized      Continuous unrealized
                                         losses existing for      losses existing greater
                                         less than 12 months           than 12 months             Total
                                       -------------------------------------------------------------------------
                                       Fair Value  Unrealized   Fair Value    Unrealized  Fair Value   Unrealized
                                                     Losses                     Losses                   Losses
                                       -------------------------------------------------------------------------
Available-for-Sale:
  Federal agencies .................   $142,349     $    478     $160,637     $  2,097     $302,986     $  2,575
  Mortgage-backed securities .......      1,676            9        5,554          169        7,230          178
  State and municipal ..............         --           --        3,201           49        3,201           49
                                       -------------------------------------------------------------------------
  Subtotal, debt securities ........   $144,025     $    487     $169,392     $  2,315     $313,417     $  2,802
  Other ............................      1,022          289           --     $     --        1,022          289
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $145,047     $    776     $169,392     $  2,315     $314,439     $  3,091
                                       =========================================================================
Held-to-Maturity:
  Federal agencies .................   $     --     $     --     $ 26,868     $    631     $ 26,868     $    631
  Mortgage-backed securities .......     17,087          203        9,806          228       26,893          431
  State and municipal ..............        634            1        7,161           47        7,795           48
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 17,721     $    204     $ 43,835     $    906     $ 61,556     $  1,110
                                       =========================================================================

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

For the period ended September 30, 2006, the $2.315 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of 46 debt securities and was believed to be a temporary loss. None of the marketable equity securities available-for-sale had a continuous unrealized loss greater than 12 months. The $906,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of 47 debt securities and was believed to be a temporary loss.

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

Loans

The following table presents the amounts and percentages of loans at September 30, 2006 and December 31, 2005 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.


                           Amount of Loans Outstanding
                             (dollars in thousands)

                                            September 30, 2006           December 31, 2005
                                         ----------------------------------------------------
                                            Amount     Percentage       Amount     Percentage
                                         ----------------------------------------------------
Commercial, financial and agricultural   $  307,268       30.89%     $  319,861       31.47%
Real Estate - Commercial .............      475,975       47.85%        469,506       46.19%
Real Estate - Residential ............      132,098       13.28%        140,304       13.81%
Installment and consumer .............       79,391        7.98%         86,728        8.53%
                                         ---------------------------------------------------
          Total loans ................   $  994,732      100.00%     $1,016,399      100.00%
                                         ===================================================

The balance of loans outstanding as of September 30, 2006 by maturity is shown in the following table:


                          Maturity of Loans Outstanding
                             (dollars in thousands)
                                  June 30, 2006

                                          1 year     1 to 5      Over 5
                                         or less      years       years       Total
                                         --------------------------------------------
Commercial, financial and agricultural   $184,651    $ 86,135    $ 36,482    $307,268
Real Estate - Commercial .............    132,640     225,387     117,948     475,975
Real Estate - Residential ............     10,915      32,260      88,923     132,098
Installment and consumer .............     19,642      35,211      24,538      79,391
                                         --------------------------------------------
          Total ......................   $347,848    $378,993    $267,891    $994,732
                                         ============================================
Percentage of total loans outstanding      34.97%      38.10%      26.93%     100.00%
                                         ============================================


Capital

Total shareholders' equity increased $4.434 million from December 31, 2005 to September 30, 2006. Treasury stock transactions were $3.698 million, primarily due to purchases of treasury stock under the Company's stock repurchase plan offset somewhat by the exercise of stock options. Additional paid in capital increased $720,000 as a result of applying the guidance of the new Financial Accounting Standard Board Statement (FASB) No. 123(R) which was adopted on January 1, 2006. The change in shareholders' equity is summarized as follows:


                       Shareholders' Equity (in thousands)

Shareholders' equity, December 31, 2005 ......   $ 143,769
  Net income .................................      14,168
  Treasury stock transactions, net ...........      (3,698)
  Additional paid in capital transactions, net         720
  Cash dividends declared ....................      (6,964)
  Other comprehensive income .................         208
                                                 ---------
Shareholders' equity, September 30, 2006 .....   $ 148,203
                                                 =========

On September 20, 2006, the Board of Directors of the Company declared a quarterly cash dividend of $0.23 per share of the Company's common stock. The dividend of $2.311 million was paid on October 20, 2006, to holders of record on October 6, 2006.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

As of September 30, 2006, the most recent notifications from primary regulatory agencies categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The Company's and the Bank's actual capital amounts and ratios are presented in the following table (in thousands):


                                                                                             To be well
                                                                     For capital         capitalized under
                                              Actual                  adequacy           prompt corrective
                                                                      purposes:          action provisions:
                                       ---------------------------------------------------------------------
                                          Amount      Ratio       Amount     Ratio       Amount      Ratio
                                       ---------------------------------------------------------------------
As of September 30, 2006:
  Total capital
    (to risk-weighted assets)
    Consolidated ............            $140,429      12.3%     $ 91,181     8.0%           N/A
    Main Street Bank & Trust             $130,361      11.8%     $ 89,927     8.0%      $112,409    10.0%
  Tier I capital
   (to risk-weighted assets)
   Consolidated .............            $126,129      11.1%     $ 45,591     4.0%           N/A
    Main Street Bank & Trust             $116,186      10.6%     $ 44,964     4.0%      $ 67,445     6.0%
  Tier I capital
    (to average assets)
    Consolidated ............            $126,129       8.3%     $ 60,942     4.0%           N/A
    Main Street Bank & Trust             $116,186       7.5%     $ 60,680     4.0%      $ 75,850     5.0%


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

The following table presents the Company's interest rate sensitivity at various intervals at September 30, 2006:


       Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                             (dollars in thousands)

                                                   1-30         31-90         91-180       181-365        Over
                                                   Days          Days          Days          Days        1 year      Total
                                               ------------------------------------------------------------------------------
Interest bearing assets:
  Federal funds sold and
    interest bearing deposits ..............   $    5,878    $       --    $       --    $       --   $       --   $    5,878
  Debt and equity securities (1) ...........       27,827        28,170        26,616        63,003      285,606      431,222
  Loans (2) ................................      305,697        52,376        48,520        92,140      497,911      996,644
                                               ------------------------------------------------------------------------------
          Total interest bearing assets ....   $  339,402    $   80,546    $   75,136    $  155,143   $  783,517   $1,433,744
                                               ------------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing
    demand deposits ........................   $   59,241    $    1,556    $    2,334    $    4,669   $  177,453   $  245,253
  Money market savings
    deposits ...............................      299,185            --            --            --           --      299,185
  Time deposits ............................       55,399        78,874       113,472       101,281      143,466      492,492
  Federal funds purchased,
    repurchase agreements,
    and notes payable ......................       99,333         3,060         6,136         2,427           --      110,956
  FHLB advances and
    other borrowings .......................        6,075        16,000         2,499            --        5,000       29,574
                                               ------------------------------------------------------------------------------
          Total interest bearing liabilities   $  519,233    $   99,490    $  124,441    $  108,377   $  325,919   $1,177,460
                                               ------------------------------------------------------------------------------
Net asset (liability) funding gap ..........     (179,831)      (18,944)      (49,305)       46,766      457,598      256,284
                                               ------------------------------------------------------------------------------
Repricing gap ..............................         0.65          0.81          0.60          1.43         2.40         1.22
Cumulative repricing gap ...................         0.65          0.68          0.67          0.76         1.22         1.22
                                               ------------------------------------------------------------------------------

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


                                            1-30         31-90         91-180       181-365        Over
                                            Days          Days          Days          Days        1 year
                                         ----------------------------------------------------------------
Savings and interest-bearing
  demand deposits ..........               0.45%          0.85%        1.25%         2.45%        95.00%

At September 30, 2006, the Company was somewhat liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits and federal funds purchased, repurchase agreements and notes payable. As such, the effect of an increase in the interest rate for all interest bearing assets and liabilities of 100 basis points would decrease annualized net interest income by approximately $1.798 million in the 1-30 days category and $1.988 million in the 1-90 days category, assuming no management intervention. A decrease in interest rates would have the opposite effect for the same time periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities ("RSL") for the 12-month period should fall within the range of 0.75-1.25. As of September 30, 2006, the Company's RSA/RSL was 0.76, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at September 30, 2006, the Company had a $15 million unsecured line of credit with a correspondent bank, all of which was available at that date. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

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

The following table shows projected results at September 30, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.


                                                           Basis Point Change
                                        --------------------------------------------------------
                                         +200            +100             -100            -200
                                        --------------------------------------------------------
September 30, 2006 ............           4.2%            2.1%            (2.2%)          (4.5%)
December 31, 2005 ............            8.9%            4.7%            (4.7%)          (9.4%)


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

The Company was able to meet liquidity needs during the first nine months of 2006. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $34.757 million from December 31, 2005 to September 30, 2006. The decrease in 2006 resulted from cash used in financing activities, offset somewhat by cash provided by investing and operating activities. There were differences in sources and uses of cash during 2006 compared to 2005.

Cash used in financing activities during 2006 was $80.580 million compared to $10.606 million during the same period in 2005, primarily due to less cash provided by Federal Home Loan Bank advances and other borrowings, more payments on Federal Home Loan Bank and other borrowings and cash used by federal funds purchased, repurchase agreements and notes payable during the first nine months of 2006 compared to cash provided during the same period in 2005. Federal Home Loan Bank advances and other borrowings were $1.000 million during the first nine months of 2006 compared to $34.500 million during the same period in 2005 which was used mainly as a source of working capital (of which $20.000 million was repaid in July 2005). Cash used by Federal Home Loan Bank advances and other borrowings was $38.812 million during the first nine months of 2006 compared to $30.499 million during the same period in 2005. $34.000 million of the $38.812 million in 2006 was due to maturities and calls of Federal Home Loan Bank advances. Cash used during the first nine months of 2006 for federal funds purchased, repurchase agreements and notes payable was $7.496 million compared to cash provided of $20.230 million during the same period in 2005, which was primarily the result of an increase in repurchase agreements.

Less cash was provided by investing activities during the first nine months of 2006 compared to the same period in 2005, primarily due to differences in the loan portfolio and investments in debt and equity securities. Cash provided by net loan repayments during the first nine months of 2006 was $20.374 million due to a decrease in gross loans, compared to cash used to fund loan growth of $12.564 million during the same period in 2005. The decrease in loans during the first nine months of 2006 was attributable to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Cash provided by investment activities during the first nine months of 2006 was $13.726 million compared to cash provided of $63.183 million during the same period in 2005. In 2006, proceeds of $80.903 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities, return of principal on other equity securities and proceeds from redemption of non-marketable equity securities were somewhat offset by $67.177 million of cash used to purchase debt and equity securities. Included in the 2006 investment proceeds was $7.397 million due to the redemption of excess FHLB stock. During the same period in 2005, proceeds of $211.014 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities were offset somewhat by cash used to purchase debt and equity securities of $147.831 million. In addition, $6.385 million was used to fund the acquisition of Citizens in 2005. Cash provided by operating activities during the first nine months of 2006 was $13.008 million compared to $15.474 million during the same period in 2005.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management's evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors. The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs. The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries. The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio. Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation. The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above. The balance of the allowance for loan losses was $14.233 million at September 30, 2006 compared to $13.472 million at December 31, 2005, an increase of $761,000. Net charge-offs were $589,000 and the provision totaled $1.350 million during the first nine months of 2006. The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.43% at September 30, 2006, compared to 1.32% at December 31, 2005. Gross loans, including loans held-for-sale, decreased 2.1% to $996.644 million at September 30, 2006 from $1.018 billion at December 31, 2005.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans. The allowance for loan losses as a percentage of nonperforming loans was 167.9% at September 30, 2006 compared to 449.1% at December 31, 2005. Nonperforming loans increased from $3.000 million at December 31, 2005 to $8.479 million at September 30, 2006. The $5.479 million increase in nonperforming loans during the first nine months of 2006 resulted from a $4.004 million increase in nonaccrual loans and an increase of $1.475 million in loans past due 90 days or more. The increase in nonaccrual loans included the addition in the first quarter of three commercial real estate loans to a real estate developer that totaled $4.134 million at September 30, 2006. The increase in 90-day delinquencies was primarily due to an $820,000 increase in residential real estate loans and a $501,000 increase in commercial real estate loans past due 90 days or more. Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department and the internal loan committees with oversight by the Board of Directors. Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees. Management believes the allowance for loan losses is at a level commensurate with the overall risk exposure of the loan portfolio. However, certain borrowers may experience difficulty and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.


                            Allowance for Loan Losses
                             (dollars in thousands)
                                                                          September 30,
                                                                       2006           2005
                                                                    -----------------------
Allowance for loan losses at beginning of year ..................   $ 13,472       $  9,650
Allowance for loan losses attributable to acquisition of Citizens         --          3,434
                                                                    -----------------------
Charge-offs during period:
  Commercial, financial and agricultural ........................   $   (531)      $   (161)
  Commercial real estate ........................................       (158)            --
  Residential real estate .......................................        (88)            (2)
  Installment and consumer ......................................       (262)          (547)
                                                                    -----------------------
          Total .................................................   $ (1,039)      $   (710)
                                                                    -----------------------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural ........................   $      5       $     17
  Commercial real estate ........................................         --              5
  Residential real estate .......................................         16             --
  Installment and consumer ......................................        429            212
                                                                    -----------------------
          Total .................................................   $    450       $    234
                                                                    -----------------------
          Net (charge-offs) recoveries ..........................   $   (589)      $   (476)

Provision for loan losses .......................................      1,350          1,080
                                                                    -----------------------
Allowance for loan losses at end of quarter .....................   $ 14,233       $ 13,688
                                                                    =======================
Ratio of net charge-offs to
average net loans ...............................................     (0.06)%        (0.05)%
                                                                    =======================

The following table shows the allocation of the allowance for loan losses allocated to each category.


                   Allocation of the Allowance for Loan Losses
                                 (in thousands)

                                                September 30,   December 31,
                                                    2006            2005
                                                ---------------------------
Allocated:
  Commercial, financial and agricultural        $   4,161        $   4,433
  Commercial real estate ...............            7,808            5,991
  Residential real estate ..............              447              424
  Installment and consumer .............            1,278            1,447
                                                --------------------------
          Total allocated allowance ....        $  13,694        $  12,295

Unallocated allowances .................              539            1,177
                                                --------------------------
          Total ........................        $  14,233        $  13,472
                                                ==========================

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


                   Nonperforming Loans (dollars in thousands)

                                                September 30,   December 31,
                                                    2006            2005
                                                ---------------------------

Nonaccrual loans(1) ..........                  $   6,238        $  2,234
Loans past due 90 days or more                  $   2,241        $    766
Restructured loans ...........                  $     251        $    324




     (1) Includes $1.032 million at September 30, 2006 and $975,000 at December 31, 2005 of real estate and consumer loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).


        Other Nonperforming Assets (dollars in thousands)

                                                September 30,   December 31,
                                                    2006            2005
                                                ---------------------------
Other real estate owned .........                 $    219        $    188
Nonperforming other assets ......                 $     12        $     36



Results of Operations

Results of Operations for the Nine Months Ended September 30, 2006

Net income for the first nine months of 2006 was $14.168 million, a $357,000, or 2.6%, increase from $13.811 million for the same period in 2005. Basic earnings per share increased $0.02, or 1.4%, to $1.40 per share in the first nine months of 2006 from $1.38 per share in the first nine months of 2005. Diluted earnings per share increased $0.02, or 1.5%, to $1.39 per share in the first nine months of 2006 from $1.37 per share in the first nine months of 2005.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income and interest expense, and the average rates for the Company's major asset and liability categories.


              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                         Nine Months Ended September 30,

                                                             2006                                    2005
                                             -------------------------------------------------------------------------
                                               Average                                Average
                                               Balance      Interest        Rate      Balance      Interest      Rate
                                             -------------------------------------------------------------------------
Assets
Taxable investment securities(1) .........   $  429,148    $   13,321       4.15%   $  318,483   $    9,269      3.89%
Tax-exempt investment securities(1) (TE) .       30,737         1,394       6.06%       39,948        1,778      5.95%
Federal funds sold and interest bearing
  deposits(2) ............................       19,047           965       6.77%       42,069        1,252      3.98%
Loans (3),(4) (TE) .......................      971,424        52,222       7.19%      922,896       43,972      6.37%
                                             -------------------------------------------------------------------------
          Total interest bearing assets
          and interest income (TE) .......   $1,450,356    $   67,902       6.26%   $1,323,396   $   56,271      5.68%
                                             -------------------------------------------------------------------------
Cash and due from banks ..................   $   44,828                             $   44,024
Premises and equipment ...................       22,845                                 20,685
Other assets .............................       59,595                                 46,980
                                             -------------------------------------------------------------------------
          Total assets ...................   $1,577,624                             $1,435,085
                                             =========================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $   70,676    $      348       0.66%   $   75,254   $      374      0.66%
Savings ..................................      480,300        10,537       2.93%      408,827        4,652      1.52%
Time deposits ............................      471,797        13,504       3.83%      429,171        9,845      3.07%
Federal funds purchased, repurchase
  agreements, and notes payable ..........      126,664         4,064       4.29%      113,738        2,128      2.50%
FHLB advances and other borrowings .......       46,423         1,746       5.03%       57,292        1,985      4.63%
                                             -------------------------------------------------------------------------
          Total interest bearing
          liabilities and interest expense   $1,195,860    $   30,199       3.38%   $1,084,282   $   18,984      2.34%
                                             -------------------------------------------------------------------------
Noninterest bearing demand deposits ......   $  144,087                             $  131,058
Noninterest bearing savings deposits .....       73,937                                 71,095
Other liabilities ........................       17,780                                 14,584
                                             -------------------------------------------------------------------------
          Total liabilities ..............   $1,431,664                             $1,301,019
Shareholders' equity .....................      145,960                                134,066
                                             -------------------------------------------------------------------------
          Total liabilities and
          shareholders' equity ...........   $1,577,624                             $1,435,085
                                             =========================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ..........                                  2.88%                                3.34%
                                             =========================================================================
Net interest income (TE) .................                 $   37,703                            $   37,287
                                             =========================================================================
Net yield on interest
  earnings assets (TE) ...................                                  3.48%                                3.77%
                                             =========================================================================


See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

     (1) Investments in debt securities are included at carrying value. Income from taxable investment securities included net gains on venture capital funds of approximately $111,000 and $1.586 million in 2006 and 2005, respectively. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2)  Federal   funds   sold  and   interest   bearing   deposits   included
          approximately $217,000 in 2006 and $149,000 in 2005 of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $1.253 million and $1.000 million in 2006 and 2005, respectively, are included in total loan income.

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


                       Analysis of Volume and Rate Changes
                                 (in thousands)
                      Nine Months Ended September 30, 2006

                                                      Increase
                                                     (Decrease)
                                                        from
                                                      Previous       Due to       Due to
                                                        Year         Volume        Rate
                                                     ------------------------------------
Interest Income
  Taxable investment securities ..................   $  4,052      $  3,400      $    652
  Tax-exempt investment securities (TE) ..........       (384)         (417)           33
  Federal funds sold and interest bearing deposits       (287)         (896)          609
  Loans (TE) .....................................      8,250         2,398         5,852
                                                     ------------------------------------
          Total interest income (TE) .............   $ 11,631      $  4,485      $  7,146
                                                     ------------------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $  5,859      $    778      $  5,081
  Time deposits ..................................      3,659         1,047         2,612
  Federal funds purchased,
    repurchase agreements and notes payable ......      1,936           265         1,671
  FHLB advances and other borrowings .............       (239)         (399)          160
                                                     ------------------------------------
          Total interest expense .................   $ 11,215      $  1,691      $  9,524
                                                     ------------------------------------
Net Interest Income (TE) .........................   $    416      $  2,794      $ (2,378)
                                                     ====================================

Net interest income on a tax-equivalent basis was $416,000, or 1.1%, higher for the first nine months of 2006 compared to the same period of 2005. Total tax-equivalent interest income was $11.631 million, or 20.7%, higher in 2006 compared to 2005, and interest expense increased $11.215 million, or 59.1%. The increase in tax-equivalent interest income and interest expense was due to both increases in average volume and higher rates.

The increase in total tax-equivalent interest income was due to an increase in interest income from loans and taxable investment securities, offset somewhat by decreases in interest income from tax-exempt investment securities and federal funds sold and interest bearing deposits. The increase in interest income from loans and taxable investment securities was due to increases in volume coupled with higher rates. The decrease in interest income from tax-exempt investment securities and federal fund sold and interest bearing deposits was due to a decrease in volume, offset somewhat by higher rates.

The increase in total interest expense was due to an increase in interest expense from interest bearing demand and savings deposits, time deposits and federal funds purchased, repurchase agreements and notes payable, offset slightly by a decrease in interest expense from FHLB advances and other borrowings. The increase in interest expense from interest bearing demand and savings deposits, time deposits and federal funds purchased, repurchase agreements and notes payable was due to higher rates coupled with increases in volume. The decrease in interest expense from FHLB advances and other borrowings was due a decrease in volume offset somewhat by an increase in rates.

The provision for loan losses recorded was $1.350 million during the first nine months of 2006 compared to $1.080 million during the same period of 2005. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the nine months ended September 30, 2006 and 2005. The acquisition of Citizens on April 1, 2005, has been accounted for as a purchase and the results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 4, Stock Option Plans, for additional information.) As a result, the Company recognized an additional $483,000 in stock option expense in the first nine months of 2006, with $350,000 being allocated to salaries and benefits expense and $133,000 attributable to non-employee options being allocated to other non-interest expense.


                         Noninterest Income and Expense
                            for the Nine Months Ended
                           September 30, 2006 and 2005
                                 (in thousands)

---------------------------------------------------------------------------------------------------
Non-interest Income                            09/30/2006   09/30/2005     $ change      % change
---------------------------------------------------------------------------------------------------
Remittance processing (1) ..................   $    5,366   $    5,144    $      222          4.3%
Trust and brokerage fees ...................        5,944        5,805           139          2.4%
Service charges on deposit accounts ........        2,061        2,129           (68)        (3.2%)
Securities transactions, net (2) ...........          279         (450)          729        162.0%
Gain on sales of mortgage loans, net (3) ...          442          726          (284)       (39.1%)
Other (4) ..................................        2,420        2,017           403         20.0%
                                               ----------------------------------------------------
                 Total non-interest income .   $   16,512   $   15,371    $    1,141          7.4%
                                               ====================================================

---------------------------------------------------------------------------------------------------
Non-interest Expense .......................    09/30/2006   09/30/2005     $ change      % change
---------------------------------------------------------------------------------------------------
Salaries and employee benefits (5) .........   $   17,693   $   17,325    $      368          2.1%
Occupancy ..................................        2,322        2,293            29          1.3%
Equipment ..................................        1,862        1,955           (93)        (4.8%)
Data processing (6) ........................        2,278        1,669           609         36.5%
Office supplies ............................          892          906           (14)        (1.5%)
Service charges from correspondent banks (7)          214          389          (175)       (45.0%)
Amortization of core deposit intangibles (8)          653          435           218         50.1%
Other (9) ..................................        4,855        4,342           513         11.8%
                                               ----------------------------------------------------
                Total non-interest expense .   $   30,769   $   29,314    $    1,455          5.0%
                                               ====================================================


     (1) Included in the increase in remittance processing income was $60,000 in revenue from a new online bill payment product introduced at the end of the second quarter of 2006 by the Company's remittance processing subsidiary, FirsTech. The remainder of the increase was attributable to a $350,000 increase in Internet Agent revenue, offset somewhat by decreases in lockbox revenue, mechanical processing revenue and currency exchange income.

     (2) During the first quarter of 2006, the Company sold a number of equity securities in order to reposition its investment portfolio in the rising rate environment, and, in so doing, realized approximately $267,000 in net gains from those sales. 2005 included a net loss of $566,000 on one venture fund, offset somewhat by a net gain of $103,000 on the sale of equity securities during the first nine months of 2005.

     (3) The decrease in gains on sales of mortgage loans reflected a $16.755 million, or 30.2%, decrease in funded mortgage loans held-for-sale, from $55.397 million in the first nine months of 2005 to $38.642 million in the first nine months of 2006. The volume of funded mortgage loans decreased mainly due to a slowdown in the residential real estate market in the first nine months of 2006 compared to the same period in 2005.

     (4) The increase in other non-interest income included an increase of approximately $106,000 in Freddie Mac servicing fees due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in other non-interest income was an increase of $82,000 in letter of credit fees, of which approximately $41,000 was due to the timing of one customer's annual renewal.


     (5) Included in salaries and benefits expense in 2006 was $350,000 of stock option expense as a result of adopting FASB Statement No. 123
          (R) effective January 1, 2006.

     (6) The increase in data processing expense in 2006 included a $215,000, or 22.2%, increase in computer processing expense and a $137,000, or 40.3% increase, in internet processing expense, due, in part, to increased volume attributable to operating the Company's new Bloomington locations. Also contributing to the increase in data processing expense in 2006 was an increase of $209,000, or 93.5%, in data processing expense attributable to the Company's Wealth Management Group. This increase was mainly due to increased trading volume and the implementation costs associated with the conversion to a new third party system.

     (7) The decrease in service charges from correspondent banks was primarily due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees as well as higher earnings credits due to the rising rate environment.

     (8) In the first quarter of 2006, amortization of core deposit intangibles included $218,000 attributable to the acquisition of Citizens compared to none for the first quarter of 2005.

     (9) Other non-interest expense in 2006 included a $270,000 loss from a low-income housing investment and $133,000 of stock option expense as a result of adopting FASB Statement No. 123(R) effective January 1, 2006.


Income tax expense decreased $395,000, or 5.1%, during the first nine months of 2006 compared to the same period in 2005. The effective tax rate decreased to 34.4% during the first nine months of 2006 from 36.2% during the same period in 2005. This decrease was partly due to a $205,000 tax credit resulting from the loss from a low-income housing project investment described in footnote 9 above.

Results of Operations For the Three Months Ended September 30, 2006

Net income for the third quarter of 2006 was $4.679 million, a $472,000, or 9.2%, decrease from $5.151 million for the same period in 2005. Both basic and diluted earnings per share decreased $0.04, or 8.0%, to $0.46 per share during the third quarter of 2006 from $0.50 per share during the same period in 2005.

The following schedule "Consolidated Average Balance Sheet and Interest Rates" provides details of average balances, interest income and interest expense, and the average rates for the Company's major asset and liability categories.

              Consolidated Average Balance Sheet and Interest Rates
                             (dollars in thousands)
                         Three Months Ended Septemer 30,

                                                              2006                                   2005
                                             ----------------------------------------------------------------------------
                                               Average                                 Average
                                               Balance      Interest         Rate      Balance      Interest       Rate
                                             ----------------------------------------------------------------------------
Assets
Taxable investment securities(1) .........   $  413,068    $     4,635       4.45%    $  321,759   $    3,664      4.52%
Tax-exempt investment securities(1) (TE) .       29,319            436       5.90%        38,274          569      5.90%
Federal funds sold and interest bearing
  deposits(2) ............................       13,291            268       8.00%        40,413          439      4.31%
Loans (3), (4) (TE) ......................      968,092         18,061       7.40%     1,007,078       16,648      6.56%
                                             ----------------------------------------------------------------------------
          Total interest bearing assets
          and interest income (TE) .......   $1,423,770    $    23,400       6.52%    $1,407,524   $   21,320      6.01%
                                             ----------------------------------------------------------------------------
Cash and due from banks ..................   $   45,024                               $   48,848
Premises and equipment ...................       22,663                                   22,483
Other assets .............................       59,891                                   58,708
                                             ----------------------------------------------------------------------------
          Total assets ...................   $1,551,348                               $1,537,563
                                             ============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits .........   $   68,362    $      120        0.70%    $   75,062   $      169      0.89%
Savings ..................................      463,462         3,673        3.14%       425,355        1,912      1.78%
Time deposits ............................      481,615         4,976        4.10%       472,397        3,787      3.18%
Federal funds purchased, repurchase
  agreements, and notes payable ..........      122,100         1,467        4.77%       117,852          870      2.93%
FHLB advances and other borrowings .......       35,929           484        5.34%        71,828          812      4.49%
                                             ----------------------------------------------------------------------------
          Total interest bearing
          liabilities and interest expense   $1,171,468    $   10,720        3.63%    $1,162,494   $    7,550      2.58%
                                             ----------------------------------------------------------------------------
Noninterest bearing demand deposits ......   $  141,357                               $  137,956
Noninterest bearing savings deposits .....       74,917                                   76,923
Other liabilities ........................       16,726                                   16,364
                                             ----------------------------------------------------------------------------
          Total liabilities ..............   $1,404,468                               $1,393,737
Shareholders' equity .....................      146,880                                  143,826
                                             ----------------------------------------------------------------------------
          Total liabilities and
          shareholders' equity ...........   $1,551,348                               $1,537,563
                                             ============================================================================
Interest spread (average rate earned
  minus average rate paid) (TE) ..........                                   2.89%                                 3.43%
                                             ============================================================================
Net interest income (TE) .................                 $   12,680                              $   13,770
                                             ============================================================================
Net yield on interest
  earnings assets (TE) ...................                                   3.53%                                 3.88%
                                             ============================================================================
See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rate Tables:

     (1) Investments in debt securities are included at carrying value. Income from taxable investment securities included net gains on venture capital funds of approximately $232,000 and $1.045 million in 2006 and 2005, respectively. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2)  Federal   funds   sold  and   interest   bearing   deposits   included
          approximately $63,000 in 2006 and $66,000 in 2005 of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance for loan losses and include mortgage loans held-for-sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $411,000 and $339,000 in 2006 and 2005, respectively, are included in total loan income.

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


           Analysis of Volume and Rate Changes
                     (in thousands)
          Three Months Ended September 30, 2006

                                                      Increase
                                                     (Decrease)
                                                        from
                                                      Previous       Due to      Due to
                                                        Year         Volume       Rate
                                                     ------------------------------------
Interest Income
  Taxable investment securities ..................   $     971      $ 1,025      $   (54)
  Tax-exempt investment securities (TE) ..........        (133)        (133)          --
  Federal funds sold and interest bearing deposits        (171)        (405)         234
  Loans (TE) .....................................       1,413         (664)       2,077
                                                     ------------------------------------
          Total interest income (TE) .............   $   2,080      $  (177)     $ 2,257
                                                     ------------------------------------
Interest Expense
  Interest bearing demand and savings deposits ...   $   1,712      $   142      $ 1,570
  Time deposits ..................................       1,189           75        1,114
  Federal funds purchased,
    repurchase agreements and notes payable ......         597           32          565
  FHLB advances and other borrowings .............        (328)        (462)         134
                                                     ------------------------------------
          Total interest expense .................   $   3,170      $  (213)     $ 3,383
                                                     ------------------------------------
Net Interest Income (TE) .........................   $  (1,090)     $    36      $(1,126)
                                                     ====================================

Net interest income on a tax-equivalent basis was $1.090 million, or 7.9%, lower for the third quarter of 2006 compared to the third quarter of 2005. Total tax-equivalent interest income was $2.080 million, or 9.8%, higher in 2006 compared to 2005, while interest expense increased $3.170 million, or 42.0%. The increase in tax-equivalent interest income was due to an increase in rates offset slightly by a decrease in volume. The increase in interest expense was due to an increase in rates offset somewhat by a decrease in volume.

The increase in total tax-equivalent interest income was due to increases in interest income from loans and taxable investment securities, offset slightly by decreases in interest income from federal funds sold and interest bearing deposits and tax-exempt investment securities. The increase in interest income from loans was due to an increase in rates, offset somewhat by a decrease in volume. The increase in interest income from taxable investment securities was due to an increase in volume, offset slightly by a decrease in rates. The decreases in interest income from federal funds sold and interest bearing deposits was due to a decrease in volume offset somewhat by an increase in rates. The decrease in interest income from tax-exempt investment securities was due to a decrease in volume during the third quarter of 2006 compared to the same period in 2005.

The increase in total interest expense was due to increases in interest expense on interest bearing demand and savings deposits, time deposits and federal funds purchased, repurchase agreements and notes payable, offset somewhat by a decrease in interest expense on FHLB advances and other borrowings. The increases in interest expense on interest bearing demand and savings deposits, time deposits and federal funds purchased, repurchase agreements and notes payable were primarily due to increases in rates coupled with increases in volume during the third quarter of 2006 compared to the same period in 2005. The decrease in interest expense from FHLB advances and other borrowings was due to a decrease in volume, offset somewhat by an increase in rates.

The provision for loan losses recorded was $450,000 in both the third quarter of 2006 and 2005. The provision during both periods was based on management's analysis of the loan portfolio, as discussed in the provision and allowance for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the three months ended September 30, 2006 and 2005. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 4, Stock Option Plans, for additional information.) As a result, the Company recognized an additional $163,000 in stock option expense in the third quarter of 2006, with $118,000 being allocated to salaries and benefits expense and $45,000 attributable to non-employee options being allocated to other non-interest expense.

                         Noninterest Income and Expense
                           for the Three Months Ended
                           September 30, 2006 and 2005
                                 (in thousands)

---------------------------------------------------------------------------------------------------
Non-interest Income                            09/30/2006   09/30/2005     $ change      % change
---------------------------------------------------------------------------------------------------
Remittance processing (1) ..................   $    1,863   $    1,741    $      122        7.0%
Trust and brokerage fees (2) ...............        2,042        2,153          (111)      (5.2%)
Service charges on deposit accounts ........          670          820          (150)     (18.3%)
Securities transactions, net (3) ...........           --         (485)          485      100.0%
Gain on sales of mortgage loans, net (4) ...          166          329          (163)     (49.5%)
Other ......................................          747          740             7        0.9%
                                               ---------------------------------------------------
                 Total non-interest income .   $    5,488   $    5,298    $      190        3.6%
                                                ==================================================
---------------------------------------------------------------------------------------------------
Non-interest Expense                             09/30/2006   09/30/2005     $ change      % change
---------------------------------------------------------------------------------------------------
Salaries and employee benefits (5) .........   $    6,008   $    6,097    $      (89)      (1.5%)
Occupancy ..................................          747          824           (77)      (9.3%)
Equipment ..................................          619          674           (55)      (8.2%)
Data processing (6) ........................          821          566           255       45.1%
Office supplies ............................          295          319           (24)      (7.5%)
Service charges from correspondent banks (7)           68          134           (66)     (49.3%)
Amortization of core deposit intangibles ...          218          217             1        0.5%
Other (8) ..................................        1,646        1,480           166       11.2%
                                               ---------------------------------------------------
                Total non-interest expense .   $   10,422   $   10,311    $      111        1.1%
                                                ==================================================

     (1) Included in the increase in remittance processing income was $60,000 in revenue from a new online bill payment product introduced at the end of the second quarter of 2006 by the Company's remittance processing subsidiary, FirsTech. The remainder of the increase was attributable to a $130,000 increase in Internet Agent revenue, offset somewhat by decreases in lockbox revenue, mechanical processing revenue and currency exchange income.

     (2) Included in trust and brokerage fees during the third quarter of 2005 was $238,000 in farm realty commissions attributable to the sale of two properties.

     (3) Included in securities transactions, net in 2005 was a $395,000 loss recognized on one venture capital fund and a net loss $90,000 on the sale of several equity securities in the third quarter of 2005.

     (4) The decrease in gains on sales of mortgage loans reflected a $11.864 million, or 45.1%, decrease in funded mortgage loans held-for-sale, from $26.320 million in the third quarter of 2005 to $14.456 million in the third quarter of 2006. The volume of funded mortgage loans decreased mainly due to a slowdown in the residential real estate market in the third quarter of 2006 compared to the same period in 2005.

     (5) The decrease in salaries and benefits was due, in part, to improved efficiencies realized after the acquisition of Citizens.

     (6) The increase in data processing expense in 2006 included a $69,000, or 21.1%, increase in computer processing expense and a $43,000, or 37.1% increase, in internet processing expense, due, in part, to operating the Company's new Bloomington locations. Also contributing to the increase in data processing expense in 2006 was an increase of $118,000, or 155.0%, in data processing expense attributable to the Company's Wealth Management Group. This increase was due to increased trading volume, and the implementation costs associated with conversion to a new third party system.


     (7) The decrease in service charges from correspondent banks was primarily due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees as well as higher earnings credits due to the rising rate environment.

     (8) The increase in other non-interest expense in 2006 included an $82,000, or 36.4%, increase in marketing expense and $45,000 of stock option expense as a result of adopting FASB Statement No. 123(R) effective January 1, 2006.

Income tax expense decreased $492,000, or 16.7%, during the third quarter of 2006 compared to the same period in 2005. The effective tax rate decreased to 34.5% during the third quarter of 2006 from 36.4% in the third quarter of 2005.

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

The following table quantifies the Company's business segment information for the nine-months ended September 30, 2006 and 2005:


As of and for the                               Banking     Remittance
Nine Months Ended:                             Services      Services     Company    Eliminations      Total
---------------------------------------------------------------------------------------------------------------
September 30, 2006
 Total interest income ....................   $   67,113   $       20   $      315    $      (49)   $   67,399
 Total interest expense ...................       29,988           --          260           (49)       30,199
 Provision for loan losses ................        1,350           --           --            --         1,350
 Total non-interest income ................       11,548        5,678          250          (964)       16,512
 Total non-interest expense ...............       27,002        3,326        1,405          (964)       30,769
 Income before income tax .................       20,321        2,372       (1,100)           --        21,593
 Income tax expense .......................        7,180          996         (751)           --         7,425
 Net income ...............................       13,141        1,376         (349)           --        14,168
 Goodwill .................................       20,736           --           --            --        20,736
 Total assets .............................    1,544,837        5,158      155,769      (147,614)    1,558,150
 Depreciation & amortization - fixed assets        1,660          229           41            --         1,930

September 30, 2005
 Total interest income ....................   $   53,846   $       10   $    1,821    $      (39)   $   55,638
 Total interest expense ...................       18,813           --          210           (39)       18,984
 Provision for loan losses ................        1,080           --           --            --         1,080
 Total non-interest income ................       11,372        5,253         (456)         (798)       15,371
 Total non-interest expense ...............       25,988        3,194          930          (798)       29,314
 Income before income tax .................       19,337        2,069          225            --        21,631
 Income tax expense .......................        6,871          870           79            --         7,820
 Net income ...............................       12,466        1,199          146            --        13,811
 Goodwill .................................       20,736           --           --            --        20,736
 Total assets .............................    1,517,540        3,296      157,292      (144,709)    1,533,419
 Depreciation & amortization - fixed assets        1,573          288           40            --         1,901


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

In July, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt FIN 48 in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations and cash flows.

Recent Regulatory Developments

The Financial Services Regulatory Relief Act of 2006 (the "Regulatory Relief Act") was signed into law on October 13, 2006. The stated purpose of the Regulatory Relief Act is to provide regulatory relief and improve productivity for insured depository institutions. Among other things, the Regulatory Relief
Act: (i) requires the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the other federal banking regulators, to jointly promulgate regulations to implement the bank broker-dealer exceptions enacted in the Gramm-Leach-Bliley Act, and makes savings associations subject to the same broker-dealer registration requirements as banks; (ii) authorizes the Federal Reserve to pay interest on reserve balances maintained at the Federal Reserve Banks; (iii) authorizes the Federal Reserve to lower the reserve requirement for transaction accounts to 0%; (iv) enhances the authority of a national bank or state member bank to make community development investments and increases (from 10% to 15%) the maximum amount of unimpaired capital and surplus that a national bank or member bank may invest in investments designed to promote the public welfare;
(v) increases the asset threshold (from $250 million to $500 million) for well-capitalized and well-managed banks eligible for 18-month (rather than 12-month) examinations; (vi) enhances the power of the federal banking agencies to enforce conditions imposed in writing in connection with the approval of applications and written agreements; (vii) clarifies the jurisdiction of the various state regulators over banks with branches in more than one state; and
(viii) directs the Comptroller General to conduct studies on the currency transaction report filing system to determine whether and to what extent the filing rules for currency transaction reports are burdensome and whether such requirements should be modified to reduce such perceived burdens.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the Company's operations and future prospects are detailed in the "Risk Factors" section included in item 1a. of Part I of the Company's Form 10-K. Additional factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

     o    Unexpected   results  of  the   proposed   merger   with  First  Busey
          Corporation.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section above.

Item 4.  Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, management concluded our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of September 30, 2006. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar
functions,   as  appropriate  to  allow  timely  decisions   regarding  required
disclosure.

There have been no significant changes in the Company's internal controls over financial reporting, that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                     Issuer Purchases of Equity Securities
------------------------------------------------------------------------------
                                                     (c) Total     (d) Maximum
                                                      Number of      Number
                                                       Shares       of Shares
                                                    Purchased as     that May
                                                      Part of        Yet Be
                       (a) Total                     Publicly       Purchased
                       Number of    (b) Average      Announced      Under the
                         Shares    Price Paid per    Plans or        Plans or
Period                 Purchased        Share       Programs (1)   Programs (1)
------------------------------------------------------------------------------
July 1 -
July 31, 2006 ....      17,000       $   30.75        17,000         70,718

August 1 -
August 31, 2006 ..      65,855       $   30.87        65,855          4,863

September 1 -
September 30, 2006          --       $      --            --          4,863
                      -----------------------------------------------------
Total ............      82,855       $   30.85        82,855          4,863
                      =====================================================

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

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         10.1 Agreement and Plan of Merger between Main Street Trust, Inc. and First Busey Corporation dated September 20, 2006 (previously filed as Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2006 and incorporated by reference herein)

         10.2 Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (previously filed as Exhibit
               99.1 to the Company's Form 8-K filed on September 21, 2006 and incorporated by reference herein)

         10.3 Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (previously filed as Exhibit
               99.2 to the Company's Form 8-K filed on September 21, 2006 and incorporated by reference herein)


         10.4 Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (previously filed as Exhibit 99.3 to the Company's Form 8-K filed on September 21, 2006 and incorporated by reference herein)

         31.1  Certification  of  Chief  Executive   Officer  Pursuant  to  Rule
               13-a-14(a)/15d-14(a)

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



Date:  November 8, 2006



By:      /s/ David B. White
         ----------------------------------------
         David B. White, Executive Vice President
         And Chief Financial Officer







By:      /s/ Van A. Dukeman
         ----------------------------------------
         Van A. Dukeman, President
         And Chief Executive Officer