Form 10-K
period 2006-12-31
MAIN STREET TRUST INC
filed 2007-03-16
CIK 1099777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2006

                        Commission File Number: 33-90342

                             MAIN STREET TRUST, INC.
             (Exact name of registrant as specified in its charter)


           Illinois                                        37-1338484
--------------------------------                 -------------------------------
 (State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)                            Number)

             100 West University, Champaign, Illinois      61820
             -------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                                 (217) 351-6500
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of Each Class                                         on which registered
-------------------                                        ---------------------
        None                                                        None

           Securities registered pursuant to Section 12(g)of the Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                      Yes            No     X
                                                           ------        ------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                                                      Yes            No     X
                                                           ------        ------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes    X       No
                                                           ------        ------

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

Large accelerated filer     Accelerated filer   X    Non-accelerated filer
                        ---                    ---                          ---

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).

                                                      Yes            No     X
                                                           ------        ------

As of March 6, 2007, the Registrant had issued and outstanding 10,033,986 shares of the Registrant's Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported price on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $211,790,078*.

* Based on the last reported price ($30.50) of an actual transaction in Registrant's Common Stock on June 30, 2006, and reports of beneficial ownership filed by directors and executive officers of Registrant and by beneficial owners of more than 5% of the outstanding shares of Common Stock of Registrant; however, such determination of shares owned by affiliates does not constitute an admission of affiliate status or beneficial interest in shares of Registrant's Common Stock.


Documents Incorporated By Reference

None.

                             MAIN STREET TRUST, INC.

                             Form 10-K Annual Report

                                Table of Contents

                                     Part I

Item 1.   Description of Business                                              4

          A. General
          B. Business of the Company and Subsidiaries
          C. Competition
          D. Monetary Policy and Economic Conditions
          E. Supervision and Regulation
          F. Employees
          G. Internet Website

Item 1a.  Risk Factors                                                        11

Item 1b.  Unresolved Staff Comments                                           16

Item 2.   Properties                                                          16

Item 3.   Legal Proceedings                                                   16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

                                     Part II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters                                         17

Item 6.   Selected Consolidated Financial Data                                18

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       19

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk          40

Item 8.   Financial Statements and Supplementary Data                         41

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                              74

Item 9a.  Controls and Procedures                                             74

Item 9b.  Other Information                                                   76



                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance              77

Item 11.  Executive Compensation                                              79

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Shareholder Matters                      94

Item 13.  Certain Relationships and Related Transactions, and
          Director Independence                                               96

Item 14.  Principal Accountant Fees and Services                              97

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules                          98

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

On September 21, 2006, the Company announced its intent to merge with First Busey Corporation in Urbana, Illinois. The combined company will operate under the name First Busey Corporation and will list its common stock on the Nasdaq
Global Select Market and trade under the symbol BUSE. Under terms of the agreement, Main Street shareholders will receive shares of First Busey common stock, using a fixed exchange ratio of 1.55 shares of First Busey common stock for each share of Main Street common stock. As of December 31, 2006, First Busey Corporation had consolidated assets of $2.510 billion, consolidated total deposits of $2.015 billion and consolidated stockholders equity of $185.274 million. At separate special meetings of their respective shareholders on February 28, 2007, a majority of the shareholders of Main Street and First Busey voted to approve the merger. The merger is still subject to regulatory approval and other customary conditions. The transaction is expected to be completed during the second quarter of 2007. Following the merger of the two holding companies, it will be their intent to merge their Illinois-based banking subsidiaries, Busey Bank and Main Street Bank & Trust. The two banks will be merged under Busey Bank's state charter, and the bank name will remain Busey Bank.

B. Business of the Company and Subsidiaries

General

The Company conducts the business of banking and offers trust services through Main Street Bank & Trust ("the Bank"), and retail payment processing through FirsTech, Inc., its wholly owned subsidiaries. As of December 31, 2006, the Company had consolidated total assets of $1.537 billion, shareholders' equity of $150.355 million and Wealth Management assets under administration of approximately $2.345 billion. Substantially all of the income of the Company is currently derived from dividends received from the subsidiaries and income from other investments. The amount of these dividends is directly related to the earnings of the subsidiaries and is subject to various regulatory restrictions. See "Regulation and Supervision".

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

Remittance Services Segment

FirsTech, Inc. provides the following services to electric, water and gas utilities, telecommunication companies, cable television firms and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; online payments processed through a biller's web site, electronic processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; concentration of payments delivered by the Automated Clearing House network, and payments processed through networks such as Mastercard RPS. For the years ended December 31, 2006, 2005 and 2004, FirsTech accounted for $7.7 million (7%), $6.9 million (7%) and $7.3 million (10%), respectively, of the consolidated total revenues of the Company and accounted for $3.1 million (11%), $2.6 million (9%), and $2.3 million (10%), respectively, of the consolidated income before income tax of the Company. See Note 1 to the Consolidated Financial Statements for an analysis of segment operations.

Over the past three years, FirsTech's sources of processing revenue have shifted toward the processing of in-person payments through paying agents. FirsTech's retail lockbox processing for organizations provided approximately 19%, 20% and 30% of the total revenue of FirsTech in 2006, 2005 and 2004. FirsTech processes payments delivered by customers to pay agents. Many businesses and merchants such as grocery stores and convenience stores located throughout the United States serve as agents of utilities in collecting customer payments. In 2006, 2005 and 2004, the remittance collection business for these companies accounted for approximately 76%, 79% and 69%, respectively, of the total revenue of FirsTech.

In June of 2006, FirsTech began offering its new Online Bill Pay product which generated $123,000 during the remainder of the year. Management expects that this new product will generate new revenue opportunities as more consumers migrate towards more automated payment options.

FirsTech has leased office space in Clayton, Missouri due to the expansion of existing customer relationships and the development of new clients. It will also serve as a back up processing facility.

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

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. As of December 31, 2006, the Company had regulatory capital in excess of the Federal Reserve's minimum requirements.

Dividend Payments. The Company's ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As an Illinois corporation, the Company is subject to the limitations of the Illinois Business Corporation Act, as amended, which prohibit the Company from paying a dividend if, after giving effect to the dividend: (i) the Company would be insolvent; or
(ii) the net assets of the Company would be less than zero; or (iii) the net assets of the Company would be less than the maximum amount then payable to shareholders of the Company who would have preferential distribution rights if the Company were liquidated. Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation. The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

The Bank

General. The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC's Deposit Insurance Fund ("DIF"). As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System ("non-member banks"). The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which insured depository institutions are assigned to one of four risk assessment categories based upon their respective levels of capital, supervisory evaluations and other financial factors. Institutions that are well-capitalized and exhibit minimal or no supervisory weaknesses pay the lowest premium while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay the highest premium. An institution's risk-classification is determined by the FDIC.

For the past several years, FDIC insurance assessments ranged from 0% to 0.27% of total deposits. Pursuant to regulatory amendments adopted by the FDIC, effective January 1, 2007, insurance assessments will range from 0.05% to 0.43% of total deposits (unless subsequently adjusted by the FDIC). FDIC-insured institutions that were in existence as of December 31, 1996, and paid an FDIC-insurance assessment prior to that date ("eligible institutions"), as well as successors to eligible institutions, will be entitled to a credit that may be applied to offset insurance premium assessments due for assessment periods beginning on and after January 1, 2007. The amount of an eligible institution's assessment credit will be equal to the institution's pro rata share (based on its assessment base as of December 31, 1996, as compared to the aggregate assessment base of all eligible institutions as of December 31, 1996) of the aggregate amount the FDIC would have collected if it had imposed an assessment of 10.5 basis points on the combined assessment base of all institutions insured by the FDIC as of December 31, 2001. Subject to certain statutory limitations, an institution's assessment credit may be applied to offset the full amount of premiums assessed in 2007, but may not be applied to more than 90% of the premiums assessed in 2008, 2009 or 2010. The FDIC will track the amount of an institution's assessment credit and automatically apply it to the institution's premium assessment to the maximum extent permitted by federal law.

FICO Assessments. The Financing Corporation ("FICO") is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO's outstanding obligations. These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2006, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments. All Illinois banks are required to pay supervisory assessments to the DFPR to fund its operations. The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution's total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2006, the Bank paid supervisory assessments to the DFPR totaling $164,000.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is "well-capitalized" may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications.
Additionally, one of the criteria that determines a bank holding company's eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be "well-capitalized." Under the regulations of the FDIC, in order to be "well-capitalized" a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," in each case as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution's asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks;
(ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2006: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was "well-capitalized," as defined by applicable regulations.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2006. As of December 31, 2006, approximately $53.368 million was available to be paid as dividends by the Bank. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on extensions of credit to the Company and its subsidiaries, on investments in the stock or other securities of the Company and its subsidiaries and the acceptance of the stock or other securities of the Company or it subsidiaries as collateral for loans made by the Bank. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or any of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains correspondent relationships.

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

Federal Reserve System. Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $45.8 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $45.8 million, the reserve requirement is $1.119 million plus 10% of the aggregate amount of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. These reserve requirements are subject to annual adjustment by the Federal Reserve. The Bank Subsidiary is in compliance with the foregoing requirements.

F. Employees

The Company had a total of 491 employees at December 31, 2006, consisting of 399 full-time employees and 92 part-time. The Company places a high priority on staff development, which involves extensive training, including customer service training. New employees are selected on the basis of both technical skills and consumer service capabilities. None of the Company's employees are covered by a collective bargaining agreement with the Company or its subsidiaries. The Company offers a variety of employee benefits, and management considers its employee relations to be good.

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

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our business is concentrated in and dependent upon the continued growth and welfare of central Illinois.

We operate primarily in central Illinois, with branch locations in eight central Illinois communities including our headquarters located in Champaign, Illinois. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in central Illinois and our success depends upon the business activity, population, income levels, deposits and real estate activity in this area. Although our customers' business and financial interests may extend well beyond central Illinois, adverse economic conditions that affect this area could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Failure to complete the proposed merger with First Busey may have an adverse effect on the Company.

There can be no assurance that the conditions to the completion of the proposed merger with First Busey will be satisfied. Consummation of the proposed merger is subject to the receipt of required regulatory approvals and the satisfaction of other customary closing conditions. In connection with the proposed merger, the Company is subject to several risks, including the following:

     o The current price of the Company's common stock may reflect a market assumption that the proposed merger will close. If the proposed merger is not consummated, the stock price may retreat from its current trading range.

     o Certain costs relating to the proposed merger, including legal, accounting and other fees, are payable by the Company whether or not the proposed merger is completed.

     o Under circumstances set out in the agreement and plan of merger, upon termination under specified circumstances related to a competing acquisition proposal, the Company may be required to pay First Busey a termination fee of between $7.5 million and $15 million.

Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the proposed merger.

Completion of the proposed merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals. No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all such consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement. The terms and conditions of such consents, orders and approvals may require the divestiture of certain assets or operations of the combined company following the proposed merger or may impose other conditions that affect the future business and operations of the combined company.

Uncertainties associated with the proposed merger may cause a loss of employees and may otherwise affect the Company's future business and operations.

Current and prospective employees of the Company may experience uncertainty about their roles with the combined company following the proposed merger. This may adversely affect the ability of the Company to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the proposed merger. Accordingly, no assurance can be given that the combined company will be able to attract or retain key employees of the Company to the same extent that it has been able to attract or retain employees in the past.

We may experience difficulties in managing our growth and our growth strategy involves risks that may negatively impact our net income.

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

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support continued growth, both internally and through acquisitions. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

We face intense competition in all phases of our business from other banks and financial institutions.

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

Interest rates and other conditions impact our results of operations.

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

Commercial, financial and agricultural loans make up a significant portion of our loan portfolio.

Commercial, financial and agricultural loans were $312.873 million, or approximately 31.2% of our total loan portfolio as of December 31, 2006. These loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Our loan portfolio has a large concentration of commercial real estate loans, which involve risks specific to real estate value.

Commercial real estate lending is a large portion of our loan portfolio. These categories were $484.003 million, or 48.3% of our total loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans are secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

At December 31, 2006, construction loans, including land acquisition and development, totaled $123.350 million, or approximately 12.3%, of our total loan portfolio. These loans are included primarily in our commercial financial and agricultural, and commercial real estate portfolios. Construction and land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, commercial construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.

Our concentration of one-to-four family residential mortgage loans may result in lower yields and profitability.

One-to-four family residential mortgage loans comprised $127.200 million, or approximately 12.7%, of our loan and lease portfolio at December 31, 2006, and are secured primarily by properties located in the counties of Champaign, Macon, Shelby, Tazewell, McLean, Livingston, and contiguous counties. Our concentration of these loans results in lower yields and lower profitability for us. These loans are generally made on the basis of the borrower's ability to make repayments from his or her employment and the value of the property securing the loan. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio.

If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Our management establishes our allowance for loan losses and maintains it at a level considered adequate to absorb loan losses that are inherent in the portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term relating to economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.44% and as a percentage of total non-performing loans was approximately 175.8%. Although management believes that the allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

Our community banking strategy relies heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Much of our success to date has been influenced strongly by our ability to attract and to retain senior management experienced in banking and financial services and familiar with the communities in our market area. Our ability to retain executive officers, the current management teams, branch managers and loan officers will continue to be important, both prior to and after the proposed merger with First Busey, to the successful implementation of our strategy. It is also critical, as we grow, both prior to and after the propose merger with First Busey, to be able to attract and retain qualified additional management and loan officers with the appropriate level of experience and knowledge about our market area to implement our community-based operating strategy. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.

Government regulation can result in limitations on our operations.

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

We have a continuing need for technological change and we may not have the resources to effectively implement new technology.

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

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

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

We must effectively manage our credit risk.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The Company and its subsidiaries conduct business in twenty-three locations. The Company's and the Bank's headquarters are located at 100 W. University Ave. in Champaign, Illinois. The Company and/or its subsidiaries own the land and buildings for fifteen locations and lease eight locations, three of which are located in supermarkets. The Bank is in the process of constructing an additional facility in Peoria, Illinois and has contracted to lease a new facility in Normal, Illinois which would replace its current location. Additionally, FirsTech has contracted to lease office space in Clayton, Missouri.

Item 3.  Legal Proceedings

In the course of business, the Company and its subsidiaries become involved in various legal proceedings, claims and litigation arising out of the ordinary course of business. As of the date of filing this report, there were no claims or litigation which would have a material adverse effect on the consolidated financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders in the fourth quarter of 2006. At a special meeting of its shareholders held on February 28, 2007, a majority of the Company's shareholders voted to approve the merger with First Busey Corporation.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock was held by approximately 800 shareholders of record as of March 6, 2007 and is traded in the over-the-counter market.

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

                                                                  Cash
                                          High        Low       Dividends
                                        ---------------------------------
2006     First quarter ...........      $  31.50   $   29.25    $   0.23
         Second quarter ..........         31.00       30.00        0.23
         Third quarter ...........         34.45       30.00        0.23
         Fourth quarter ..........         36.00       34.15        0.23

2005     First quarter ...........      $  30.00   $   28.90    $   0.22
         Second quarter ..........         30.00       28.65        0.22
         Third quarter ...........         29.40       28.55        0.22
         Fourth quarter ..........         30.00       29.30        0.22

During the fourth quarter of 2006 the Company declared a $0.25 per share cash dividend, which was paid on January 26, 2007. The ability of the Company to pay dividends in the future will be primarily dependent upon its receipt of dividends from the Bank. Pursuant to the terms of the Agreement and Plan of Merger entered into with First Busey, the Company is able to make its regular quarterly dividend up to $0.25 per share per quarter. Additionally, the Company must coordinate its dividend payments with First Busey so that the Company's shareholders will not receive more than one dividend, or fail to receive one dividend, in any single calendar quarter. In determining cash dividends, the Board of Directors considers the earnings, capital requirements, debt and dividend servicing requirements, financial ratio guidelines it has established, the financial condition of the Company and other relevant factors. The Bank's ability to pay dividends to the Company and the Company's ability to pay dividends to its shareholders are also subject to certain regulatory restrictions. See "Business - Supervision and Regulation - The Company - Dividend Payments" and "Business - Supervision and Regulation - The Bank
Subsidiaries - Dividend Payments" for a more detailed description of these limitations.

On October 27, 2003, the Company announced that its Board of Directors had reinstated the Stock Repurchase Program (the "Program"), allowing the purchase of up to 500,000 shares of the Company's outstanding stock. During the fourth quarter of 2006, the Company purchased 24,710 shares, of which 4,863 were purchased under the Program. The remaining shares purchased were approved by the Board of Directors on November 21, 2006. The following table summarizes these transactions:


-------------------------------------------------------------------------------------------------------
                                       Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------
                                                                             (c) Total   (d) Maximum
                                                                              Number of    Number
                                                                               Shares     of Shares
                                                                            Purchased as   that May
                                                                              Part of       Yet Be
                                                (a) Total                     Publicly   Purchased
                                                Number of    (b) Average      Announced  Under the
                                                  Shares    Price Paid per    Plans or     Plans or
Period                                          Purchased       Share         Programs    Programs
---------------------------------------------------------------------------------------------------
October 1 -
October 31, 2006 ......................               --     $       --            --       4,863

November 1 -
November 30, 2006 .....................           24,710     $    34.40         4,863          --

December 1 -
December 31, 2006 .....................               --     $       --            --          --

                                               --------------------------------------------------
Total .................................           24,710     $    34.40         4,863          --
                                               ==================================================

The graphical presentation omitted herein showed, for the periods indicated, the Company's common stock total return performance compared to the NASDAQ Composite and the SNL Midwest Bank Index:

The data points used for the omitted graph were as follows:

                                                  Period Ending:
--------------------------------------------------------------------------------------------
 Index ................     12/31/01   12/31/02   12/31/03   12/31/04   12/30/05   12/31/06
--------------------------------------------------------------------------------------------
 Main Street Trust, Inc.     100.00     133.23     174.40     167.62     177.80     216.29
 NASDAQ Composite .....      100.00      68.76     103.67     113.16     115.57     127.58
 SNL Midwest Bank Index      100.00      96.47     123.48     139.34     134.26     155.19


Item 6.  Selected Consolidated Financial Data

The following table presents selected consolidated financial information for the Company for each of the five years ended December 31, 2006. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the related notes, presented elsewhere herein.


                                                                            Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                          2006          2005          2004          2003          2002
                                                                    (dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Interest income ...................................   $   90,759    $   76,992    $   54,805    $   55,686    $   63,363
Interest expense ..................................       41,212        27,479        16,852        16,723        21,717
                                                      ------------------------------------------------------------------
Net interest income ...............................       49,547        49,513        37,953        38,963        41,646
Provision for loan losses .........................        1,800         1,530         1,100         1,470         1,450
                                                      ------------------------------------------------------------------
Net interest income after provision for loan losses       47,747        47,983        36,853        37,493        40,196
Non-interest income ...............................       22,583        20,477        19,847        20,294        18,866
Non-interest expense ..............................       40,948        39,779        33,879        32,341        33,161
Income tax expense ................................       10,145        10,373         8,043         8,841         8,520
                                                      ------------------------------------------------------------------
     Net income ...................................   $   19,237    $   18,308    $   14,778    $   16,605    $   17,381
                                                      ------------------------------------------------------------------
Basic earnings per share ..........................   $     1.91    $     1.82    $     1.56    $     1.62    $     1.61
                                                      ------------------------------------------------------------------
Diluted earnings per share ........................   $     1.88    $     1.80    $     1.54    $     1.60    $     1.60
                                                      ------------------------------------------------------------------
Return on average total assets ....................         1.23%         1.24%         1.22%         1.47%         1.58%
Return on average shareholders' equity ............        13.10%        13.40%        13.08%        12.67%        12.79%
Dividend payout ratio .............................        49.21%        48.90%        54.49%        46.91%        33.54%
Cash dividends declared per common share ..........   $     0.94    $     0.89    $     0.85    $     0.76    $     0.54
                                                      ------------------------------------------------------------------
Total assets ......................................   $1,536,601    $1,625,137    $1,228,118    $1,154,174    $1,122,728
Investment in debt and equity securities ..........      402,695       444,623       358,726       370,726       316,210
Loans held for investment, net ....................      987,485     1,002,927       761,227       666,259       664,142
Deposits ..........................................    1,233,487     1,275,972       974,577       898,472       868,586
Borrowings ........................................      132,800       185,838       126,782       132,978       108,457
Total shareholders' equity ........................      150,355       143,769       113,975       111,450       134,470
Total shareholders' equity to total assets ........        9.78%         8.85%         9.28%         9.66%        11.98%
Average shareholders' equity to average assets ....        9.36%         9.26%         9.34%        11.63%        12.35%
                                                      ------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis is designed to provide the reader with a comprehensive review of the consolidated results of operations for 2006, 2005 and 2004 for the Company, including all subsidiaries, and an analysis of the Company's financial condition at December 31, 2006 compared to December 31, 2005 and at December 31, 2005 compared to December 31, 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes, which begin at page 41 of this report.

Overview

Net income increased from $18.308 million in 2005 to $19.237 million in 2006, and diluted earnings per share increased from $1.80 in 2005 to $1.88 in 2006. The net interest margin decreased during 2006 due, in part, to being somewhat liability sensitive in a rising rate environment. The Federal Reserve raised interest rates four times during the first half of 2006. Also affecting the net interest margin was a decrease of $1.160 million in income from investments in venture capital funds in 2006 compared to 2005. Due to the nature of venture capital investments, future results cannot be predicted based on past results. Loan demand declined slightly in 2006 while loan quality remained relatively strong, with non-performing loans as a percentage of gross loans at 0.82%, compared to 0.29% in both 2005 and 2004. Net income increased from $14.778 million in 2004 to $18.308 million in 2005, and diluted earnings per share increased from $1.54 in 2004 to $1.82 in 2005, due in part to the acquisition of Citizens and its Bloomington, Illinois locations on April 1, 2005. The net interest margin increased during 2005 as a result of eight rate hikes by the Federal Reserve during 2005 and an increase of $1.253 million in income from investments in venture capital funds in 2005 compared to 2004.

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements.

On September 21, 2006, the Company announced an intendment to a merger of equals with First Busey Corporation in Urbana, Illinois. The combined company will operate under the name First Busey Corporation and will list its common stock on the Nasdaq Global Select Market and trade under the symbol BUSE. Under the terms of the Agreement and Plan of Merger, Main Street shareholders will receive shares of First Busey common stock, using a fixed exchange ratio of 1.55 shares of First Busey common stock for each share of Main Street common stock. As of December 31, 2006, First Busey Corporation reported consolidated assets of $2.510 billion, consolidated total deposits of $2.015 billion and consolidated stockholders equity of $185.274 million. At separate special meetings of their respective shareholders on February 28, 2007, a majority of the shareholders of Main Street and First Busey voted to approve the merger. The merger is still subject to regulatory approval and other customary conditions. The transaction is expected to be completed during the second quarter of 2007. Following the merger of the two holding companies, it is their intent to merge their Illinois-based banking subsidiaries, Busey Bank and Main Street Bank & Trust. The two banks will be merged under Busey Bank's state charter, and the bank name will remain Busey Bank.

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

Results of Operations

The Company had earnings of $19.237 million in 2006 compared to $18.308 million in 2005 and $14.778 million in 2004. The Company had a return on average assets of 1.23%, 1.24% and 1.22% in 2006, 2005 and 2004, respectively. Basic earnings per share were $1.91, $1.82 and $1.56 in 2006, 2005 and 2004, respectively. Diluted earnings per share were $1.88, $1.80 and $1.54 in 2006, 2005 and 2004, respectively. Management believes that a strong balance sheet and earnings are critical to success.

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


                  Net Interest Income on a Tax Equivalent Basis
                                 (in thousands)
------------------------------------------------------------------------------
                                          2006           2005          2004
------------------------------------------------------------------------------
Total interest income .......           $90,759        $76,992        $54,805
Total interest expense ......            41,212         27,479         16,852
                                        -------------------------------------

   Net interest income ......            49,547         49,513         37,953
Tax equivalent adjustment:
   Tax-exempt investments ...               637            816            993
   Tax-exempt loans .........                16             15             12
                                        -------------------------------------
        Total adjustment ....               653            831          1,005
                                        -------------------------------------

Net interest income (TE) ....           $50,200        $50,344        $38,958
                                        ======================================

The following schedule, "Consolidated Average Balance Sheet and Interest Rates", provides details of average balances, interest income or interest expense, and the average rates for the Company's major asset and liability categories.


                                                             Consolidated Average Balance Sheet and Interest Rates
                                                                           (dollars in thousands)

                                        --------------------------------------------------------------------------------------------
                                                     2006                            2005                          2004
                                        --------------------------------------------------------------------------------------------
                                          Average                        Average                         Average
                                          Balance   Interest    Rate     Balance    Interest    Rate     Balance    Interest   Rate
                                        --------------------------------------------------------------------------------------------
Assets
Taxable investment securities(1) ....   $  418,395  $ 17,742    4.24%  $  326,932   $ 12,465    3.81%  $  327,064   $ 10,793   3.30%
Tax-exempt investment
   securities (1) (TE) ..............       30,001     1,820    6.07%      39,195      2,332    5.95%      46,214      2,837   6.14%
Federal funds sold and interest
   bearing deposits(2) ..............       19,426     1,327    6.83%      49,020      2,023    4.13%      37,910        600   1.58%
Loans (3),(4) (TE) ..................      974,958    70,523    7.23%     945,089     61,003    6.45%     711,986     41,580   5.84%
                                        --------------------------------------------------------------------------------------------
   Total interest earning assets
      and interest income (TE) ......   $1,442,780  $ 91,412    6.34%  $1,360,236   $ 77,823    5.72%  $1,123,174   $ 55,810   4.97%
                                        --------------------------------------------------------------------------------------------

Cash and due from banks .............   $   44,677                     $   44,210                      $   44,965
Premises and equipment ..............       22,716                         21,239                          17,184
Other assets ........................       59,511                         49,006                          23,944
                                        --------------------------------------------------------------------------------------------
   Total assets .....................   $1,569,684                     $1,474,691                      $1,209,267
                                        ============================================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits ....   $   70,281  $    468    0.67%  $   74,976   $    426    0.57%  $   93,315   $    635   0.68%
Savings .............................      474,518    14,205    2.99%     427,341      7,529    1.76%     345,624      3,432   0.99%
Time deposits .......................      476,470    18,882    3.96%     440,592     13,634    3.09%     352,596      9,905   2.81%
Federal funds purchased and repurchase
   agreements .......................      125,162     5,531    4.42%     115,679      3,097    2.68%      97,503      1,271   1.30%
FHLB advances & other
   borrowings .......................       41,511     2,126    5.12%      60,351      2,793    4.63%      29,925      1,609   5.38%
                                        --------------------------------------------------------------------------------------------
   Total interest bearing liabilities
      and interest expense ..........   $1,187,942  $ 41,212    3.47%  $1,118,939   $ 27,479    2.46%  $  918,963 $   16,852   1.83%
                                        --------------------------------------------------------------------------------------------

Non-interest bearing demand
   deposits .........................      144,853                        132,982                         100,913
Non-interest bearing savings
   deposits .........................       72,796                         71,535                          66,163
Other liabilities ...................       17,249                         14,614                          10,260
                                        --------------------------------------------------------------------------------------------

   Total liabilities ................   $1,422,840                     $1,338,070                      $1,096,299
Shareholders' equity ................      146,844                        136,621                         112,968
                                        --------------------------------------------------------------------------------------------
   Total liabilities and
      shareholders' equity ..........   $1,569,684                     $1,474,691                      $1,209,267
                                        --------------------------------------------------------------------------------------------

Interest spread (average
   rate earned minus
   average rate paid) (TE) ..........                           2.87%                           3.26%                          3.14%
                                        ============================================================================================

Net interest income (TE) ............               $   50,200                        $ 50,344                    $   38,958
                                        ============================================================================================

Net yield on interest
   earnings assets (TE) .............                           3.48%                           3.70%                          3.47%
                                        ============================================================================================


Notes to Consolidated Average Balance Sheet and Interest Rates Table:

     (1) Investments in debt securities are included at carrying value. Income from investments in venture capital funds of approximately $397,000, $1.557 million and $304,000 in 2006, 2005 and 2004, respectively, is included in interest income from taxable investment securities. Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

     (2) Federal funds sold and interest earning deposits include approximately $281,000, $275,000 and $66,000 in 2006, 2005 and 2004, respectively, of interest income from third party processing of cashier checks.

     (3) Loans are net of allowance of loan losses and include mortgage loans held for sale. Nonaccrual loans are included in the total.

     (4) Loan fees of approximately $1.578 million, $1.181 million and $1.410 million in 2006, 2005 and 2004, respectively, are included in total loan income.


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


                                                         Analysis of Volume and Rate Changes
                                                                    (in thousands)
                                       --------------------------------------------------------------------
                                                      2006                                       2005
                                       --------------------------------------------------------------------
                                        Increase                           Increase
                                       (Decrease)                         (Decrease)
                                          from                              from
                                        Previous     Due to      Due to    Previous     Due to      Due to
                                          Year       Volume       Rate       Year       Volume       Rate
                                       --------------------------------------------------------------------
Interest Income
 Taxable investment securities .....   $  5,277    $  3,766    $  1,511    $  1,672     $    (4)   $  1,676
 Tax-exempt investment securities ..       (512)       (557)         45        (505)       (420)        (85)
 Federal funds sold and interest
   bearing deposits ................       (696)     (1,605)        909       1,423         219       1,204
 Loans .............................      9,520       1,976       7,544      19,423      14,697       4,726
                                       --------------------------------------------------------------------
          Total interest income ....   $ 13,589    $  3,580    $ 10,009    $ 22,013    $ 14,492    $  7,521
                                       --------------------------------------------------------------------
Interest Expense
 Interest bearing demand
    and savings deposits ...........   $  6,718    $  1,593    $  5,125    $  3,888    $    393    $  3,495
 Time deposits .....................      5,248       1,180       4,068       3,729       2,650       1,079
 Federal funds purchased and repurchase
    agreements .....................      2,434         272       2,162       1,826         275       1,551
 Federal Home Loan Bank advances
    and other borrowings ...........       (667)       (941)        274       1,184       1,435        (251)
                                       --------------------------------------------------------------------
      Total interest expense .......   $ 13,733    $  2,104    $ 11,629    $ 10,627    $  4,753    $  5,874
                                       --------------------------------------------------------------------
Net Interest Income (TE) ...........   $   (144)   $  1,476    $ (1,620)   $ 11,386    $  9,739    $  1,647
                                       ====================================================================

Total average earning assets increased from $1.360 billion in 2005 to $1.443 billion in 2006 and generated higher interest income on a tax equivalent (TE) basis, mainly as a result of both higher rates and volume. Average loans increased $29.869 million, resulting in an increase in interest income (TE) of $9.520 million, of which $7.544 million was due to higher rates and $1.976 million due to an increase in volume. Average taxable investment securities increased $91.463 million and generated $5.277 million more interest income due to both higher volume and rates. Somewhat offsetting these increases in average balances were decreases in average federal funds sold and interest-bearing deposits and tax-exempt investment securities. Average federal funds sold and interest-bearing deposits decreased $29.594 million and generated $696,000 less interest income than in 2005, of which $1.605 million was due to a decrease in volume, offset somewhat by a $909,000 increase due to higher rates. Average tax-exempt investment securities decreased $9.194 million and generated $512,000 less interest income, mainly due to a decrease in volume.

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

The Company establishes interest rates on loans and deposits based on market rates such as the 91-day Treasury Bill rate and the national prime rate, while at the same time being mindful of interest rates offered by other financial institutions in the local communities. The level of risk and the value of collateral also are evaluated when determining loan rates. Rates were generally higher in 2006 compared to 2005, primarily due to increases in the Treasury Bill rates and the national prime rate. The average yield on federal funds sold and interest bearing-deposits increased 270 basis points, from 4.13% in 2005 to 6.83% in 2006. The average rate earned on loans increased 78 basis points from 6.45% in 2005 to 7.23% in 2006. The average yield on taxable investment securities increased 43 basis points, from 3.81% in 2005 to 4.24% in 2006. The average yield on tax-exempt investment securities increased 12 basis points, from 5.95% in 2005 to 6.07% in 2006. These higher average yields were primarily due to four interest rate hikes initiated by the Federal Reserve during 2006.

The total actual balance of loans at December 31, 2006 was slightly lower than at December 31, 2005. Residential real estate loans decreased $13.104 million from 2005 to 2006. Installment and consumer loans decreased $8.882 million from 2005 to 2006. Commercial, financial and agricultural loans decreased $6.988 million from 2005 to 2006. Somewhat offsetting these decreases was a $14.497 million increase in commercial real estate loans from 2005 to 2006.

Average rates on total interest bearing liabilities increased 101 basis points, from 2.46% in 2005 to 3.47% in 2006 and total interest expense increased $13.733 million in 2006 compared to 2005 due to an increase in both rates and volume. The overall increase in interest expense was caused by an increase in interest expense on interest bearing demand and savings deposits, time deposits, and federal funds purchased and repurchase agreements, offset somewhat by a decrease in interest expense on Federal Home Loan Bank advances and other borrowings. The average rate paid on federal funds purchased and repurchase agreements increased 174 basis points from 2.68% in 2005 to 4.42% in 2006. This resulted in an increase in interest expense of $2.434 million, of which $2.162 million was due to higher rates and $272,000 was due to an increase in volume. The average rate paid on interest bearing demand and savings deposits increased 111 basis points, from 1.58% in 2005 to 2.69% in 2006. This resulted in an increase in interest expense of $6.718 million in 2006, of which $5.125 million was attributable to increased rates and $1.593 million was due to higher volume. Interest expense on time deposits increased $5.248 million primarily due to higher rates as the average rate paid on time deposits increased 87 basis points, from 3.09% in 2005 to 3.96% in 2006. Although the average rate paid on Federal Home Loan Bank advances and other borrowings increased 49 basis points, from 4.63% in 2005 to 5.12% in 2006, interest expense decreased $667,000, of which $941,000 was due to lower volume, offset somewhat by $274,000 due to higher rates.

Average rates on total interest bearing liabilities increased 63 basis points, from 1.83% in 2004 to 2.46% in 2005 and interest expense increased $10.627 million in 2005 compared to 2004 due to increases in both rates and volume. The overall increase in interest expense was caused by an increase in interest expense on all categories of interest bearing liabilities. The average rate paid on federal funds purchased and repurchase agreements increased 138 basis points from 1.30% in 2004 to 2.68% in 2005. This resulted in an increase in interest expense of $1.826 million, of which $1.551 million was due to higher rates and $275,000 was due to an increase in volume. The average rate paid on interest bearing demand and savings deposits increased 65 basis points, from 0.93% in 2004 to 1.58% in 2005. This resulted in an increase in interest expense of $3.888 million in 2005, of which $3.495 million was attributable to increased rates and $393,000 was due to higher volume. The average rate paid on time deposits increased 28 basis points, from 2.81% in 2004 to 3.09% in 2005. This resulted in an increase of $3.729 million in interest expense, of which $2.650 million was due to an increase in volume and $1.079 million was due to higher rates. Although the average rate paid on Federal Home Loan Bank advances and other borrowings decreased 75 basis points, from 5.38% in 2004 to 4.63% in 2005, interest expense increased a total of $1.184 million, of which $1.435 million was due to higher volume, offset somewhat by $251,000 due to a decrease in rates.

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

Net charge-offs decreased to $835,000 in 2006 from $1.142 million in 2005. The Company charged off $1.317 million in loans during 2006 compared to $1.459 million in 2005. This was due to a decrease in charge-offs for installment and consumer loans of $473,000 in 2006 compared to 2005. This decrease was primarily due to a decreased emphasis on high-risk indirect lending since 2002. This decrease was offset somewhat by increases in charge-offs for commercial real estate loans, residential real estate loans and commercial, financial and agricultural loans of $250,000, $77,000 and $4,000, respectively. Recoveries of previously charged off loans increased from $317,000 in 2005 to $482,000 in 2006, with the largest increase in the area of installment and consumer loans, which increased $183,000 from 2005 to 2006. The provision for loan losses increased $270,000 from $1.530 million in 2005 to $1.800 million in 2006. Loan quality continued to be manageable as the ratio of net charge-offs to average net loans decreased to 0.09% in 2006 from 0.12% in 2005. The Company continues to emphasize credit analysis and early detection of problem loans.

Non-interest Income and Expense

The following table summarizes selected categories of non-interest income and non-interest expense for 2006, 2005 and 2004. The acquisition of Citizens on April 1, 2005, has been accounted for as a purchase and the results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. (Refer to Note 1(p) in the Notes to Consolidated financial Statements, Stock Option Plans, for additional information.) As a result, the Company recognized an additional $659,000 in stock option expense in 2006, with $484,000 being allocated to salaries and benefits expense and $175,000 attributable to non-employee options being allocated to other non-interest expense.



                         Non-Interest Income and Expense
                        for the Year Ended: December 31,

                                                --------------------------------
Non-interest Income (in thousands)                2006        2005       2004
                                                --------------------------------
Remittance processing (1) ...................   $  7,306    $  6,748    $  7,201
Trust and brokerage fees (2) ................      8,235       7,599       6,492
Service charges on deposit accounts (3) .....      2,719       2,923       2,419
Securities transactions, net (4) ............        456        (586)        133
Gain on sales of mortgage loans, net (5) ....        596         886         997
Other (6) ...................................      3,271       2,907       2,605
                                                --------------------------------
                  Total non-interest income .   $ 22,583    $ 20,477    $ 19,847
                                                ================================

Non-interest Expense (in thousands)               2006        2005       2004
                                                --------------------------------
Salaries and employee benefits (7) ..........   $ 23,572    $ 23,099    $ 18,889
Occupancy (8) ...............................      3,049       3,074       2,669
Equipment ...................................      2,513       2,592       2,512
Data processing (9) .........................      3,170       2,416       2,283
Office supplies .............................      1,248       1,245       1,247
Service charges from correspondent banks (10)        284         513         781
Amortization of core deposit intangibles (11)        870         653          --
Other .......................................      6,242       6,187       5,498
                                                --------------------------------
                 Total non-interest expense .   $ 40,948    $ 39,779    $ 33,879
                                                ================================


     (1) Remittance processing income increased $558,000, or 8.3%, in 2006 compared to 2005. This was due to a $578,000, or 10.6%, increase in electronic processing income, offset slightly by a $20,000, or 1.5%, decrease in lockbox processing income. The increase in electronic processing income included increases in Internet Agent income, online bill payment income, indirect agent income and electronic payment income. Online bill payment income, which was offered for the first time in 2006, generated $123,000 in additional income. Remittance processing income decreased $453,000, or 6.3%, in 2005 compared to 2004. This was due to an $867,000, or 40.2%, decrease in lockbox processing income, offset somewhat by a $434,000, or 8.7%, increase in electronic processing income. The decrease in lockbox processing income was mainly due to the loss of two major accounts in the fourth quarter of 2004. This decrease was offset somewhat by an increase in electronic processing income from new and existing Internet Agent customers.


     (2) Trust and brokerage fees increased $636,000, or 8.4%, in 2006 compared to 2005. This increase was mainly due to a $423,000, or 9.0%, increase in trust fees due to an increase in assets under management and a $206,000, or 35.6%, increase in estate fees due to a higher number of estates closed in 2006 compared to 2005. Assets under management increased $386 million, or 19.7%, to $2.345 billion at December 31, 2006 from $1.959 billion at December 31, 2005. Trust and brokerage fees increased $1.107 million, or 17.1%, in 2005 compared to 2004. Included in this increase were a $391,000, or 262.7%, increase in farm realty income mainly attributable to the environment surrounding elevated land values and sales activity as a result, and a $325,000, or 127.9%, increase in estate fees primarily as a result of serving as executor to one large estate. Assets under management increased
          $194.000 million, or 11.0%, to $1.959 billion at December 31, 2005 from $1.765 billion at December 31, 2004.

     (3) Service charges on deposit accounts decreased $204,000, or 7.0%, in 2006 compared to 2005. Service charges on deposit accounts increased $504,000, or 20.8%, in 2005 compared to 2004. The Company's new Bloomington locations generated $733,000 in service charges on deposit accounts in 2005.

     (4) Gain from securities transactions was $456,000 in 2006, compared to a loss of $586,000 in 2005. The gain in 2006 was due to gains realized on sales of several equity securities during the year. Loss from securities transactions was $586,000 in 2005, compared to a gain of $133,000 in 2004. The loss in 2005 was due to $601,000 in losses realized on an investment in one venture capital fund, offset slightly by net gains of $15,000 on sales of several equity securities.

     (5) Gains on sales of mortgage loans decreased $290,000, or 32.7%, in 2006 compared to 2005. This decrease was due to a decrease of approximately $12.917 million, or 19.8%, in mortgage loans funded in 2006 compared to 2005, primarily as a result of a decrease in refinancings. Gains on sales of mortgage loans decreased $111,000, or 11.1%, in 2005 compared to 2004. This decrease was due to a decrease of approximately $11.530 million, or 15.0%, in mortgage loans funded in 2005 compared to 2004, primarily as a result of a decrease in refinancings.

     (6) Other non-interest income increased $364,000, or 12.5%, in 2006 compared to 2005. Included in this increase was a $146,000, or 257.3%, increase in Freddie Mac servicing fees attributable to operating the Company's new Bloomington locations. Other non-interest income increased $302,000, or 11.6%, in 2005 compared to 2004. Included in this increase was a $178,000 increase in key man insurance income due to $120,000 of income from the Company's new Bloomington locations and $58,000 in proceeds from two policies.

     (7) Salaries and employee benefits increased $473,000, or 2.0%, in 2006 compared to 2005. Included in salaries and employee benefits was $484,000 of stock options expense as a result of adopting FASB Statement No. 123(R) effective January 1, 2006. Salaries and employee benefits increased $4.210 million, or 22.3%, in 2005 compared to 2004. Included in salaries and employee benefits in 2005 was $2.265 million attributable to the Company's new Bloomington locations and $454,000 attributable to the Company's new East Peoria banking branch.

     (8) Occupancy expense decreased $25,000, or 0.8%, in 2006 compared to 2005. Occupancy expense increased $405,000, or 15.2%, in 2005 compared to 2004. Of this increase, $400,000 was attributable to the Company's new Bloomington locations.

     (9) Data processing expense increased $754,000, or 31.2%, in 2006 compared to 2005. This increase was mainly due to a $261,000, or 84.5%, increase in the Wealth Management Group's data processing expense, a $206,000, or 14.8%, increase in the Bank's core system processing costs, a $142,000, or 28.6%, increase in internet expense and a $125,000, or 411.1%, increase in programming fees. The increase in the Wealth Management Group's data processing expense was due, in part, to conversion to a new third party system in 2006. The increase in the Bank's core system processing costs was partly due to the Company's Bloomington locations switching from in-house processing to third party processing effective with the October 2005 merger. The increase in internet expense was mainly due to increased volume attributable to Bloomington and a significant increase in the number of online bill payment customers. The increase in programming fees was due to the Company's remittance processing subsidiary, FirsTech, employing outside consultants for several projects. Data processing expense increased $133,000, or 5.8%, in 2005 compared to 2004. This increase was attributable, in part, to the Company's new Bloomington locations.


     (10) Service charges from correspondent banks decreased $229,000, or 44.6%, in 2006 compared to 2005. This decrease was mainly due to a change in the Company's cash letter processing vendor in November 2005 which resulted in a decrease in fees, as well as higher earnings credits due to the rising rate environment during the first half of 2006. Service charges from correspondent banks decreased $268,000, or 34.3%, in 2005 compared to 2004. This was largely due to the loss of two lockbox accounts in the fourth quarter of 2004 as described in footnote 1 above, which resulted in a significant decrease in cleared checks during 2005 compared to 2004.

     (11) Amortization of core deposit intangibles increased $217,000, or 33.2%, in 2006 compared to 2005. This was due to twelve months of amortization being booked in 2006 compared to nine months in 2005. The amortization of core deposit intangibles is attributable to the acquisition of Citizens.

Income Tax Expense

Income tax expense decreased $228,000, or 2.2%, from $10.373 million in 2005 to $10.145 million in 2006. This decrease was partly due to a $205,000 tax credit resulting from a low-income housing project investment in 2006. In 2005, income tax expense increased $2.330 million, or 29.0%, from $8.043 million in 2004. This was mainly due to an increase in taxable income. The Company's effective tax rate was 34.5%, 36.2% and 35.2% for the years ended December 31, 2006, 2005 and 2004, respectively.

The tax effects of temporary differences, which gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005, are shown in note 11 in the Notes to Consolidated Financial Statements.

Financial Condition

Total assets decreased $88.536 million, or 5.4%, to $1.537 billion at December 31, 2006 compared to $1.625 billion at December 31, 2005. There were decreases in every asset category except accrued interest receivable and other assets.

Cash and due from banks decreased $3.399 million, or 6.5%, to $48.608 million at December 31, 2006 compared to $52.007 million at December 31, 2005.

Federal funds sold and interest bearing deposits decreased $29.282 million, or 69.6%, to $12.777 million at December 31, 2006 compared to $42.059 million at December 31, 2005. Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities decreased $41.928 million, or 9.4%, to $402.695 million at December 31, 2006 compared to $444.623 million at December 31, 2005. Included in the change were decreases of $24.512 million, or 7.1%, in investments in securities available-for-sale and $10.767 million, or 43.1%, in non-marketable equity securities, and $6.649 million, or 8.7% in securities held-to-maturity. In response to the FHLB's decision to allow redemption of excess capital stock owned by member banks, the Company sold $10.794 million of FHLB stock, which was classified as non-marketable equity securities. The Company will evaluate the feasibility of any redemption the FHLB may offer in the future. Investments fluctuate with loan demand, deposit volume, and investment opportunities.

Loans, net of allowance for loan losses, decreased $15.442 million, or 1.5%, to $987.485 million at December 31, 2006 compared to $1.003 billion at December 31, 2005. Included in the change were decreases of $13.104 million, or 9.3%, in residential real estate loans; $8.882 million, or 10.2%, in installment and consumer loans; and $6.988 million, or 2.2%, in commercial, financial and agricultural loans offset somewhat by an increase of $14.497 million, or 3.1%, in commercial real estate loans. Management attributes the decrease in loans to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Additionally, the Company has seen a slowdown in the residential real estate market during 2006 compared to 2005.

Mortgage loans held for sale decreased $545,000, or 32.8%, to $1.116 million at December 31, 2006 compared to $1.661 million at December 31, 2005.

Premises and equipment decreased $600,000, or 2.6%, to $22.447 million at December 31, 2006 compared to $23.047 million at December 31, 2005. The decrease included depreciation and amortization expense on fixed assets of $2.563 million offset somewhat by purchases of $1.997 million.

Core deposit intangibles decreased $871,000, or 19.1%, to $3.698 million at December 31, 2006 compared to $4.569 million at December 31, 2005 due to amortization related to the acquisition of Citizens in 2005.

Total liabilities decreased $95.122 million, or 6.4%, to $1.386 billion at December 31, 2006 compared to $1.481 billion at December 31, 2005. There were decreases in all categories of liabilities, except accrued interest payable.

Total deposits decreased $42.485 million, or 3.3%, to $1.233 billion at December 31, 2006 from $1.276 billion at December 31, 2005. Interest bearing deposits decreased $26.987 million, or 2.6%, to $1.008 billion at December 31, 2006 from $1.035 billion at December 31, 2005. The $26.987 million decrease in interest bearing deposits included a $32.882 million decrease in savings and interest bearing demand deposits and an $18.656 million decrease in money market savings deposits, offset somewhat by a $24.551 million increase in time deposit accounts. Non-interest bearing deposits decreased $15.498 million, or 6.4%, to $225.325 million at December 31, 2006 from $240.823 million at December 31, 2005. The decrease of $15.498 million in non-interest bearing deposits included a $16.574 million decrease in the balance of one account between December 31, 2005 and December 31, 2006.

Federal funds purchased and repurchase agreements decreased $10.129 million, or 8.6%, to $108.323 million at December 31, 2006 from $118.452 million at December 31, 2005. This change was due to decreases of $8.054 million in repurchase agreements and $2.075 million in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $42.909 million, or 63.7%, to $24.477 million at December 31, 2006 compared to $67.386 million at December 31, 2005 primarily due to $36.386 million of matured FHLB advances, a $5.000 million decrease in one term loan and a decrease of $1.500 million on a line of credit from a correspondent bank.

Investment Securities

The carrying value of investments in debt and equity securities was as follows:


                         Carrying Value of Securities(1)
                                 (in thousands)

                                     ------------------------------------
December 31,                            2006         2005         2004
                                     ------------------------------------
Securities available-for-sale:
   Federal agencies ..............   $  299,275   $  312,484   $  218,994
   Mortgage-backed securities ....        8,947       13,657       27,713
   State and municipal ...........        9,658       13,834       16,715
   Marketable equity securities ..          695        3,112        6,158
                                     ------------------------------------
         Total ...................   $  318,575   $  343,087   $  269,580
                                     ====================================

Securities held-to-maturity:
   Federal agencies ..............   $   27,340   $   38,650    $  40,931
   Mortgage-backed securities ....       28,974       17,091       14,992
   State and municipal ...........       13,579       20,801       25,241
                                     ------------------------------------
         Total ...................   $   69,893   $   76,542    $  81,164
                                     ====================================
Non-marketable equity securities:
   Federal Home Loan Bank Stock(2)   $   10,656   $   21,450    $   4,279
   Other equity investments(3) ...        3,571        3,544        3,703
                                     ------------------------------------
         Total ...................   $   14,227   $   24,994    $   7,982
                                     ====================================
         Total securities ........   $  402,695   $  444,623    $ 358,726
                                     ====================================

     (1) Investment securities available-for-sale are carried at fair value. Investment securities held-to-maturity are carried at amortized cost. Non-marketable equity securities are carried at fair value.
     (2) Federal Home Loan Bank Stock is carried at cost, which approximates fair value.
     (3) Other equity investments are valued at fair value based upon their financial statements.

The unrealized loss on securities available-for-sale, net of tax effect, decreased $442,000 to a loss of $1.155 million at December 31, 2006 from a loss of $1.597 million at December 31, 2005.

The following table shows the maturities and weighted-average yields of investment securities at December 31, 2006:

                                                      Maturities and Weighted Average Yields of Debt Securities
                                                                     (dollars in thousands)
                                      ------------------------------------------------------------------------------------------
                                                                        December 31, 2006
                                      ------------------------------------------------------------------------------------------
                                            1 year             1 to 5             5 to 10           Over
                                            or less             years              years          10 years           Total
                                        Amount   Rate      Amount   Rate      Amount  Rate     Amount  Rate     Amount     Rate
                                      ------------------------------------------------------------------------------------------
Securities available-for-sale:
   Federal agencies ...............   $167,179   3.40%   $117,143   4.56%   $ 14,953  5.62%  $    --     --    $299,275   3.96%
   Mortgage-backed securities(1) ..      1,842   3.89%      3,130   5.68%      3,860  5.14%      115   7.74%      8,947   5.10%
   State and municipal (TE)(2) ....      3,416   6.47%      5,582   6.98%        660  7.62%       --     --       9,658   6.84%
   Marketable equity securities(3)          --     --          --     --          --    --        --     --         695     --
                                      ------------------------------------------------------------------------------------------
         Total ....................   $172,437           $125,855         $   19,473         $   115           $318,575
                                      ==========================================================================================
Average Yield (TE)(2) .............              3.47%              4.69%             5.59%            7.74%              4.08%
                                      ==========================================================================================

Securities held-to-maturity:
   Federal agencies ...............   $  6,168   3.08%   $ 20,322   3.18%   $    850  4.15%  $    --     --    $ 27,340   3.19%
   Mortgage-backed securities(1) ..      1,746   2.97%     25,729   5.31%      1,441  5.24%       58   6.47%     28,974   5.17%
   State and municipal (TE)(2) ....      7,847   5.92%      4,417   6.71%        565  7.37%      750   7.74%     13,579   6.34%
                                      ------------------------------------------------------------------------------------------

         Total ....................   $ 15,761           $ 50,468           $  2,856         $   808           $ 69,893
                                      ==========================================================================================

Average Yield (TE)(2) .............              4.48%              4.57%             5.34%            7.64%              4.62%
                                      ==========================================================================================

Non-marketable equity securities(3)
   FHLB stock .....................         --     --          --     --          --    --        --     --    $ 10,656     --
   Other equity investments .......         --     --          --     --          --    --        --     --       3,571     --
                                      ------------------------------------------------------------------------------------------
         Total ....................   $     --     --    $     --     --    $     --    --   $    --     --    $ 14,227     --
                                      ==========================================================================================


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


                                                            Amount of Loans Outstanding
                                                              (dollars in thousands)
                                         --------------------------------------------------------------
                                             2006        2005         2004         2003         2002
                                         --------------------------------------------------------------
Commercial, financial and agricultural   $  312,873   $  319,861   $  314,657   $  249,795   $  234,045
Real Estate - Commercial .............      484,003      469,506      309,830      298,075      265,970
Real Estate - Residential ............      127,200      140,304       62,464       50,922       77,857
Installment and consumer .............       77,846       86,728       83,926       77,253       95,529
                                         --------------------------------------------------------------
    Total loans ......................   $1,001,922   $1,016,399   $  770,877   $  676,045   $  673,401
                                         ==============================================================

                                                         Percentage of Loans Outstanding
                                         --------------------------------------------------------------
                                             2006        2005         2004         2003         2002
                                         --------------------------------------------------------------
Commercial, financial and agricultural       31.23%       31.47%       40.82%       36.95%       34.75%
Real Estate - Commercial .............       48.31%       46.19%       40.19%       44.09%       39.50%
Real Estate - Residential ............       12.69%       13.81%        8.10%        7.53%       11.56%
Installment and consumer .............        7.77%        8.53%       10.89%       11.43%       14.19%
                                         --------------------------------------------------------------
    Total ............................      100.00%      100.00%      100.00%      100.00%      100.00%
                                         ==============================================================

The Company's loan portfolio totaled approximately $1.002 billion at December 31, 2006, representing 65.2% of total assets at that date. Total loans decreased $14.477 million, or 1.4%, from December 31, 2005 to December 31, 2006 with decreases in commercial, financial and agricultural loans, residential real estate loans, and installment and consumer loans of $6.988 million, $13.104 million and $8.882 million, respectively, offset somewhat by an increase in commercial real estate loans of $14.497 million.

The Company's loan portfolio totaled approximately $1.016 billion at December 31, 2005, representing 62.5% of total assets at that date. Total loans increased $245.522 million, or 31.8%, from December 31, 2004 to December 31, 2005 with increases in commercial, financial and agricultural loans, commercial real estate loans, residential real estate loans, and installment and consumer loans of $5.204 million, $159.676 million, $77.840 million and $2.802 million, respectively.

The balance of loans outstanding as of December 31, 2006 by maturities is shown in the following table:


                                                    Maturity of Loans Outstanding
                                                        (dollars in thousands)
                                         ----------------------------------------------------
                                                           December 31, 2006
                                         ----------------------------------------------------
                                            1 year         1-5         Over 5
                                           or less        years         years        Total
                                         ----------------------------------------------------
Commercial, financial and agricultural   $  188,720    $   86,657    $   37,496    $  312,873
Real Estate - Commercial .............      118,971       245,836       119,196    $  484,003
Real Estate - Residential ............       10,206        30,483        86,511    $  127,200
Installment and consumer .............       17,844        25,918        34,084    $   77,846
                                         -----------------------------------------------------
     Total ...........................   $  335,741    $  388,894    $  277,287    $1,001,922
                                         ====================================================

Percentage of total loans outstanding         33.51%        38.81%        27.68%       100.00%
                                         ====================================================

As of December 31, 2006, commercial, financial and agricultural loans with maturities of greater than one year were comprised of $51.994 million in fixed-rate loans and $72.159 million in floating-rate loans. Commercial real estate loans with maturities greater than one year at December 31, 2006 were comprised of $178.829 million in fixed-rate loans and $186.203 million in floating-rate loans. Residential real estate loans with maturities greater than one year at December 31, 2006 included $54.838 million in fixed-rate loans and $62.156 million in floating-rate loans.

Allowance for Loan Losses and Loan Quality

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.


                                                                                      Allowance for Loan Losses
                                                                                           (in thousands)
                                                                     ------------------------------------------------------------
                                                                        2006         2005        2004          2003         2002
                                                                     ------------------------------------------------------------
Allowance for loan losses at
   beginning of year .............................................   $ 13,472     $  9,650     $  9,786     $  9,259     $  9,259
Allocation for loan losses attributable to acquisition of Citizens         --        3,434           --           --           --
                                                                     ------------------------------------------------------------

Charge-offs during period:
  Commercial, financial and agricultural ........................   $    (556)    $   (552)    $   (288)    $   (148)    $    (55)
  Real Estate - Commercial ......................................        (250)          --           --           --          (48)
  Real Estate - Residential .....................................        (141)         (64)         (48)         (42)        (125)
  Installment and consumer ......................................        (370)        (843)      (1,356)      (1,450)      (1,699)
                                                                     ------------------------------------------------------------
          Total ..................................................   $ (1,317)    $ (1,459)    $ (1,692)    $ (1,640)    $ (1,927)
                                                                     ------------------------------------------------------------
Recoveries of loans previously charged off:
   Commercial, financial and agricultural ........................   $      5     $     34     $    214     $    452     $    245
Real Estate - Commercial .........................................       --              5         --              2         --
Real Estate - Residential ........................................         16         --             15           46           31
   Installment and consumer ......................................        461          278          227          199          201
                                                                     ------------------------------------------------------------
          Total ..................................................   $    482     $    317     $    456     $    699     $    477
                                                                     ------------------------------------------------------------
               Net charge-offs ...................................   $   (835)    $ (1,142)    $ (1,236)    $   (941)    $ (1,450)
Provision for loan losses ........................................      1,800        1,530        1,100        1,470        1,450
                                                                     ------------------------------------------------------------
Allowance for loan losses at end of year .........................   $ 14,437     $ 13,472     $  9,650     $  9,788     $  9,259
                                                                     ============================================================

Ratio of net charge-offs to
   average net loans .............................................       0.09%        0.12%        0.17%        0.15%        0.22%
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

The Company's risk of loan loss is dependent on many factors: economic conditions, the extent and values of underlying collateral, significant concentrations of loans within the portfolio, the ability and willingness of borrowers to perform according to loan terms and collecting and loan-monitoring activities. The risk of loss from commercial, financial and agricultural loans is significantly impacted by economic factors and how these factors affect the particular industries involved. The risk of loss from commercial real estate loans is impacted by the value of real estate, which can fluctuate significantly in a short period of time. Additionally, commercial real estate lending typically involves higher loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.

An analysis of the allowance for loan loss adequacy is performed on a quarterly basis by the Company's credit administration department. This analysis is reported to executive management and discussed at a quarterly meeting where specific allocations for problem credits, charge-offs and monthly provisions for loan losses are reviewed and revised, as necessary. The results are reported to the board of directors. The analysis includes assessment of the allowance for loan loss adequacy based on historic loan losses and current quality grades of specific credits reviewed, credit concentrations and current delinquent loans and nonperforming loans. The level of charge-offs of installment and consumer loans reported between 2002 and 2004 were reflective of the significant growth of the indirect loan portfolio in 1999 and 2000. The level of charge-offs of installment and consumer loans decreased in 2005 compared to 2004 as a result of a reduction in Owners Option indirect vehicle program charge-offs from $415,000 in 2004 to $5,000 in 2005. The level of charge-offs of installment and consumer loans decreased in 2006 compared to 2005 as a result of a change in loan mix out of indirect lending and improved underwriting.

The following table shows the allocation of the allowance for loan losses to each loan category.


                                              Allocation of the Allowance for Loan Losses
                                                            (in thousands)
                                            -----------------------------------------------
                                              2006      2005      2004      2003      2002
                                            -----------------------------------------------
Allocated:
  Commercial, financial and agricultural    $ 5,245   $ 4,433   $ 2,945   $ 2,540   $ 2,438
  Real Estate - Commercial ................   6,772     5,991     3,981     3,433     3,294
  Real Estate - Residential ...............     424       424       198       153       345
  Installment and consumer .............      1,218     1,447     1,605     2,428     1,763
                                            -----------------------------------------------
          Total allocated allowance .....   $13,659   $12,295   $ 8,729   $ 8,554   $ 7,840
Unallocated allowances ..................       778     1,177       921     1,232     1,419
                                            -----------------------------------------------
          Total .........................   $14,437   $13,472   $ 9,650   $ 9,786   $ 9,259
                                            ===============================================

The allocated portion of the allowance for loan losses increased $1.364 million from $12.295 million at December 31, 2005 to $13.659 million at December 31, 2006. Of this increase, the allowance for commercial, financial and agricultural loans increased $812,000 from $4.433 million at December 31, 2005 to $5.245 million at December 31, 2006. The allowance for loan losses for commercial real estate loans increased $781,000 from $5.991 million at December 31, 2005 to $6.772 million at December 31, 2006. Somewhat offsetting these increases was a decrease in the allowance for installment and consumer loans of $229,000 from $1.447 million at December 31, 2005 to $1.218 million at December 31, 2006. The allowance for residential real estate loans remained the same at $424,000 at December 31, 2006 and 2005. The portion of the allowance for loan losses that was unallocated decreased by $399,000 to $778,000 at December 31, 2006 from $1.177 million a year earlier. The unallocated amount is determined based on management's judgment, which considers, in addition to the other factors previously discussed, the risk of error in the specific allocation.

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

                                           Nonperforming Loans
                                              (in thousands)
                                 ------------------------------------------
                                   2006    2005     2004     2003     2002
                                 ------------------------------------------
Nonaccrual loans(1) ..........   $7,469   $2,234   $1,689   $  399   $1,392
                                 ==========================================

Loans past due 90 days or more   $  744   $  766   $  547   $  621   $  829
                                 ==========================================

Restructured loans(2) ........   $  231   $  324   $  497   $   18   $   20
                                 ==========================================


     (1)  Includes $2.471 million, $975,000, $509,000, $269,000, and $628,000 at
          December 31, 2006, 2005, 2004, 2003 and 2002, respectively, of loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairments of a Loan" (SFAS 114).

     (2) Loans reported as restructured are performing in accordance with their new terms, are not 90 days past due or more, and are not on nonaccrual status. Therefore, the Company excludes these loan balances in the calculations of its nonperforming loan ratios and percentages.


                                         Other Nonperforming Assets
                                               (in thousands)
                                 ------------------------------------------
                                   2006    2005     2004     2003     2002
                                 ------------------------------------------
Other real estate owned ..       $   171 $  188   $  --    $   --    $   58
                                 ==========================================

Nonperforming other assets       $     6 $   36   $  33    $   55    $   94
                                 ==========================================

There were no other interest earning assets that would be required to be disclosed as being nonperforming if such other assets were loans.

At December 31, 2006, the Company had $21.877 million in potential problem loans, excluding nonperforming loans. Potential problem loans are those loans identified by management as being worthy of special attention, and although currently performing, may have some underlying weaknesses. None of these potential problem loans were considered impaired as defined in SFAS 114. The $21.877 million of potential problem loans have either had timely payments or are adequately secured and loss of principal or interest is determined to be unlikely.

Loans over 90 days past due, which are not well secured and in the process of collection, are placed on nonaccrual status. There were $7.469 million of nonaccrual loans at December 31, 2006 compared to $2.234 million at December 31, 2005. Included in nonaccrual loans at December 31, 2006 was $4.134 million attributable to three commercial real estate loans to a real estate developer. As of December 31, 2006, a specific valuation allowance of $1.0 million had been assigned to these loans. Loans past due 90 days or more but still accruing interest increased by $80,000 in 2006 to a balance of $744,000 at December 31, 2006, from $664,000 at December 31, 2005. These loans are well secured and in the process of collection.

The following table categorizes nonaccrual loans as of December 31, 2006 based on levels of performance and also details the allocation of interest collected during the period in 2006 in which the loans were on nonaccrual. Substantial performance, yet contractually past due, includes borrowers making sizable periodic payments relative to the required periodic payments due. A borrower that is not making substantial payments but is making periodic payments would be included in the limited performance category.


                                            Nonaccrual and Related Interest Payments
                                                         (in thousands)
                                 ------------------------------------------------------------
                                              Cash Interest Payments Applied As:
                                 ------------------------------------------------------------
                                   At December 31, 2006                Recovery of  Reduction
                                   Book      Contractual    Interest  Prior Partial      of
                                  Balance      Balance       Income   Charge-offs   Principal
                                 ------------------------------------------------------------
Not contractually past due .     $    418     $    418     $      7     $    --     $    --
Contractually past due with:
   Substantial performance .        2,127        2,128           --          --         127
   Limited performance .....        1,553        1,560            7          --           8
   No performance ..........        3,371        3,517           --          --          --
                                 ----------------------------------------------------------
Total ......................     $  7,469     $  7,623     $     14     $    --     $   135
                                 ==========================================================

The difference between the book balance and the contractual balance represents charge-offs made since the loans were funded.

Management believes that the allowance for loan losses at December 31, 2006 was adequate to absorb credit losses in the total loan portfolio and that the policies and procedures in place to identify potential problem loans are being effectively implemented. However, there can be no assurance that the allowance for loan losses will be adequate to cover all losses.

Premises and Equipment

Premises and equipment decreased $600,000, or 2.6%, from $23.047 million at December 31, 2005 to $22.447 million at December 31, 2006. The decrease consisted primarily of depreciation and amortization expense of $2.563 million offset somewhat by purchases of $1.997 million.

Other Assets

Other assets increased $2.329 million, or 9.3%, to $27.376 million at December 31, 2006 compared to $25.047 million at December 31, 2005.

Deposits

The following table shows the average balance and weighted average rate of deposits at December 31 for the years indicated:


                                   Average Balance and Weighted Average Rate of Deposits
                                                  (dollars in thousands)
                         --------------------------------------------------------------------------
                                   2006                      2005                     2004
                         --------------------------------------------------------------------------
                                       Weighted                  Weighted                 Weighted
                          Average       Average       Average     Average       Average    Average
                          Balance         Rate        Balance       Rate         Balane      Rate
                         --------------------------------------------------------------------------
Demand
  Non-interest bearing   $   144,853        --      $   132,982       --      $   100,913       --
  Interest bearing ...        70,281      0.67%          74,976     0.57%          93,315     0.68%
Savings
  Non-interest bearing        72,796        --           71,535       --           66,163       --
  Interest bearing ...       474,518      2.99%         427,341     1.76%         345,624     0.99%
Time
  $100,000 and more ..       131,660      4.22%         126,344     3.17%         111,317     2.64%
  Under $100,000 .....       344,810      3.87%         314,248     3.06 %        241,279     2.89%
                         --------------------------------------------------------------------------
         Totals          $ 1,238,918                $ 1,147,426               $  958,611
                         ==========================================================================

In analyzing deposit activity, it should be noted that average total deposits increased $91.492 million, or 8.0%, during 2006. Included in this increase were increases in average non-interest bearing demand deposits of $11.871 million, or 8.9%, average non-interest bearing savings deposits of $1.261 million, or 1.8%, average interest bearing savings deposits of $47.177 million, or 11.0%, average time deposits of $100,000 and more of $5.316 million, or 4.2%, and average time deposits under $100,000 of $30.562 million, or 9.7%. Slightly offsetting these increases in average deposits was a decrease in average interest bearing demand deposits of $4.695 million, or 6.3%.

The table below sets forth the maturity of time deposits greater than $100,000 at December 31, 2006:


                                               Maturity of Time Deposits of $100,000 or More
                                                               (in thousands)
                                          ---------------------------------------------------------
                                                                                       Total Time
                                          State of Illinois                            Deposits of
Maturity at December 31, 2006:              Time Deposits       CDs          IRAs  $100,000 or More
                                          ---------------------------------------------------------
3 months or less ....................         $  1,050       $ 41,276     $  1,206      $ 43,532
3 to 6 months .......................               --         25,648          444        26,092
6 to 12 months ......................               --         32,330        2,895        35,225
Over 12 months ......................            2,750         32,324        5,957        41,031
                                              --------------------------------------------------
        Total .......................         $  3,800       $131,578     $ 10,502      $145,880
                                              ==================================================

Federal Funds Purchased and Repurchase Agreements

This category includes federal funds purchased, which are generally overnight transactions, and securities sold under repurchase agreements, which mature from one day to one year from the date of sale. The table in note 8 in the Notes to Consolidated Financial Statements shows the balances of federal funds purchased and repurchase agreements at December 31, 2006 and 2005, the average balance for the years ended December 31, 2006, 2005 and 2004, and the maximum month-end value during each year.

Fair Values of Financial Instruments

The estimated fair values of financial instruments for which no listed market exists and the fair values of investment securities, which are based on listed market quotes at December 31, 2006 and 2005, are disclosed in note 17 in the Notes to Consolidated Financial Statements.

Capital

Total shareholders' equity increased $6.586 million, from $143.769 million at December 31, 2005 to $150.355 million at December 31, 2006. Net income of $19.237 million, and increases of $659,000 in stock option expense, $442,000 in accumulated other comprehensive income and $241,000 in deferred tax benefit on stock option exercises were offset somewhat by cash dividends declared of $9.470 million and a decrease of $4.523 million as a result of net treasury stock transactions.

Financial institutions are required by regulatory agencies to maintain minimum levels of capital based on asset size and risk characteristics. Currently, the Company and the Bank are required by their primary regulators to maintain adequate capital based on two measurements: the total assets leverage ratio and the risk-weighted assets ratio.

Based on Federal Reserve guidelines, a bank holding company generally is required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. The Company's total assets leverage ratio at December 31, 2006 and 2005 was 8.4% and 7.8%, respectively. The leverage ratio for the Bank is disclosed in note 19 in the Notes to the Consolidated Financial Statements and is well above the regulatory minimum.

The minimum risk-weighted assets ratio for bank holding companies is 8%. The Company's total risk-weighted assets ratio at December 31, 2006 and 2005 was 12.5% and 11.7%, respectively - significantly higher than the regulatory minimum. The Bank's total risk-weighted assets ratio is disclosed in note 19 in the Notes to the Consolidated Financial Statements and is significantly higher than the regulatory minimum.

Inflation and Changing Prices

Changes in interest rates and a bank's ability to react to interest rate fluctuations have a much greater impact on a bank's balance sheet and net income than inflation. A review of net interest income, liquidity and rate sensitivity should assist in the understanding of how well the Company is positioned to react to changes in interest rates.

Liquidity and Cash Flows

The Company requires cash to fund loan demand and deposit withdrawals. Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs. In general, funds provided by customer deposits, federal funds purchased and repurchase agreements, and maturities, calls and paydowns of investment securities are used to fund loans and purchase investment securities. Available funds are used to fund demand for loans that meet the Company's credit quality guidelines, with the remaining funds used to purchase investment securities and/or federal funds sold. The Company monitors the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.

The Company was able to adequately fund loan demand and meet liquidity needs in 2006. A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company's cash and cash equivalents decreased $32.681 million from December 31, 2005 to December 31, 2006. The decrease in 2006 resulted from cash used in financing activities, offset somewhat by cash provided by operating and investing activities. There were differences in sources and uses of cash during 2006 compared to 2005. Cash used in financing activities during 2006 was $109.103 million compared to cash provided of $76.175 million during the same period in 2005, primarily due to a decrease in deposits during 2006 of $42.485 million compared to an increase of $69.306 million in 2005, a decrease in federal funds purchased and repurchase agreements of $10.129 million during 2006 compared to an increase of $21.552 million during 2005, advances from Federal Home Loan Bank advances and other borrowings of $1.000 million during 2006 compared to $39.000 million during 2005 and payments on Federal Home Loan Bank advances and other borrowings of $43.909 million in 2006 compared to $39.095 million in 2005. Less cash was used in 2006 for treasury stock transactions compared to 2005.

Cash was provided by investing activities during 2006 compared to cash used during the same period in 2005, primarily due to differences in investments in debt and equity securities. Cash provided by activities related to investments in debt and equity securities during 2006 was $43.018 million compared to cash used of $47.272 million during the same period in 2005. In 2006, proceeds of $134.231 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities, and return of principal on non-marketable equity securities and proceeds from redemption of non-marketable equity securities were somewhat offset by cash used to purchase debt and equity securities of $91.213 million. In 2005, cash used to purchase debt and equity securities of $335.505 million was somewhat offset by proceeds of $288.233 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities, and return of principal on non-marketable equity securities. There was also a difference in loan volume during 2006 compared to 2005. Cash of $12.918 million was provided in 2006 by a decrease in loans compared to cash used of $15.264 million in 2005 due to an increase in loans. The decrease in loans in 2006 was attributable to the Company's unwillingness to meet some of the underwriting and pricing available in the market. Less cash was provided by operating activities in 2006 compared to 2005.

The Company's future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits. Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers. If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company's $15.000 million line of credit from a third party lender, FHLB borrowings and brokered CDs. To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks. With sound capital levels, the Company continues to have several options for longer-term cash needs that may arise.

Management is not aware of any current recommendations by the Company's primary regulators which if implemented would have a material effect on the Company's liquidity, capital resources or operations.

The following table summarizes significant obligations and other commitments at December 31, 2006 (in thousands):

                                          FHLB and Other  Operating
Years Ended December 31,   Time Deposits   borrowings(1)    Leases      Total
                           ----------------------------------------------------
2007                       $  330,652      $    2,454    $     374   $  333,480
2008                           77,298          22,023          341       99,662
2009                           73,887              --          316       74,203
2010                           14,685              --          304       14,989
2011                            2,475              --          288        2,763
Thereafter                         10              --          147          157
                           ----------------------------------------------------
Total                      $  499,007      $   24,477    $   1,770   $  525,254
                           ====================================================
Commitments to extend credit:
  Commitments                                                        $  333,416
  Standby letters of credit                                              28,464

     (1) Fixed rate callable FHLB advances are included in the period of their modified duration rather than in the period in which they are due. FHLB and other borrowings include fixed rate callable advances of $16 million, redeemable at the option of the holder on a quarterly basis until their maturity dates in 2008.

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

The following table shows the Company's interest rate sensitivity position at various intervals at December 31, 2006:

                                                          Rate Sensitivity of Earning Assets and Interest Bearing Liabilities
                                                                                       (in thousands)
                                                     -----------------------------------------------------------------------------
                                                        1 - 30        31 - 90     91 - 180     181 - 365       Over
                                                         Days          Days         Days         Days         1 year       Total
                                                     -----------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold and interest bearing deposits   $   12,777    $     --      $     --     $     --     $     --     $   12,777
  Debt and equity securities(1) ..................       14,453        38,734        46,140      126,373      176,995      402,695
  Loans(2) .......................................      292,213        46,924        41,597       95,771      526,533    1,003,038
                                                     -----------------------------------------------------------------------------
          Total interest earning assets ..........   $  319,443    $   85,658    $   87,737   $  222,144   $  703,528   $1,418,510
                                                     -----------------------------------------------------------------------------
Interest bearing liabilities:
  Savings and interest bearing demand deposits ...   $   43,512    $    1,594    $    2,391   $    4,781   $  181,705   $  233,983
  Money market savings deposits ..................      275,172          --            --           --           --        275,172
  Time deposits ..................................       52,075        71,442        69,133      181,388      124,969      499,007
  Federal funds purchased and repurchase
    agreements ...................................      103,159         2,009           104        3,051         --        108,323
  FHLB Advances and other borrowings .............        3,431        16,046          --           --          5,000       24,477
                                                     -----------------------------------------------------------------------------
          Total interest bearing liabilities .....   $  477,349    $   91,091    $   71,628   $  189,220   $  311,674   $1,140,962
                                                     =============================================================================
Net asset (liability) funding gap ................   $ (157,906)   $   (5,433)   $   16,109   $   32,924   $  391,854   $  277,548
                                                     -----------------------------------------------------------------------------
Repricing gap ....................................         0.67          0.94          1.22         1.17         2.26         1.24
Cumulative repricing gap .........................         0.67          0.71          0.77         0.86         1.24         1.24
                                                     =============================================================================

     (1)Debt and equity securities include securities available-for-sale.
     (2)Loans include mortgage loans held-for-sale.

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


                                                     1-30 Days    31-90 Days    91-180 Days   181-365 Days   Over 1 Year
                                                     -------------------------------------------------------------------
Savings and interest bearing
   demand deposits ..............................      0.45%         0.85%         1.25%          2.45%        95.00%

At December 31, 2006, the Company tended to be somewhat liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits, federal funds purchased and repurchase agreements. As such, the effect of a decrease in the prime rate of 100 basis points would increase net interest income by approximately $1.579 million in 30 days and $1.633 million in 90 days assuming no management intervention. A rise in interest rates would have the opposite effect for the same periods. The Company's Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets ("RSA") to rate-sensitive liabilities "(RSL") for the 12-month period shall fall within the range of 0.75-1.25. As of December 31, 2006, the Company's RSA/RSL was 0.86, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis. Additionally, at December 31, 2006, the Company had a $15 million unsecured line of credit with a correspondent bank, all of which was available at that date. The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section for additional information).

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

The following table shows projected results at December 31, 2006 and December 31, 2005 of the impact on net interest income from an immediate change in interest rates. The results are shown as a percentage change in net interest income over the next twelve months.

                                             +200     +100      -100      -200
                                             -----------------------------------
December 31, 2006 .......................     4.7%     2.4%    (2.5%)    (5.2%)
December 31, 2005 .......................     8.9%     4.7%    (4.7%)    (9.4%)

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

Emerging Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."(FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 were applied to the Company for the year ended December 31, 2006 and adoption had no impact on the financial statements.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

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

In addition to the risk factors described above, there are other factors that may impact any public company, including ours, which could have a material adverse affect on the operations and future prospects of the Company and its subsidiaries. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

See the "Interest Rate Sensitivity" section contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data















                                                   MAIN STREET TRUST, INC.
                                                      AND SUBSIDIARIES

                                               Consolidated Financial Statements

                                               December 31, 2006, 2005 and 2004

70



                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES




                                TABLE OF CONTENTS





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ..                    43



CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets ..............................                    44

Consolidated Statements of Income ........................                    45

Consolidated Statements of Changes in Shareholders' Equity                    46

Consolidated Statements of Cash Flows ....................                 47-48

Notes to Consolidated Financial Statements ...............                 49-73

             Report of Independent Registered Public Accounting Firm



The Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited the accompanying consolidated balance sheets of Main Street Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Main Street Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Accounting Oversight Board (United States), the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting and an unqualified opinion on the effectiveness of Main Street Trust, Inc. and subsidiaries' internal control over financial reporting.

As described in Note 1 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), effective January 1, 2006.


/s/ McGladrey & Pullen, LLP
---------------------------


Champaign, Illinois
March 14, 2007


                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2006 and 2005
                        (in thousands, except share data)

                                                                       2006           2005
                                                                   --------------------------
Assets
Cash and due from banks ........................................   $    48,608    $    52,007
Federal funds sold and interest bearing deposits ...............        12,777         42,059
                                                                   --------------------------
          Cash and cash equivalents ............................        61,385         94,066
                                                                   --------------------------
Investments in debt and equity securities:
  Available-for-sale, at fair value ............................       318,575        343,087
  Held-to-maturity, at cost (fair value of $69,037 and $75,665
    at December 31, 2006 and 2005, respectively) ...............        69,893         76,542
  Non-marketable equity securities .............................        14,227         24,994
                                                                   --------------------------
          Total investments in debt and equity securities ......       402,695        444,623
                                                                   --------------------------
Loans, net of allowance for loan losses of $14,437 and $13,472
  at December 31, 2006 and 2005, respectively ..................       987,485      1,002,927
Mortgage loans held for sale ...................................         1,116          1,661
Premises and equipment .........................................        22,447         23,047
Goodwill .......................................................        20,736         20,736
Core deposit intangibles .......................................         3,698          4,569
Accrued interest receivable ....................................         9,663          8,461
Other assets ...................................................        27,376         25,047
                                                                   --------------------------
          Total assets .........................................   $ 1,536,601    $ 1,625,137
                                                                   ==========================

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Non-interest bearing .......................................   $   225,325    $   240,823
    Interest bearing ...........................................     1,008,162      1,035,149
                                                                   --------------------------
          Total deposits .......................................     1,233,487      1,275,972

  Federal funds purchased and repurchase agreements ............       108,323        118,452
  Federal Home Loan Bank advances and other borrowings .........        24,477         67,386
  Accrued interest payable .....................................         5,187          4,657
  Other liabilities ............................................        14,772         14,901
                                                                   --------------------------
          Total liabilities ....................................     1,386,246      1,481,368
                                                                   --------------------------

Commitments and Contingencies (Notes 17 and 18)

Shareholders' equity:
  Preferred stock, no par value;  2,000,000 shares authorized ..            --             --
  Common stock, $0.01 par value; 15,000,000 shares authorized;
    11,219,319 shares issued ...................................           112            112
  Paid in capital ..............................................        56,089         55,189
  Retained earnings ............................................       129,539        120,238
  Accumulated other comprehensive loss .........................        (1,155)        (1,597)
                                                                   --------------------------
                                                                       184,585        173,942
  Less:  treasury stock, at cost, 1,196,950 and 1,072,644 shares
    at December 31, 2006 and  2005, respectively ...............       (34,230)       (30,173)
                                                                   --------------------------
          Total shareholders' equity ...........................       150,355        143,769
                                                                   --------------------------
          Total liabilities and shareholders' equity ...........   $ 1,536,601    $ 1,625,137
                                                                   ==========================

See accompanying notes to consolidated financial statements.

                                       44

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years Ended December 31, 2006, 2005 and 2004 (in thousands, except share and per share data)

                                                                         2006           2005            2004
                                                                   -------------------------------------------
Interest income:
  Loans and fees on loans ......................................   $     70,507   $     60,988    $     41,568
  Investments in debt and equity securities
    Taxable ....................................................         17,742         12,465          10,793
    Tax-exempt .................................................          1,183          1,516           1,844
  Federal funds sold and interest bearing deposits .............          1,327          2,023             600
                                                                   -------------------------------------------
          Total interest income ................................         90,759         76,992          54,805

Interest expense:
  Deposits .....................................................         33,555         21,589          13,972
  Federal funds purchased and repurchase agreements ............          5,531          3,097           1,271
  Federal Home Loan Bank advances and other borrowings .........          2,126          2,793           1,609
                                                                   -------------------------------------------
          Total interest expense ...............................         41,212         27,479          16,852
                                                                   -------------------------------------------

          Net interest income ..................................         49,547         49,513          37,953
Provision for loan losses ......................................          1,800          1,530           1,100
                                                                   -------------------------------------------
          Net interest income after provision for loan losses ..         47,747         47,983          36,853

Non-interest income:
  Remittance processing ........................................          7,306          6,748           7,201
  Trust and brokerage fees .....................................          8,235          7,599           6,492
  Service charges on deposit accounts ..........................          2,719          2,923           2,419
  Securities transactions, net .................................            456           (586)            133
  Gain on sales of mortgage loans, net .........................            596            886             997
  Other ........................................................          3,271          2,907           2,605
                                                                   -------------------------------------------
          Total non-interest income ............................         22,583         20,477          19,847

Non-interest expense:
  Salaries and employee benefits ...............................         23,572         23,099          18,889
  Occupancy ....................................................          3,049          3,074           2,669
  Equipment ....................................................          2,513          2,592           2,512
  Data processing ..............................................          3,170          2,416           2,283
  Office supplies ..............................................          1,248          1,245           1,247
  Service charges from correspondent banks .....................            284            513             781
  Amortization of core deposit intangibles .....................            870            653              --
  Other ........................................................          6,242          6,187           5,498
                                                                   -------------------------------------------
          Total non-interest expense ...........................         40,948         39,779          33,879

          Income before income taxes ...........................         29,382         28,681          22,821
Income taxes ...................................................         10,145         10,373           8,043
                                                                   -------------------------------------------
          Net income ...........................................   $     19,237   $     18,308    $     14,778
                                                                   ===========================================

Per share data:
  Basic earnings per share .....................................   $       1.91   $       1.82    $       1.56
  Weighted average shares of common stock outstanding ..........     10,094,433     10,060,032       9,481,034

  Diluted earnings per share ...................................   $       1.88   $       1.80    $       1.54
  Weighted average shares of common stock and dilutive potential
    common shares outstanding ..................................     10,222,543     10,157,409       9,594,148

Dividends declared per share ...................................   $       0.94   $       0.89    $       0.85

See accompanying notes to consolidated financial statements.


                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity

                         Years Ended December 31, 2006,
                          2005 and 2004 (in thousands,
                        except share and per share data)

                                                                                        Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                              Common Stock        Paid-in     Retained      Income       Treasury Stock
                                           Shares      Amount     Capital     Earnings      (Loss)      Shares      Amount    Total
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2003 ............  11,219,319  $   112   $    55,271  $  101,521   $   1,941   1,718,950  $ (47,395) $111,450
Comprehensive Income:
  Net income ..........................          --       --            --      14,778          --          --         --    14,778
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of ($1,386) .................          --       --            --          --      (2,079)         --         --    (2,079)
  Reclassification adjustment,
    net of tax of ($53) ...............          --       --            --          --         (80)         --         --       (80)
                                                                                                                            --------
          Comprehensive income ........                                                                                       12,619
                                                                                                                            --------
Stock appreciation rights .............          --       --           (82)         --          --          --         --       (82)
Cash dividends declared ($0.85
  per share) ..........................          --       --            --      (8,056)         --          --         --    (8,056)
Treasury stock transactions, net ......          --       --            --        (172)         --      51,379     (1,784)   (1,956)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2004 ............  11,219,319      112        55,189     108,071        (218)  1,770,329    (49,179)  113,975
Comprehensive Income:
  Net income ..........................          --       --            --      18,308          --          --         --    18,308
  Net change in unrealized
    gain (loss) on securities
    available-for-sale, net of
    taxes of ($1,154) .................          --       --            --          --      (1,731)         --         --    (1,731)
  Reclassification adjustment,
    net of tax of $234 ................          --       --            --          --         352          --         --       352
                                                                                                                            --------
          Comprehensive income ........                                                                                       16,929
                                                                                                                            --------
Cash dividends declared ($0.89
  per share) ..........................          --       --            --      (8,926)         --          --         --    (8,926)
Acquisition of Citizens First
Financial Corp. .......................          --       --            --       2,888          --    (896,899)    24,916    27,804
Treasury stock transactions, net ......          --       --            --        (103)         --     199,214     (5,910)   (6,013)
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 2005 ............  11,219,319      112        55,189     120,238      (1,597)  1,072,644    (30,173)  143,769
  Comprehensive Income:
    Net income ........................          --       --            --      19,237          --          --         --    19,237
    Net change in unrealized
      gain (loss) on securities
      available-for-sale, net of
      taxes of $478 ...................          --       --            --          --         715          --         --       715
    Reclassification adjustment,
      net of tax of ($183) ............          --       --            --          --        (273)         --         --      (273)
                                                                                                                            --------
          Comprehensive income ........                                                                                      19,679
                                                                                                                            --------
Paid-in capital- stock options ........          --       --           659          --          --          --         --       659
Deferred tax benefit on stock option
  exercises ...........................          --       --           241          --          --          --         --       241
Cash dividends declared ($0.94
  per share) ..........................          --       --            --      (9,470)         --          --         --    (9,470)
Treasury stock transactions, net ......          --       --            --        (466)         --     124,306     (4,057)   (4,523)
                                         -------------------------------------------------------------------------------------------

Balance, December 31, 2006 ............  11,219,319  $   112   $    56,089  $  129,539   $  (1,155)  1,196,950  $ (34,230) $150,355
                                         ===========================================================================================

See accompanying notes to consolidated financial statements.

                                       46

                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                                                    2006         2005         2004
                                                                                 -----------------------------------
Cash flows from operating activities:
  Net income .................................................................   $  19,237    $  18,308    $  14,778
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization - fixed assets ...............................       2,563        2,533        2,544
  Amortization of bond premiums and accretion of discounts, net ..............         500        1,082        2,386
  Amortization of core deposit intangibles ...................................         870          653           --
  Provision for loan losses ..................................................       1,800        1,530        1,100
  Deferred income taxes ......................................................      (2,191)         (13)         208
  Securities transactions, net ...............................................        (456)         586         (133)
  Federal Home Loan Bank stock dividend ......................................          --         (797)        (250)
  Undistributed earnings from non-marketable equity securities ...............        (397)      (1,555)        (304)
  Gain on sales of mortgage loans, net .......................................        (596)        (886)        (997)
  Loss (gain) on disposal of premises and equipment ..........................          13            8         (236)
  Proceeds from sales of mortgage loans originated for sale ..................      52,417       65,334       76,864
  Mortgage loans originated for sale .........................................     (51,276)     (64,822)     (76,240)
  Stock based compensation plan expense ......................................         659           --           --
  Other, net .................................................................      (1,412)       2,527          463
                                                                                 -----------------------------------
          Net cash provided by operating activities ..........................      21,731       24,488       20,183
                                                                                 -----------------------------------

Cash flows from investing activities:
  Net decrease (increase) in loans ...........................................      12,918      (15,264)     (96,108)
  Proceeds from maturities and calls of investments in debt securities:
    Held-to-maturity .........................................................      20,917        9,549       20,793
    Available-for-sale .......................................................      84,805      194,110      192,975
  Proceeds from sales of investments in debt and equity securities:
    Available-for-sale .......................................................       6,078       56,245        3,223
  Purchases of investments in debt and equity securities:
    Held-to-maturity .........................................................     (19,882)     (17,377)     (49,029)
    Available-for-sale .......................................................     (69,906)    (317,443)    (219,215)
    Non-marketable equity securities .........................................      (1,425)        (685)        (425)
  Principal paydowns from mortgage-backed securities:
    Held-to-maturity .........................................................       5,322       11,752       42,967
    Available-for-sale .......................................................       4,520       14,777       14,660
  Return of principal on non-marketable equity securities ....................       1,795        1,800          522
  Proceeds from redemption of non-marketable equity securities ...............      10,794           --          231
  Purchases of premises and equipment ........................................      (1,997)      (2,516)      (2,396)
  Proceeds from disposal of premises and equipment ...........................          21            8          623
  Proceeds from sales of other real estate ...................................         731           --           40
  Acquisition of Citizens First Financial Corporation, net of cash and
    cash equivalents .........................................................          --       (6,385)          --
                                                                                 -----------------------------------
          Net cash provided by (used in) investing activities ................      54,691      (71,429)     (91,139)
                                                                                 -----------------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits ........................................     (42,485)      69,306       76,105
  Net (decrease) increase in federal funds purchased and repurchase agreements     (10,129)      21,552       (6,098)
  Advances from Federal Home Loan Bank advances and other borrowings .........       1,000       39,000           --
  Payments on Federal Home Loan Bank advances and other borrowings ...........     (43,909)     (39,095)         (98)
  Cash dividends paid ........................................................      (9,298)      (8,671)      (7,972)
  Excess tax benefit- stock based compensation plan ..........................         241           --           --
  Treasury stock transactions, net ...........................................      (4,523)      (6,013)      (1,956)
                                                                                 -----------------------------------
          Net cash (used in) provided by financing activities ................    (109,103)      76,079       59,981
                                                                                 -----------------------------------
          Net (decrease) increase in cash and cash equivalents ...............     (32,681)      29,138      (10,975)
Cash and cash equivalents at beginning of year ...............................      94,066       64,928       75,903
                                                                                 -----------------------------------
Cash and cash equivalents at end of period ...................................   $  61,385    $  94,066    $  64,928
                                                                                 ===================================

See accompanying notes to consolidated financial statements.

                                       47


                             MAIN STREET TRUST, INC.
                                AND SUBSIDIARIES

                Supplemental Disclosure of Cash Flow Information
                  Years Ended December 31, 2006, 2005 and 2004
                                 (in thousands)

                                                              2006         2005        2004
                                                           -----------------------------------
Cash paid during the year for:
  Interest .............................................   $  40,682    $  25,616   $  15,920
  Income Taxes .........................................      11,504        8,931       6,780
  Real estate acquired through or in lieu of foreclosure         704          148          40
Dividends declared not paid ............................       2,506        2,334       2,079



Acquisition of Citizens First Financial Corporation:
  Stock issued .........................................                $  27,804
  Cash paid ............................................                   28,416
  Capitalized expenses .................................                      621
                                                                        ---------
          Total cost of acquisition ....................                $  56,841
                                                                        =========


Assets acquired:
  Cash and due from banks ..............................                $   6,022
  Federal funds sold and interest bearing deposits .....                   16,630
                                                                        ---------
          Cash and cash equivalents ....................                   22,652

Investments in debt and equity securities:
  Available-for-sale, at fair value ....................                   23,865
  Non-marketable equity securities .....................                   16,374
Loans, net of allowance for loan losses ................                  228,114
Mortgage loans held for sale ...........................                      282
Premises and equipment .................................                    5,993
Accrued interest receivable ............................                    1,571
Goodwill ...............................................                   20,736
Core deposit intangibles ...............................                    5,222
Other assets ...........................................                    6,174
Liabilities assumed:
Deposits ...............................................                 (232,089)
Federal Home Loan Bank advances and other borrowings ...                  (37,599)
Accrued interest payable ...............................                     (193)
Other liabilities ......................................                   (4,261)
                                                                        ---------
Net assets acquired ....................................                $  56,841
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

               Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes. Effective January 1, 2005, certain administrative, audit, compliance, accounting, finance, property management, human resources, courier, information systems and other support services previously included in the budget of the Company was moved to the Banking Services Segment. During this process, approximately 77 full time equivalent employees were moved from the Company to Main Street Bank & Trust. The net expenses of these functions were allocated to the Company and FirsTech by charging a monthly management fee.

               The following is a summary of selected data for the various business segments as of and for the year ending December 31 (in thousands):

                                                                  Banking     Remittance
                                                                 Services      Services       Company     Eliminations       Total
                                                                 -------------------------------------------------------------------
               2006
                 Total interest income                           $  90,139     $       29     $   657        $    (66)     $  90,759
                 Total interest expense                             40,970             --         308             (66)        41,212
                 Provision for loan losses                           1,800             --          --              --          1,800
                 Total non-interest income                          15,754          7,693         427          (1,291)        22,583
                 Total non-interest expense                         35,988          4,605       1,646          (1,291)        40,948
                 Income before income tax                           27,135          3,117        (870)             --         29,382
                 Income tax expense                                  9,593          1,309        (757)             --         10,145
                 Net income                                         17,542          1,808        (113)             --         19,237
                 Goodwill                                           20,736             --          --              --         20,736
                 Total assets                                    1,524,734          4,506     154,880        (147,519)     1,536,601
                 Depreciation and amortization - fixed assets        2,190            318          55              --          2,563

               2005
                 Total interest income                           $  75,087     $       14     $ 1,935        $    (44)     $  76,992
                 Total interest expense                             27,180             --         343             (44)        27,479
                 Provision for loan losses                           1,530             --          --              --          1,530
                 Total non-interest income                          15,238          6,899        (592)         (1,068)        20,477
                 Total non-interest expense                         35,199          4,281       1,367          (1,068)        39,779
                 Income before income tax                           26,416          2,632        (367)             --         28,681
                 Income tax expense                                  9,428          1,107        (162)             --         10,373
                 Net income                                         16,988          1,525        (205)             --         18,308
                 Goodwill                                           20,736             --          --              --         20,736
                 Total assets                                    1,610,026          3,365     153,974        (142,228)     1,625,137
                 Depreciation and amortization - fixed assets        2,126            354          53              --          2,533

               2004
                 Total interest income                           $  54,383     $       23     $   497        $    (98)     $  54,805
                 Total interest expense                             16,876             --          74             (98)        16,852
                 Provision for loan losses                           1,100             --          --              --          1,100
                 Total non-interest income                          12,779          7,283       4,697          (4,912)        19,847
                 Total non-interest expense                         27,120          5,012       6,659          (4,912)        33,879
                 Income before income tax                           22,066          2,294      (1,539)             --         22,821
                 Income tax expense                                  7,709            963        (629)             --          8,043
                 Net income                                         14,357          1,331        (910)             --         14,778
                 Total assets                                    1,209,207          3,936     121,348        (106,373)     1,228,118
                 Depreciation and amortization - fixed assets        1,535            623         386              --          2,544


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

               Non-marketable equity securities include other investments which are carried at fair value as well as the Bank's required investment in the capital stock of the Federal Home Loan Bank. No ready market exists for FHLB stock, and it has no quoted market value. For disclosure purpose, such stock is assumed to have a market value which is equal to cost. Dividends received on such stock are included with interest income in the consolidated statements of operations.

               On April 18, 2006, the Federal Home Loan Bank of Chicago ("FHLBC") announced plans to redeem excess (or "voluntary") capital stock held by its members. The FHLBC received regulatory approval to redeem approximately $795 million of stock held by members in excess of the minimum required as a condition for membership. During the second quarter of 2006, the Company redeemed approximately $7.397 million of excess stock (the Company's pro rata share). On November 8, 2006, the Federal Housing Finance Board authorized the FHLBC's redemption of an additional $375 million of members' excess (or "voluntary") capital stock. The Company's pro-rata share of approximately $3.397 million was redeemed during the fourth quarter. No gain or loss was recognized on the redemption.

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

          (k)  Other Real Estate

               Other real estate, included in other assets in the accompanying consolidated balance sheets, is initially recorded at fair value, if it will be held and used, or at its fair value less costs to sell if it will be disposed of. If, subsequent to foreclosure, the fair value is less than the carrying amount, the carrying value is reduced through a charge to income. Expenses incurred in maintaining the properties are charged to operations. The Company had $171,000 of other real estate at December 31, 2006 and $188,000 of other real estate at December 31, 2005.

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

               Earnings per share has been computed as follows:


                                                                               2006            2005            2004
                                                                            -------------------------------------------

               Net Income                                                   $19,237,000     $18,308,000     $14,778,000
               Shares:
                 Weighted average common shares outstanding                  10,094,433      10,060,032       9,481,034
                 Dilutive effect of outstanding options, as determined
                   by the application of the treasury stock method              128,110          97,377         113,114
                                                                            -------------------------------------------
                 Weighted average common shares outstanding,
                   as adjusted                                              $10,222,543      10,157,409       9,594,148
                                                                            ============================================
               Basic earnings per share                                          $ 1.91          $ 1.82          $ 1.56
                                                                            ============================================
               Diluted earnings per share                                        $ 1.88          $ 1.80          $ 1.54
                                                                            ============================================

          (n)  Cash and Cash Equivalents

               For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits. Generally, federal funds are sold for one-day periods. Cash flows from loans, deposits, and federal funds purchased and repurchase agreements are reported net.

          (o)  Emerging Accounting Standards

               In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes."(FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements. The Company will adopt FIN 48 in the first quarter of 2007.

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

               In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 to require quantification of financial statement misstatements under both the "rollover approach" and the "iron curtain approach". The "rollover approach" quantifies a misstatement based on the amount of the error originating in the current year income statement, but ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. The "iron curtain approach" quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. The provisions of SAB No. 108 were applied to the Company for the year ended December 31, 2006 and adoption had no impact on the financial statements.

          (p)  Stock Option Plans

               The Company has one share-based compensation plan. Prior to January 1, 2006, the Company accounted for that plan under the recognition  and  measurement  provisions  of APB Opinion No. 25,
               Accounting for Stock Issued to Employees, and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based compensation cost was recognized in the Statements of Income for the periods ended prior to January 1, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

               As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 were $659,000 and $396,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $1.94 and $1.92, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.91 and $1.88, respectively.

               Prior to adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $241,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash flow if the Company had not adopted Statement 123(R).

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


                                                                      2005           2004
                                                                  ------------------------
               Net income, as reported ........................   $   18,308    $   14,778
               Deduct total stock-based compensation expense
                 determined under the fair value method for all
                 awards, net of related tax effects ...........         (365)         (366)
                                                                  ------------------------
               Pro forma ......................................   $   17,943    $   14,412
                                                                  ========================
               Basic earnings per share:
                 As reported ..................................   $     1.82    $     1.56
                 Pro forma ....................................         1.78          1.52
               Diluted earnings per share:
                 As reported ..................................   $     1.80    $     1.54
                 Pro forma ....................................         1.77          1.50

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


                                                             2006              2005            2004
                                                        ----------------------------------------------
               Number of options granted ...               150,500            137,500         140,500
               Risk-free interest rate .....            4.59% - 4.65%      3.83% - 4.08%        3.94%
               Expected life, in years .....             6.50 - 8.00        7.00 - 8.00         8.00
               Expected volatility .........                14.28%        15.05% - 15.42%      15.95%
               Expected dividend yield .....                 3.06%         2.97% - 3.06%        2.75%

               Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercises and terminations (turnover percentage) within the valuation method. The expected term of options granted is derived from the output of the options valuation model which uses historical data and represents the period of time that options granted are expected to be outstanding. Expected turnover percentage and expected term are estimated separately for directors and officers. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strips as of the grant date.

          (q)  Acquired Goodwill and Intangible Assets

               Goodwill of $20.736 million resulted from the acquisition of Citizens First Financial Corp. in 2005. Goodwill was tested for impairment annually on October 31. No impairment was found.

               Intangible assets consist of core deposit intangibles from business acquisitions. This amount is amortized into other expense on a straight-line basis over a six year period. On a periodic basis, the Company reviews the intangible assets for events or circumstances that may indicate a change in recoverability of the underlying basis.


                                                                              As of December 31, 2006
                                                                             ------------------------
                                                                              Gross
                                                                             Carrying     Accumulated
                                                                              Amount     Amortization
                                                                             ------------------------
                Amortized intangible assets
                Core deposit intangibles .............................       $ 5,222       $ 1,523

                Unamortized intangible assets
                Goodwill .............................................       $20,736       $    --

                Aggregate Future Amortization Expense:
                  For the year ended 12/31/07 ........................           871
                  For the year ended 12/31/08 ........................           870
                  For the year ended 12/31/09 ........................           870
                  For the year ended 12/31/10 ........................           870
                  For the year ended 12/31/11 ........................           218



     2.   Mergers and Acquisitions

On April 1, 2005, the Company acquired all of the outstanding stock of Citizens First Financial Corp. ("Citizens"), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois. The transaction has been accounted for as a purchase. Assets and liabilities related to the acquisition of Citizens are reported as of the April 2005 acquisition date. Results of operations of Citizens since the acquisition date have been included in the Company's consolidated financial statements. The Company merged Citizens Savings Bank into the Bank as of the close of business on October 7, 2005. The Citizens acquisition purchase price of approximately $56.841 million was allocated based upon the fair value of the assets acquired and liabilities assumed. The Citizens excess purchase price has been allocated to goodwill and identifiable intangible assets in accordance with current accounting literature. $5.222 million was allocated to core deposit intangibles at acquisition and is being amortized over a period of six years.

Proforma unaudited operating results for the year ended December 31, 2005 and 2004, giving effect to the Citizens acquisition as if it had occurred as of the beginning of each period are as follows:


                            2005         2004
                        -----------------------
                         (in thousands, except
                           per share data)
Interest Income .....   $  81,160   $  72,854
Interest Expense ....      29,074      23,952
Net Income ..........      18,297      17,393
Basic EPS ...........        1.82        1.68
Diluted EPS .........        1.80        1.66

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

On September 21, 2006, the Company announced its intent to merge with First Busey Corporation in Urbana, Illinois. The combined company will operate under the name First Busey Corporation and will list its common stock on the Nasdaq
Global Select Market and trade under the symbol BUSE. Under terms of the agreement, Main Street shareholders will receive shares of First Busey common stock, using a fixed exchange ratio of 1.55 shares of First Busey common stock for each share of Main Street common stock. At separate special meetings of their respective shareholders on February 28, 2007, a majority of the shareholders of Main Street and First Busey voted to approve the merger. The merger is subject to regulatory approval and other customary conditions. The transaction is expected to be completed during the first half of 2007. The combined company, First Busey Corporation, will have total assets of approximately $4.2 billion. Following the merger of the two holding companies, it will be their intent to merge their Illinois-based banking subsidiaries, Busey Bank and Main Street Bank & Trust. The two banks will be merged under Busey Bank's state charter, and the bank name will remain Busey Bank. The merged bank will have total assets of approximately $3.6 billion and total deposits exceeding $2.7 billion. Wealth management assets under care for the combined organization will be approximately $4.5 billion.


     3.   Cash and Due from Banks

The compensating balances held at correspondent banks were $34.695 million and $35.711 million at December 31, 2006 and 2005, respectively. The Bank maintains such compensating balances with correspondent banks to offset charges for services rendered by those banks. In addition, the Bank was required by the Federal Reserve Bank to maintain reserves in the form of cash on hand or balances at the Federal Reserve Bank. The balance of reserves held was $14.063 million and $12.014 million at December 31, 2006 and 2005, respectively.


     4.   Investments in Debt and Equity Securities

The amortized cost and fair values of investments in debt and equity securities (in thousands) were as follows:


                                                                                     Available-for-Sale
                                                                       -------------------------------------------------
                                                                                       Gross        Gross
                                                                        Amortized     unrealized    unrealized     Fair
                                                                          Cost          gains        losses      value
                                                                       -------------------------------------------------
December 31, 2006
  U.S. Treasury and other
    government agencies ............................................   $  301,507   $        5   $    2,237   $  299,275
  Mortgage-backed securities .......................................        9,116           36          205        8,947
  Obligations of state and political subdivisions ..................        9,462          235           39        9,658
  Other ............................................................          415          309           29          695
                                                                       -------------------------------------------------
                                                                       $  320,500   $      585   $    2,510   $  318,575
                                                                       =================================================


December 31, 2005
  U.S. Treasury and other
    government agencies ............................................   $  315,930   $       15   $    3,461   $  312,484
  Mortgage-backed securities .......................................       13,729           79          151       13,657
  Obligations of state and political subdivisions ..................       13,539          363           68       13,834
  Other ............................................................        2,551          619           58        3,112
                                                                       -------------------------------------------------
                                                                       $  345,749   $    1,076   $    3,738   $  343,087
                                                                       =================================================


                                                                                        Held-to-Maturity
                                                                       -------------------------------------------------
                                                                                       Gross        Gross
                                                                        Amortized     unrealized    unrealized     Fair
                                                                          Cost          gains        losses      value
                                                                       -------------------------------------------------
December 31, 2006
  U.S. Treasury and other
    government agencies ............................................   $   27,340   $       --   $      588   $   26,752
  Mortgage-backed securities .......................................       28,974            5          410       28,569
  Obligations of state and political subdivisions ..................       13,579          172           35       13,716
                                                                       -------------------------------------------------
                                                                       $   69,893   $      177   $    1,033   $   69,037
                                                                       =================================================
December 31, 2005
  U.S. Treasury and other
    government agencies ............................................   $   38,650   $       --   $      919   $   37,731
  Mortgage-backed securities .......................................       17,091           55          162       16,984
  Obligations of state and political subdivisions ..................       20,801          230           81       20,950
                                                                       -------------------------------------------------
                                                                       $   76,542   $      285   $    1,162   $   75,665
                                                                       =================================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006 are summarized as follows:

                                         Continuous unrealized    Continuous unrealized
                                       losses existing for less  losses existing greater
                                             than 12 months           than 12 months              Total
                                       --------------------------------------------------------------------------
                                       Fair Value   Unrealized   Fair Value  Unrealized    Fair Value  Unrealized
                                                      Losses                   Losses                    Losses
                                       --------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ............   $ 42,002     $    150     $253,782     $  2,087     $295,784     $  2,237
  Mortgage-backed securities .......      1,141            9        5,541          196        6,682          205
  Obligations of state and
    political subdivisions .........         --           --        1,590           39        1,590           39
                                       -------------------------------------------------------------------------
          Subtotal, debt securities    $ 43,143     $    159     $260,913     $  2,322     $304,056     $  2,481
  Other ............................        166           29           --           --          166           29
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 43,309     $    188      $260,913    $  2,322     $304,222     $  2,510
                                       =========================================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ............   $     --     $     --     $ 26,655     $    588     $ 26,655     $    588
  Mortgage-backed securities .......     12,995          123       14,578          287       27,573          410
  Obligations of state and
    political subdivisions .........      1,025            1        2,986           34        4,011           35
                                       -------------------------------------------------------------------------
          Total temporarily impaired
          securities ...............   $ 14,020     $    124     $ 44,219     $    909     $ 58,239     $  1,033
                                       =========================================================================

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005, are summarized as follows:

                                         Continuous unrealized    Continuous unrealized
                                       losses existing for less  losses existing greater
                                             than 12 months           than 12 months              Total
                                       --------------------------------------------------------------------------
                                       Fair Value   Unrealized   Fair Value  Unrealized    Fair Value  Unrealized
                                                      Losses                   Losses                    Losses
                                       --------------------------------------------------------------------------
Available-for-Sale:
  U.S. Treasury and other
    government agencies ............   $149,575     $    420     $139,128     $  3,041     $288,703     $  3,461
  Mortgage-backed securities .......      2,511           22        6,654          129        9,165          151
  Obligations of state and
    political subdivisions .........         --           --        3,188           68        3,188           68
                                       -------------------------------------------------------------------------

          Subtotal, debt securities    $152,086     $    442     $148,970     $  3,238     $301,056     $  3,680
  Other ............................        847           58           --           --          847           58
                                       -------------------------------------------------------------------------

          Total temporarily impaired
          securities ...............   $152,933     $    500     $148,970     $  3,238     $301,903     $  3,738
                                       =========================================================================

Held-to-Maturity:
  U.S. Treasury and other
    government agencies ............   $    492     $      8     $ 37,239     $    911     $ 37,731     $    919
  Mortgage-backed securities .......      8,708           90        3,321           72       12,029          162
  Obligations of state and
    political subdivisions .........      3,996           39        3,332           42        7,328           81
                                       -------------------------------------------------------------------------

          Total temporarily impaired
          securities ...............   $ 13,196    $     137     $ 43,892     $  1,025     $ 57,088     $  1,162
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

For the period ended December 31, 2006 the $2.322 million continuous unrealized loss greater than 12 months on available-for-sale securities was made up of 62 debt securities and was believed to be a temporary loss. The continuous unrealized loss greater than 12 months on available-for-sale securities at December 31, 2006 was a reduction of $916,000 from the $3.238 million continuous unrealized loss greater than 12 months at December 31, 2005. None of the marketable equity securities available-for-sale had a continuous unrealized loss greater than 12 months. The $909,000 continuous unrealized loss greater than 12 months on held-to-maturity securities was made up of 50 debt securities and was believed to be a temporary loss and is a reduction of $116,000 from the unrealized continuous loss on held-to-maturity securities at December 31, 2005.

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

Management has analyzed the equity securities to determine whether an other than temporary loss exists and considered several factors, including, but not limited to, the length of time and the extent to which the market value of the security has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Effective for the period ended December 31, 2005, the Company modified its policy for evaluating investments for other-than-temporary impairment. Under its new policy, investments, other than debt security investments where the impairment is deemed to be due solely to interest rate movements, are assumed to be impaired and the impairment recognized through earnings no later than 12 months from the date the security was first impaired, unless there is "overwhelming evidence to the contrary." Under the policy, "overwhelming evidence to the contrary" is a rare instance, but might include, among other things, an announced sale soon after a reporting period where the price would cause an impairment to reverse. Further, under certain circumstances, including a bankruptcy, catastrophic event or other circumstances which cause the Company to determine, after analyzing the specific facts, that the decline in the fair value is other than temporary, the Company would recognize an other than temporary impairment write-down upon such occurrence or determination, and not wait twelve months from the time of the impairment.

A summary of non-marketable equity securities (in thousands) at December 31, 2006 and 2005 is as follows:

                                            2006       2005
                                        ---------------------

Federal Home Loan Bank Stock, at cost   $  10,656   $  21,450
Other investments, at fair value ....       3,571       3,544
                                        ---------------------
                                        $  14,227   $  24,994
                                        =====================

Realized gains and (losses) (in thousands) on sales, maturities and impairment losses for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                      2006       2005      2004
                                    -----------------------------
Gross gains .....................   $   693    $ 1,228    $   380
Gross (losses) ..................      (237)    (1,814)      (247)
                                    -----------------------------
Net gains (losses) ..............   $   456    $  (586)   $   133
                                    =============================
Applicable income taxes (benefit)   $   183    $  (234)   $    53
                                    =============================

Investments in debt and equity securities with a carrying value of $242.599 million and $275.609 million were pledged at December 31, 2006 and 2005, respectively, to secure public deposits, repurchase agreements, and for other purposes as required or permitted by law.

The amortized cost and fair value of investments in debt and marketable equity securities (in thousands) at December 31, 2006, by amortization date, are shown below. Amortization date is defined as call date if the security was purchased at a premium or maturity date if purchased at a discount. Borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity. Therefore, these securities and equity securities with no stated maturities are not included in the following maturity summary.


                                            Available-for-sale        Held-to-maturity
                                         -------------------------------------------------
                                          Amortized      Fair       Amortized     Fair
                                             Cost       Value          Cost      Value
                                         -------------------------------------------------
Due in one year or less ..............   $  171,548   $  170,595   $   14,015   $   13,999
Due after one year through five years       123,814      122,725       24,739       24,264
Due after five years through ten years       15,607       15,613        1,415        1,395
Due after ten years ..................           --           --          750          810
                                         -------------------------------------------------

                                         $  310,969   $  308,933   $   40,919   $   40,468
Mortgage-backed securities ...........        9,116        8,947       28,974       28,569
Marketable equity securities .........          415          695           --           --
                                         -------------------------------------------------
          Total ......................   $  320,500   $  318,575   $   69,893   $   69,037
                                         =================================================

     5.   Loans

A summary of loans (in thousands), by classification, at December 31, 2006 and 2005 is as follows:

                                             2006         2005
                                          -----------------------
Commercial, financial, and agricultural   $  312,873   $  319,861
Real Estate - Commercial ..............      484,003      469,506
Real Estate - Residential .............      127,200      140,304
Installment and consumer ..............       77,846       86,728
                                          -----------------------
                                          $1,001,922   $1,016,399
Less:
  Allowance for loan losses ...........       14,437       13,472
                                          -----------------------
                                          $  987,485   $1,002,927
                                          =======================

The Company makes commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans to customers located in central Illinois and the surrounding communities. As such, the Company is susceptible to changes in the economic environment in central Illinois.

The loan portfolio includes a concentration of loans in commercial real estate amounting to $484.003 million and $469.506 million at December 31, 2006 and 2005, respectively. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. The concentration of credit with commercial real estate is taken into consideration by management in determining the allowance for loan losses. The Company's opinion as to the ultimate collectibility of these loans is subject to estimates regarding future cash flows from operations and the value of the property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of the borrowers.

During 2006, 2005 and 2004, the Company sold approximately $52.417 million, $65.334 million and $76.864 million, respectively, of residential mortgage loans in the secondary market with servicing released on approximately $24.840 million, $19.982 million and $28.860 million, respectively. Capitalized mortgage servicing rights totaled $1.282 million and $1.311 million at December 31, 2006 and 2005, respectively. The fair values of these rights were $1.937 million and $1.938 million at December 31, 2006 and 2005, respectively. An independent evaluation was performed to assess the fair value of the servicing rights in each year reported.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid balances of these loans consisted of the following (in thousands) at December 31, 2006, 2005 and 2004:

                                           2006       2005       2004
                                         ------------------------------
Fannie Mae ...........................   $172,550   $186,840   $196,174
Freddie Mac ..........................     72,367     81,643      9,564
Illinois Housing Development Authority        687        758        939

In the normal course of business, loans are made to directors, executive officers, and principal shareholders of the Company and to parties which the Company or its directors, executive officers, and shareholders have the ability to significantly influence its management or operating policies (related parties). The terms of these loans, including interest rates and collateral, are similar to those prevailing for comparable transactions with other customers and do not involve more than a normal risk of collectibility. Activity associated with loans (in thousands) made to related parties during 2006 was as follows:

                                           2006
                                         --------
Balance, January 1 ...                   $ 52,667
Change of relationship                     (3,388)
New loans ............                     19,384
Repayments ...........                    (18,721)
                                         --------
Balance, December 31 .                   $ 49,942
                                         ========

At December 31, 2006 and 2005, one to four family real estate mortgage loans of approximately $167.886 million and $188.088 million, respectively, were pledged to secure advances from the Federal Home Loan Bank.


Activity in the allowance for loan losses (in thousands) for 2006, 2005 and 2004 was as follows:

                                               2006        2005        2004
                                             --------------------------------
Balance, beginning of year ...............   $ 13,472    $  9,650    $  9,786
Balance, acquisition of Citizens .........         --       3,434          --
Provision charged to expense .............      1,800       1,530       1,100
Loans charged off ........................     (1,317)     (1,459)     (1,692)
Recoveries on loans previously charged off        482         317         456
                                             --------------------------------
Balance, end of year .....................   $ 14,437    $ 13,472    $  9,650
                                             ================================

The following table presents summary data on nonaccrual and other impaired loans (in thousands) at December 31, 2006, 2005 and 2004:

                                                        2006    2005     2004
                                                      ------------------------
Impaired loans on nonaccrual ......................   $4,998   $1,144   $1,126
Impaired loans continuing to accrue interest ......      231      324    1,005
                                                      ------------------------
Total impaired loans ..............................   $5,229   $1,468   $2,131
                                                      ========================
Other non-accrual loans not classified
   as impaired ....................................   $2,471   $1,090   $  563
                                                      ========================
Loans contractually past due 90 days or
   more, still accruing interest and not classified
   as impaired ....................................   $  744   $  664   $  547
                                                      ========================
Allowance for loan losses on impaired loans .......   $1,297   $  374   $  491
                                                      ========================
Impaired loans for which there is no related
   allowance for loan losses ......................   $  539   $  545   $  863
                                                      ========================
Average recorded investment in impaired
   loans ..........................................   $4,459   $2,005   $2,336
                                                      ========================
Interest income recognized from impaired
   loans ..........................................   $   10   $   67   $   68
                                                      ========================
Cash basis interest income recognized from
   impaired loans .................................   $    3   $   34   $   16
                                                      ========================

     6.   Premises and Equipment

A summary of premises and equipment (in thousands) at December 31, 2006 and 2005 is as follows:

                                                    2006     2005
                                                  -----------------
Land ..........................................   $ 7,282   $ 7,257
Furniture and equipment .......................    14,351    15,191
Buildings and leasehold improvements ..........    28,946    28,517
                                                  -----------------
                                                  $50,579   $50,965
Less: accumulated depreciation and amortization    28,132    27,918
                                                  -----------------
                                                  $22,447   $23,047
                                                  =================

The Company leases various operating facilities and equipment under noncancellable operating lease arrangements. These leases expire at various dates through September 2012 and have renewal options to extend the lease terms for various dates. The Company also leases an ATM location as well as some parking and record storage space on a month-to-month lease. The rental expense for these leases was $355,000, $270,000 and $222,000 in 2006, 2005 and 2004,
respectively.

Minimum  annual  rental  payments   required  under  the  operating  leases  (in
thousands), which have initial or remaining terms in excess of one year at December 31, 2006 are as follows:

2007                 $    374
2008                      341
2009                      316
2010                      304
2011                      288
Thereafter                147
                     --------
                     $  1,770
                     ========

     7.   Deposits

The aggregate amount of time certificate of deposits in denominations of $100,000 or more was $145.880 million and $130.203 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, the scheduled maturities of time deposits (in thousands) were as follows:

2007                 $330,652
2008                   77,298
2009                   73,887
2010                   14,685
2011                    2,475
Thereafter                 10
                     --------
                     $499,007
                     ========

     8. Federal Funds Purchased and Repurchase Agreements

A summary of short-term borrowings (in thousands) at December 31, 2006 and 2005 is as follows:

                                                    2006      2005
                                                 -------------------
Federal funds purchased ......................   $  2,025   $  4,100
Securities sold under agreements to repurchase    106,298    114,352
                                                 -------------------
                                                 $108,323   $118,452
                                                 ===================

Information relating to short-term borrowings (dollars in thousands) is as follows:


                                                      2006           2005           2004
                                                  -----------------------------------------
Federal funds purchased:
  Average daily balance .......................   $     6,292    $     5,869    $     3,515
  Maximum balance at month-end ................   $    31,650    $    24,225    $     5,575
  Weighted average interest rate at year-end ..         4.69%          3.56%          1.75%
  Weighted average interest rate for the year .         4.90%          3.08%          0.94%

Securities sold under agreements to repurchase:
  Average daily balance .......................   $   118,870    $   109,810    $    93,246
  Maximum balance at month-end ................   $   125,150    $   119,845    $   112,052
  Weighted average interest rate at year-end ..         4.67%          3.31%          1.65%
  Weighted average interest rate for the year .         4.39%          2.66%          1.32%

Securities sold under agreements to repurchase ("repos") amounted to $106.298 million at December 31, 2006, of which $12.004 million were term repos with maturities of 1 year or less and $94.294 million were repos which mature on a daily basis. Securities which are under the control of the Bank with a fair value of $109.716 million were pledged to these repurchase agreements at December 31, 2006.

     9. Federal Home Loan Bank Advances and Other Borrowings

A summary of Federal Home Loan Bank (FHLB) advances and other borrowings (dollars in thousands) at December 31, 2006 and 2005 is as follows:


                                                   December 31
                           ----------------------------------------------------------
                                                2006                          2005
                           ----------------------------------------------------------
                                                                 Weighted
                              FHLB        Other                   Average
                            Advances    Borrowings    Total         Rate      Total
                           ----------------------------------------------------------
Maturing in year ending:
  2006                     $     --     $     --     $     --        --      $ 29,910
  2007                        2,431           23        2,454       6.84%       2,453
  2008                       21,000        1,023       22,023       5.38%      35,023
                           ----------------------------------------------------------
                           $ 23,431     $  1,046     $ 24,477       5.53%    $ 67,386
                           ==========================================================


The terms of a security agreement with the FHLB require the Bank to pledge as collateral for advances both qualifying first mortgage loans in an amount equal to at least 167% of these advances and all stock of the FHLB. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2006, the Company had sufficient borrowing capacity to permit it to borrow additional funds from the FHLB at a rate equal to the FHLB's current advance rates.

     10.  Line of Credit

The Company has an unsecured line of credit of $15.000 million from a third party lender. As of December 31, 2006, the entire line was available.

     11.  Income Taxes

Income tax expense (in thousands) for 2006, 2005 and 2004 is summarized as follows:

                    2006         2005        2004
                  --------------------------------

Federal .......   $ 11,274    $  9,560    $  7,029
State .........      1,062         826         806
                  --------------------------------
Current ......      12,336      10,386       7,835
Deferred .....      (2,191)        (13)        208
                  --------------------------------
Total .......     $ 10,145    $ 10,373    $  8,043
                  ================================

Actual income tax expense (in thousands) for 2006, 2005 and 2004 differ from the "expected" income taxes (computed by applying the maximum U.S. federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                        2006       2005        2004
                                     --------------------------------
Computed "expected" income taxes .   $ 10,284    $ 10,038    $  7,987
Tax-exempt interest income, net of
  disallowed interest expense ....       (363)       (488)       (607)
State tax, net of federal benefit         690         537         524
Other, net .......................       (466)        286         139
                                     --------------------------------
                                     $ 10,145    $ 10,373    $  8,043
                                     ================================

The tax effects of temporary differences (in thousands) that give rise to significant portions of the deferred tax assets and deferred tax liabilities, included in other assets, at December 31, 2006 and 2005 are as follows:

                                                             2006        2005
                                                           --------------------
Deferred tax assets:
  Unrealized holding loss on available-for-sale
    securities .........................................   $    770    $  1,065
  Allowance for loan losses ............................      5,738       5,238
  Deferred compensation ................................      1,939       1,943
  Other employee benefits ..............................        310         348
  Phantom stock ........................................        194         242
  Net Operating Loss Carryforward ......................         --         148
  Nonqualified Stock Options ...........................        261          --
  Other ................................................      1,035         434
                                                           --------------------
            Total deferred tax assets ..................   $ 10,247    $  9,418
                                                           --------------------
Deferred tax liabilities:
  Premises and equipment ...............................   $   (916)   $   (817)
  Mortgage servicing rights ............................       (486)       (481)
  Deferred loan fees ...................................       (470)       (394)
  Discount accretion ...................................        (42)        (75)
  FHLB Stock Dividend ..................................       (608)     (1,867)
  Prepaid Expenses .....................................       (312)       (258)
  Purchase Accounting ..................................     (1,276)     (1,286)
                                                           --------------------
            Total deferred tax liabilities .............   $ (4,110)   $ (5,178)
                                                           --------------------
            Net deferred tax assets ....................   $  6,137    $  4,240
                                                           ====================

     12.  Retirement Plans

The Company has established a profit sharing plan and a 401(k) plan for substantially all employees who meet the eligibility requirements. The 401(k) plan allowed for participant contributions up to the maximum amount allowed by IRS regulations, of which, the first 6% of gross salary was available for the Company's 50% match. The profit sharing plan is non-contributory. All contributions to the profit sharing plan are at the discretion of the Company. Contributions by the Company totaled $1.163 million, $1.101 million and $927,000 for 2006, 2005 and 2004, respectively.

Certain key officers and directors participate in various deferred compensation or supplemental retirement agreements with the Company. The Company accrues the liability for these agreements based on the present value of the amount the employee or director is currently eligible to receive. The Company recorded
expenses  of  $278,000,   $281,000   and  $277,000  in  2006,   2005  and  2004,
respectively, related to these agreements. At December 31, 2006 and 2005, the Company had a recorded liability in the amount of approximately $4.027 million and $3.868 million, respectively for these plans. The Company has purchased life insurance policies, which are reported as other assets, to assist in funding the aforementioned liabilities and other employee benefits, with recorded cash surrender values in 2006 and 2005 of approximately $11.124 million and $10.533 million, respectively.

The Company has an outstanding liability for a deferred compensation plan for nonemployee directors of the Company which allowed participating directors to defer directors' fees in a fixed income fund or, alternatively, in the form of "phantom stock units." For directors that elected to receive phantom stock, a deferred compensation account, included in other liabilities on the consolidated balance sheet, was credited with phantom stock units. No additional contributions were allowed to these plans since 2000, however, phantom stock units continue to be increased by any dividends or stock splits declared by the Company. At December 31, 2006 and 2005, $200,000 and $296,000 had been deferred for the phantom stock plan, which represented 13,822 and 20,708 phantom stock units. At December 31, 2006 and 2005, the Company had a recorded liability in the amount of $492,000 and $618,000, respectively for these plans.

Additionally, in connection with the acquisition of Citizens First Financial Corp., the Company assumed the outstanding liability for the Director Emeritus Plan. At both December 31, 2006 and 2005, the Company had a recorded liability in the amount of $1.263 million which is fully funded through single premium insurance annuities.

     13.  Stock Options and Related Plans

In 2000, the Company established a stock incentive plan, which provides for the granting of options of the Company's common stock to certain directors, officers and employees. This plan provides for the granting of both qualified and non-qualified options. Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest, and thus become exercisable, ratably over a one-year period from the date granted. Existing officer and employee options vest, and thus become exercisable, ratably over a three-year period from the date granted. Under the 2000 incentive plan, the Company has outstanding options of 845,381 shares and 1,217,873 shares remain eligible for grant.

The following is a summary of the changes in options outstanding under the stock incentive and stock option plans:

                                              2006                         2005                         2004
                                   --------------------------------------------------------------------------------------
                                                    Grant                        Grant                        Grant
                                                    Price                        Price                        Price
                                     Shares         Range         Shares         Range         Shares         Range
                                   --------------------------------------------------------------------------------------
Options outstanding,
  beginning of year ............    767,413    $17.50 - $30.60    661,465    $17.50 - $30.60   581,780    $ 6.92 - $24.85
Granted ........................    150,500    $         30.10    137,500    $28.80 - $29.60   140,500    $30.60 - $30.60
Exercised ......................    (63,177)   $17.50 - $30.60    (22,886)   $17.50 - $24.80   (58,921)   $ 6.92 - $24.80
Options forfeited ..............     (9,355)   $24.80 - $30.60     (8,666)   $18.60 - $30.60    (1,894)   $18.60 - $30.60
                                   --------------------------------------------------------------------------------------
Options outstanding, end of year    845,381    $17.50 - $30.60    767,413    $17.50 - $30.60   661,465    $17.50 - $30.60
                                   ======================================================================================

Options exercisable, end of year    722,759    $17.50 - $30.60    654,463    $17.50 - $30.60   547,769    $17.50 - $30.60
                                   ======================================================================================
Weighted average fair value
  of options granted ...........                        $4.79                          $4.71                        $5.39
                                              ================              ================             ================

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $605,000 and $235,000, respectively. The fair value of nonvested shares is determined based on the market price of the Company's shares on the grant date.

                               Options Outstanding                                                Options Exercisable
----------------------------------------------------------------------------------------------------------------------------------
                                                           Weighted
                                             Outstanding    average   Aggregate    Weghted   Exercisable     Weighted    Aggregate
      Range                                     as of      remaining  Intrinsic    average      as of         average    Intrinsic
       of                                    December 31, contractual    Value     exercise  December 31,    exercise      Value
 Exercise price                                 2006         life        ($000)     price        2006          price       ($000)
----------------------------------------------------------------------------------------------------------------------------------
$17.50 - $17.50 ............................   111,441        4.2                 $   17.50     111,441   $     17.50
$18.37 - $18.60 ............................   213,967        4.4                     18.50     213,967         18.50
$24.80 - $24.85 ............................   117,930        6.2                     24.80     117,930         24.80
$28.80 - $30.60 ............................   402,043        8.2                     30.10     279,421         30.15
                                               ------------------------------------------------------------------------------------
                                               845,381        6.4       $  8,865  $   24.76     722,759   $     23.88     $   8,218
                                               ====================================================================================


A summary of the status of the Company's nonvested shares as of December 31, 2006 and changes since January 1, 2006 is presented below:


                                            Weighted-
                                            Average
                                           Grant-Date
    Nonvested shares              Shares   Fair Value
-----------------------------------------------------
Nonvested at January 1, 2006 .   112,950      4.83
Granted ......................   150,500      4.79
Vested .......................   133,284      4.90
Forfeited ....................     7,544      4.75
                                 -------------------
Nonvested at December 31, 2006   122,622      4.71
                                 ===================

As of December 31, 2006, there was $586,000 of total unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The weighted average grant date fair value of shares vested during the years ended 2006 and 2005 was $4.90 and $4.72, respectively.

     14.  Dividend Restrictions

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. Without prior approval, the Bank is restricted by Illinois law and regulations of the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to its parent to the balance of the retained earnings account, as adjusted (as defined). At December 31, 2006, the Bank had available retained earnings of approximately $53.368 million for the payment of dividends without obtaining prior regulatory approval. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

     15. Condensed Financial Information of Parent Company

Following are the condensed balance sheets as of December 31, 2006 and 2005 and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004 for Main Street Trust, Inc.:


                            Condensed Balance Sheets
                                 (in thousands)

                                               2006       2005
                                            --------------------
Assets:
  Cash ..................................   $  2,034   $    342
  Investment in Bank ....................    138,507    136,399
  Investment in FirsTech ................      4,072      3,264
  Investment in other securities ........      3,987      6,303
  Loans, net of allowance for loan losses      2,241      2,682
  Other assets ..........................      4,119      6,000
                                            --------------------
                                            $154,960   $154,990
                                            ===================

Liabilities and shareholders' equity:
  Dividend payable ......................   $  2,506   $  2,334
  Other borrowings ......................      1,000      7,500
  Other liabilities .....................      1,099      1,387
  Shareholders' equity ..................    150,355    143,769
                                            --------------------
                                            $154,960   $154,990
                                            ===================

                         Condensed Statements of Income
                                 (in thousands)
                                                           2006       2005        2004
                                                        --------------------------------
Revenue:
  Equity in net income of subsidiaries ..............   $ 19,349    $ 18,512    $ 15,688
  Interest income on deposits .......................         36         174         102
  Income on securities ..............................        449       1,622         395
  Interest income on loans ..........................        172         139          --
  Securities transactions, net ......................        418        (598)         (1)
  Other .............................................         10           6       4,698
                                                        --------------------------------
          Total revenue .............................     20,434      19,855      20,882
                                                        --------------------------------
Expenses:
  Salary and benefits ...............................       --            17       4,433
  Interest expense on other borrowings ..............        308         343          74
  Other .............................................      1,646       1,349       2,226
                                                        --------------------------------
          Total expenses ............................      1,954       1,709       6,733
                                                        --------------------------------
          Income before applicable income tax benefit     18,480      18,146      14,149
Applicable income tax benefit .......................       (757)       (162)       (629)
                                                        --------------------------------
          Net income ................................   $ 19,237    $ 18,308    $ 14,778
                                                        ================================

                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                           2006       2005        2004
                                                                        --------------------------------
Cash flows from operating activities:
  Net income ........................................................   $ 19,237    $ 18,308    $ 14,778
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Distributions in excess of (less than) net income of subsidiaries     (2,349)      7,488      (5,688)
    Depreciation ....................................................         55          53         386
    Other, net ......................................................      1,695       2,073        (509)
                                                                        --------------------------------
          Net cash provided by operating activities: ................     18,638      27,922       8,967
                                                                        --------------------------------

Cash flows from investing activities:
  Acquisition of Citizens First Financial Corporation ...............         --     (28,738)         --
  Securities transactions, net ......................................      2,925       3,065        (273)
  Proceeds from sales of premises and equipment .....................         --         558          --
  Net decrease in loans .............................................        479         780          --
  Purchases of premises and equipment ...............................        (29)         (2)       (316)
                                                                        --------------------------------
          Net cash provided by (used by) investing activities .......      3,375     (24,337)       (589)
                                                                        --------------------------------

Cash flows from financing activities:
  Stock transactions, net ...........................................     (4,523)     (6,013)     (1,956)
  Proceeds from and (payments) on other borrowings, net .............     (6,500)      2,233          --
  Cash dividends paid ...............................................     (9,298)     (8,671)     (7,972)
  Other, net ........................................................         --          --         (83)
                                                                        --------------------------------
          Net cash used in financing activities .....................    (20,321)    (12,451)    (10,011)
                                                                        --------------------------------
          Net increase (decrease) in cash and cash equivalents ......      1,692      (8,866)     (1,633)
Cash at beginning of year ...........................................        342       9,208      10,841
                                                                        --------------------------------
Cash at end of year .................................................   $  2,034    $    342    $  9,208
                                                                        ================================




     16. Quarterly Results of Operations (Unaudited) (in thousands, except per share data)


                                                                                       Year Ended December 31, 2006
                                                                                           Three Months Ended:
                                                                            ---------------------------------------------------
                                                                            December 31  September 30    June 30      March 31
                                                                            ---------------------------------------------------
Interest income .........................................................   $  23,360     $  23,243     $  22,628     $  21,528
Interest expense ........................................................      11,013        10,720        10,229         9,250
                                                                            ---------------------------------------------------
          Net interest income ...........................................      12,347        12,523        12,399        12,278
Provision for losses on loans ...........................................         450           450           450           450
                                                                            ---------------------------------------------------
          Net interest income after
          provision for losses
          on loans ......................................................      11,897        12,073        11,949        11,828
Non-interest income .....................................................       6,071         5,488         5,505         5,519
Non-interest expense ....................................................      10,179        10,422        10,302        10,045
                                                                            ---------------------------------------------------
          Income before income taxes ....................................       7,789         7,139         7,152         7,302
Income taxes ............................................................       2,720         2,460         2,353         2,612
                                                                            ---------------------------------------------------
          Net income ....................................................   $   5,069     $   4,679     $   4,799     $   4,690
                                                                            ===================================================

Basic earnings per share ................................................   $    0.51     $    0.46     $    0.47     $    0.47
                                                                            ===================================================

Diluted earnings per share ..............................................   $    0.49     $    0.46     $    0.47     $    0.46
                                                                            ===================================================


                                                                                        Year Ended December 31, 2005
                                                                                             Three Months Ended:
                                                                            ---------------------------------------------------
                                                                            December 31  September 30    June 30      March 31
                                                                            ---------------------------------------------------
Interest income .........................................................   $  21,354     $  21,116     $  20,131    $  14,391
Interest expense ........................................................       8,495         7,550         6,941        4,493
                                                                            ---------------------------------------------------
          Net interest income ...........................................      12,859        13,566        13,190        9,898
Provision for losses on loans ...........................................         450           450           300          330
                                                                            ---------------------------------------------------
          Net interest income after
          provision for losses
          on loans ......................................................      12,409        13,116        12,890        9,568
Non-interest income .....................................................       5,106         5,298         5,058        5,015
Non-interest expense ....................................................      10,465        10,311        10,554        8,449
                                                                            ---------------------------------------------------
          Income before income taxes ....................................       7,050         8,103         7,394        6,134
Income taxes ............................................................       2,553         2,952         2,667        2,201
                                                                            ---------------------------------------------------
          Net income ....................................................   $   4,497     $   5,151     $   4,727    $   3,933
                                                                            ===================================================
Basic earnings per share ................................................   $    0.44     $    0.50     $    0.46    $    0.42
                                                                            ===================================================
Diluted earnings per share ..............................................   $    0.44     $    0.50     $    0.45    $    0.41
                                                                            ===================================================

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

The following table summarizes these financial instruments and commitments (in thousands) at December 31, 2006 and 2005:

                                                  2006      2005
                                               --------------------
Financial instruments whose contract
  amounts represent credit risk:
  Commitments ..........................        $333,416   $279,647
  Standby letters of credit ............          28,464     34,512

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract. Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. For commitments to extend credit, the Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties. Also included in commitments at December 31, 2006 was $3.655 million to purchase other equity securities and $1.619 million for construction of new branches.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer. At December 31, 2006 and 2005, no amounts have been recorded as liabilities for the Bank's potential obligations under these guarantees.

Following is a summary of the carrying amounts and fair values of the Company's financial instruments at December 31, 2006 and 2005:


                                                                 2006                    2005
                                                      -------------------------------------------------
                                                       Carrying      Fair        Carrying       Fair
                                                        amount       Value       amount        Value
                                                      -------------------------------------------------
Assets:
  Cash and cash equivalents .......................   $   61,385   $   61,385   $   94,066   $   94,066
  Investments in debt and equity securities .......      402,695      401,839      444,623      443,746
  Mortgage loans held for sale ....................        1,116        1,116        1,661        1,661
  Loans ...........................................      987,485      972,284    1,002,927    1,000,301
  Accrued interest receivable .....................        9,663        9,663        8,461        8,461
Liabilities:
  Deposits ........................................   $1,233,487   $1,232,895   $1,275,972   $1,272,296
  Federal funds purchased and repurchase agreements      108,323      108,322      118,452      118,436
  FHLB advances and other borrowings ..............       24,477       24,478       67,386       67,559
  Accrued interest payable ........................        5,187        5,187        4,657        4,657


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

     Loans

     Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates equal to rates at which loans, similar in type, would be originated at December 31, 2006 and 2005. Estimated maturities are based upon the average remaining contractual lives for each loan classification. Fair value for nonperforming loans is based on the use of discounted cash flow techniques.

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

     Federal Funds  Purchased and Repurchase  Agreements

     The carrying values of federal funds purchased and daily repurchase agreements, approximate fair value due to the relatively short period of time between the origination of the instruments and their expected realization. The fair value of term repurchase agreements is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for comparable instruments of similar remaining maturities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and its subsidiary bank exceeded all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notifications from primary regulatory agencies categorized the Company's subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed any of the Company's subsidiary bank's categories.

The Company's and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following tables:


                                                                                To be well capitalized
                                                        For capital adequacy    under prompt corrective
                                      Actual                  purposes:           action provisions:
                                -----------------------------------------------------------------------
                                  Amount    Ratio          Amount     Ratio         Amount    Ratio
                                -----------------------------------------------------------------------
As of December 31, 2006:
  Total capital
    (to risk-weighted assets)
    Consolidated ............   $142,741     12.5%        $ 91,673     8.0%             N/A
    Main Street Bank & Trust    $131,005     11.6%        $ 90,662     8.0%        $113,327     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ............   $128,290     11.2%        $ 45,837     4.0%             N/A
    Main Street Bank & Trust    $116,716     10.3%        $ 45,331     4.0%        $ 67,996      6.0%
  Tier I capital
    (to average assets)
    Consolidated ............   $128,290      8.4%        $ 60,779     4.0%             N/A
    Main Street Bank & Trust    $116,716      7.7%        $ 60,474     4.0%        $ 75,593      5.0%

As of December 31, 2005:
  Total capital
    (to risk-weighted assets)
    Consolidated ............   $135,368     11.7%        $ 92,324     8.0%             N/A
    Main Street Bank & Trust    $128,227     11.3%        $ 91,010     8.0%        $113,762     10.0%
  Tier I capital
    (to risk-weighted assets)
    Consolidated ............   $121,644     10.5%        $ 46,162     4.0%             N/A
    Main Street Bank & Trust    $114,652     10.1%        $ 45,505     4.0%        $ 68,257      6.0%
  Tier I capital
    (to average assets)
    Consolidated ............   $121,644      7.8%        $ 62,693     4.0%             N/A
    Main Street Bank & Trust    $114,652      7.4%        $ 62,162     4.0%        $ 77,702      5.0%


Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

     A. Disclosure Controls.

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

          There have been no changes in the Company's internal controls, or in other factors which could significantly affect this controls, over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     B. Management's Report on Internal Control Over Financial Reporting

          The management of Main Street Trust, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive and Chief Financial officers to provide reasonable assurance regarding the realiability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

          As of December 31, 2006, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria of effective internal control over financial reporting established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission
          (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

          McGladrey & Pullen, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Main Street Trust, Inc.
Champaign, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Main Street Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Main Street Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Main Street Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of Main Street, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders' equity, cash flows for each of the three years ended in December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion.


/s/ McGladrey & Pullen, LLP
----------------------------


Champaign, Illinois
March 14, 2007

Item 9b. Other Information

None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company are as follows:


Name                                  Director                          Position with the Company and
(Age)                                 since(1)                       Occupation for the last five years
-----------------------------------------------------------------------------------------------------------------------
David J. Downey                       1992           Director of the Company; President of The Downey Group, Inc.
(Age 65)                                             (estate planning, wealth transfer and executive compensation organization) (1963-present)

Van A. Dukeman                        1994           Director, President and Chief Executive Officer of the
(Age 48)                                             Company and Main Street Bank & Trust, and Director of
                                                     FirsTech; Director,President and Chief Executive Officer of
                                                     the Company, Director, Chairman of the Board and Chief
                                                     Executive Officer of BankIllinois, and Director of
                                                     The First National Bank and FirsTech (2001-2004);
                                                     Director, President and Chief Executive Officer of
                                                     the Company and BankIllinois (2000-2001)

Larry D. Haab                         1987           Director of the Company and Director of FirsTech; Director of
(Age 69)                                             Illinova, the holding company of Illinois Power Company, and consultant to Illinova (1998-2000); Chairman, President and
                                                     Chief Executive Officer of Illinois Power Company (a public electric and gas utility) (1991-1998)

Frederic L. Kenney                    1996           Director of the Company; Corporate Counsel, Archer Daniels
(Age 48)                                             Midland (2001-present); Attorney for Winters, Featherstun,
                                                     Gaumer, Kenney, Postlewait and Stocks (1983-2001)

Gregory B. Lykins                     1994           Director and Chairman of the Board of the Company and Main
(Age 59)                                             Street Bank & Trust, and Director of FirsTech; Director and
                                                     Chairman of the Board of the Company, Director and Vice-Chairman
                                                     of BankIllinois and Director of The First National Bank
                                                     of Decatur and FirsTech (2001-2004); Director and Vice Chairman
                                                     of the Board of the Company (2000-2001)

August C. Meyer, Jr.                  1962           Director of the Company; President, Midwest Television, Inc.
(Age 69)                                             (1976-present)

George T. Shapland                    1994           Director of the Company; President, Shapland Management Co.
(Age 76)                                             (a real estate management company) (1990-present)

Thomas G. Sloan                       1995           Director of the Company; President and Chief Executive
(Age 57)                                             Officer of Sloan Implement Co., Inc. (a John Deere implement dealer in Assumption, Illinois) (1971-present)

H. Gale Zacheis, M.D.                 1990           Director of the Company; practicing surgeon and physician in
(Age 68)                                             Decatur, Illinois (1973-present)


     (1) Indicates the year first elected to the Board of Directors of BankIllinois Financial or First Decatur, the predecessor companies to the Company.


All of the Company's directors will hold office for a term of one year, or until their respective successors are duly elected and qualified. There are no arrangements or understandings between any of the directors, executive officers or any other person pursuant to which any of the Company's directors or executive officers have been selected for their respective positions. No director is a director or executive officer of another company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act. There are also no family relationships between any of the directors or executive officers.

Executive Officers

The term of office for the executive officers of the Company is from the date of election until the next annual organizational meeting of the Board of Directors. In addition to Van A. Dukeman and Gregory B. Lykins, whose information is set forth above, the names and ages of the executive officers of the Company as of December 31, 2006, as well as the offices of the Company and its subsidiaries held by these officers on that date, and principal occupations for the past five years are set forth below.


   Name                                                Position with the Company and its Subsidiaries
  (Age)                                                    and Occupation for the last five years
---------------------------------------------------------------------------------------------------------------
Paul E. Donohue                       Executive Vice President of Sales & Marketing for the Company and Main
(Age 43)                              Street Bank & Trust; General Manager WSMH-TV, Flint, MI (2003-2004);
                                      Station Manager, WICD-TV, Champaign, IL (2001-2003)

Donna R. Greene                       Executive Vice President of the Company and President of Main Street Bank
(Age 53)                              & Trust Wealth Management; Senior Vice President and Certified Financial
                                      Planner with First Busey Securities, Inc. (1998-2004)

Leanne C. Heacock                     Executive Vice President, Management Information Systems for the Company
(Age 41)                              and Main Street Bank & Trust and Director of FirsTech; Executive Vice
                                      President, Management Information Systems, BankIllinois and The First
                                      National Bank of Decatur (2001-2002)

Howard F. Mooney II                   President, FirsTech and Executive Vice President for the Company and
(Age 42)                              Director of FirsTech

Robert F. Plecki, Jr.                 Executive Vice President of the Company and President of Main Street Bank
(Age 46)                              & Trust Retail Banking; President and Director of BankIllinois (2001-2004)

Christopher M. Shroyer                Executive Vice President of the Company and President of Main Street Bank
(Age 41)                              & Trust Commercial Banking; President, Chief Executive Officer and
                                      Director of The First National Bank of Decatur (2001-2004)

David B. White                        Executive Vice President and Chief Financial Officer of the Company and
(Age 55)                              Main Street Bank & Trust and Director of FirsTech

Nicholas John Waddock III             Executive Vice President and Chief Credit Officer of Main Street and Main
(Age 44)                              Street Bank & Trust; Executive Vice President, Commercial Lending, Central
                                      Illinois Bank (1997-2006)

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act requires that the directors, executive officers and persons who own more than 10% of the Company's common stock file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and, if appropriate, representations made by any reporting person concerning whether a Form 5 was required to be filed for 2006, we are not aware of any failures to comply with the filing requirements of
Section 16(a) during 2006 except for Mr. Meyer, who filed a Form 4 late in connection with shares distributed to Mr. Meyer as an annuity payment from a grantor retained annuity trust and 165,125 shares distributed to Mr. Meyer's spouse as an annuity payment from a grantor retained annuity trust.

Code of Ethics

The Company has a code of ethics in place that applies to our Chief Executive Officer and Chief Financial Officer. Shareholders can receive a copy of the code free of charge by contacting Teresa Marsh, the Company's Corporate Secretary, at 100 W. University Avenue, Champaign, Illinois 61820.

Audit Committee

In 2006, Messrs. Zacheis (Chair), Sloan and Haab were members of the Audit Committee. Each of these members was deemed to be "independent" as defined by Nasdaq and the rules and regulations promulgated by the Securities and Exchange Commission. The Board of Directors has determined that Mr. Haab qualifies as an "audit committee financial expert" under the regulations of the Securities and Exchange Commission. The Board based this decision on Mr. Haab's education, and his professional experience as President and Chief Executive Officer of Illinois Power Company, a public electric and gas utility. Mr. Haab is a certified public accountant and served on the audit staff of Price Waterhouse, where he was responsible for auditing Fortune 500 companies.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction.

This Compensation Discussion and Analysis section describes Main Street's compensation philosophy and policies for 2006 as applicable to the executive officers named in the Summary Compensation Table on page 86. This section explains the structure and rationale associated with each material element of the executive's compensation, and it provides important context for the more detailed disclosure tables and specific compensation amounts provided following the section. It is important to note that the Company, Main Street Bank and Trust and FirsTech share an executive management team, the members of which are compensated by the bank rather than the holding company. The compensation packages of the named executive officers are determined and approved by our compensation committee based upon their performances and roles for both the Company and Main Street Bank and Trust.

Additionally, as previously announced on September 21, 2006, the Company entered into an Agreement and Plan of Merger with First Busey Corporation. Upon consummation of this merger of equals, which is expected to occur in the 2nd quarter of 2007, many of the Company's executive officers will continue as employees and executive officers of the combined company. This section will discuss the effect of this proposed transaction on decisions for 2007 compensation.

Compensation-Related Governance and Role of the Compensation Committee.

Committee Membership. Members of the Compensation Committee are directors of the Company. During the calendar year of 2006, Messrs. Kenney (Chair), Downey, Shapland and Sloan were members of the Compensation Committee and each of these directors was considered "independent" as defined by the Nasdaq stock market, an "outside" director pursuant to Section 162(m) of the Internal Revenue Code, and a "non-employee" director under Section 16 of the Securities Exchange Act of 1934.

The committee is generally responsible for the following:

     o to adopt, review and refine an executive compensation philosophy and guiding principles that reflect The Company's mission, values and long-term strategic objectives;

     o to administer the Company's executive compensation programs in a manner that furthers The Company's strategic goals and serves the interests of our shareholders;

     o to establish compensation-related performance objectives under our bonus arrangements with our executive officers;

     o to determine the total compensation levels of our executive officers and to allocate total compensation among the various components of executive pay;

     o    to  administer  the  Company's   equity   compensation  and  incentive
          compensation plans;

     o    to  make   recommendations  to  the  Board  regarding   incentive  and
          equity-based compensation plans;

     o    to  make   recommendations   regarding  succession  plans  for  senior
          executive officers; and

     o    to  recommend  to  the  Board  the  compensation   arrangements   with
          non-employee directors.

Meetings. The committee typically meets several times each year (two times in 2006). The committee subscribes to an independent service that provides surveys and data regarding the compensation levels and programs at other financial institutions. The committee also reviews other generally available industry compensation information. In the past, the committee has not relied on outside consultants; however, that option is available to the committee.

Role of Executives in Committee Meetings. The Compensation Committee relies upon the input of management, and particularly Messrs. Dukeman and Lykins, when carrying out its responsibilities in establishing executive compensation. Management provides the committee with recommendations regarding compensation philosophy, plan design as well as evaluations of employee performance and guidance on establishing performance targets and objectives. The committee also consults with management on matters related to executive compensation and benefit plans where Board or shareholder action is expected, including the adoption of new compensation plans or the amendment of existing plans. No executive officer participates in any recommendation or decision regarding his or her own compensation.

Additionally, because of the nature of the ongoing negotiations in 2006 relating to the proposed merger with First Busey, many decisions and factors relating to compensation in 2007 were influenced by the Corporate Developments Committee, a special committee established to streamline the evaluation and negotiation of the proposed First Busey transaction. The members of the Corporate Developments Committee, including Messrs. Kenney, Meyer and Shapland, were all independent directors.

Compensation Philosophy and Objectives.

We are committed to providing a total compensation program that supports our long-term business strategy and performance culture and creates a commonality of interest with our shareholders. In establishing executive compensation, we generally divide compensation into three separate components: salary, cash bonus and long-term incentive awards. These components are intended to work together to compensate the executive fairly for his or her services and reward the executive officer based upon our overall performance during the year.

The general philosophy in making decisions regarding the compensation of the executive officers is:

     o to provide incentives for executive officers to work toward achieving successful annual results and strategic objectives;

     o    to provide significant reward for achievement of superior performance;

     o to provide market-based compensation to help recruit and retain professionals of exceptional quality;

     o to create significant opportunity and incentive for our executive officers to be long-term shareholders;

     o to link executive compensation rewards to increases in shareholder value, as measured by favorable long-term results and continued strengthening of the Company's financial condition; and

     o    to  provide   flexibility  to  recognize,   differentiate  and  reward
          individual performance.

Additionally, in connection with the proposed transaction with First Busey, the Corporate Developments Committee and the Board gave special attention to our need to retain certain individuals following the completion of the proposed transaction.

Compensation Factors

General. The committee generally seeks to ensure that executive compensation is tied to furthering the goals and objectives described above. To this end, the committee evaluates compensation decisions based on a combination of our overall corporate performance and the achievement of individual performance goals. Additionally, the committee considers the compensation paid to executive officers at certain peer financial institutions to ensure that we are able to continue to attract and retain talented individuals. Because the committee believes that it is important to retain flexibility in setting executive compensation and to be able to reward specific individual contributions to our success, it does not apply a formula or assign these performance measures relative weights. Instead, the committee makes a subjective determination after considering such measures collectively.

Corporate Performance. In establishing executive compensation, the committee measures the Company's performance compared to management's and the Board's goals and objectives as well as to the performance of other similarly-sized financial institutions. The committee believes that using the Company's performance as a factor in determining an executive officer's compensation is effective in helping to align the executive's interests with those of our shareholders. With that in mind, the committee focuses on applicable performance measures including return on equity, return on assets, earnings per share, net income, asset growth and credit quality. As part of the evaluation and review of these criteria, the committee will also take into account the general economic conditions and how they may affect the Company's performance.

Individual Performance. Individual performance has a significant impact on the compensation of all employees, including the Chief Executive Officer and the other executive officers. With respect to the Chief Executive Officer, the Chairman of the Board, the independent directors, under the direction of the presiding director, meet with the Chief Executive Officer in executive session annually at the beginning of the year to agree upon the Chief Executive Officer's performance goals and areas of emphasis for both the individual and the Company for the year. At the end of the year, the committee meets under the direction of the Chairman of the Board to conduct a performance review of the Chief Executive Officer based on his achievements, contribution to our performance and other leadership accomplishments for the year. As with the evaluation of corporate performance, the committee does not apply formulas or assign these performance measures relative weights and the committee makes a subjective determination after considering such measures collectively. The evaluation is shared with the Chief Executive Officer and the committee uses the review as a focal point in setting the Chief Executive Officer's compensation.

For the other named executive officers, the committee receives a performance assessment and compensation recommendation from the Chief Executive Officer and also exercises its judgment based on the Board's interactions with the executive officers. As with the Chief Executive Officer, the performance evaluation of these executives is based on achievement of goals and objectives by the executive and his or her department, his or her contribution to our performance, and other leadership accomplishments.

Peer Comparison. In establishing the compensation of the named executive officers, the committee also utilizes market data regarding the compensation practices of other financial institutions of a similar size. Although the committee does not target a specific level of peer compensation when making executive compensation decisions, it believes that such comparisons are useful to stay competitive in the marketplace and attracting and retaining qualified executives. As such, the committee often performs an informal review of executive compensation at other similarly sized financial institutions in the Midwest.

Components of Compensation.

General. There are three major components to executive officer compensation: base salary, cash bonus and long-term incentive awards. The committee's decisions regarding each of these components for the named executive officers are based, in part, on the committee's subjective judgment and take into account qualitative and quantitative factors, as will be set forth in the discussion below. In reviewing an executive officer's compensation, the committee considers and evaluates all components of the officer's total compensation package. This involves reviewing base salary, bonus, incentive stock awards, perquisites, participation in our non-qualified executive plans, participation in our 401(k) plan and any other payments, awards or benefits that an officer earns. Additionally, the committee takes into consideration any amounts an executive officer is entitled to upon retirement, termination or a change-in-control event.

Salary. The Compensation Committee reviews each executive's base salary on an annual basis. The committee believes that the base salaries should offer security to each executive and allow us to attract qualified executives and maintain a stable management team and environment. The committee targets base salaries at levels comparable to those of similar positions within the market place. The committee may adjust salaries to reflect our overall financial performance, as discussed above. Additionally, base salaries are determined by examining and evaluating the individual's performance over the past year as well as the individual's level of responsibility, prior experience, education, breadth of knowledge and the current market level of executives at similar positions at our peer institutions. The committee will also factor in other payments and awards that the executive may receive, including stock options and participation in our profit sharing plan prior to making a determination on the individual's salary. When establishing the salary of executives other than their own, Messrs. Dukeman and Lykins participated with and made recommendations to the committee.

The salaries for 2006, determined by the committee in the first quarter of 2006, are set forth in the summary compensation table on page 86. In determining these salary levels, the committee considered the following:

     o the growth in 2005 of earnings by 16.9% from $1.54 net income per diluted share in 2004 to $1.80 net income per diluted share;

     o the growth in 2005 of net income by 23.9% from $14.778 million in 2004 to $18.308 million;

     o the growth in 2005 of the return on average assets from 1.22% in 2004 to 1.24%;

     o the growth of average assets in 2005 from $1.209 billion in 2004 to $1.474 billion;

     o the growth in 2005 of revenue in our Wealth Management group by 17.1% from $6.492 million in 2004 to $7.599 million;

     o the growth in 2005 of assets under management in our Wealth Management group by 11.0% from $1.765 billion in 2004 to $1.959 billion;

     o the record net income in 2005 of FirsTech, our payment processing subsidiary, of $1.525 million compared to $1.331 million in 2004, an increase of 14.6%;

     o the base salary paid to the officers in comparable positions at financial institutions of similar size;

     o the experience and industry knowledge of the named executive officers and the quality and effectiveness of their leadership at the Company;

     o the successful completion in 2005 of the acquisition of Citizens First Financial Corp., and the merger of Citizens Bank in Bloomington, Illinois, into Main Street Bank & Trust, and the opening of a banking office in Peoria, Illinois;

     o    minimum  base  salaries   provided  for  in  an  executive   officers'
          employment agreement;

     o all of the components of executive compensation, including base salary, bonus, stock options, retirement and death benefits, as well as benefits and perquisites; and

     o    internal pay equity among the Company's executives.

Our performance in 2005 was a key factor in setting salaries, as personal performance is rewarded more heavily in cash incentives and long-term incentive awards. The total increase in base salaries for the named executive officers for 2006 represented an overall increase of 3.6% over 2005.

Bonus. The incentive bonus is a discretionary payment primarily related to the Company's financial performance, as measured by return on equity, return on assets, earnings per share, net income, asset growth and credit quality, and the Company's performance relative to its long-term goals. Because of the strong link to our financial performance, bonuses to named executive officers are paid in 1st quarter following the end of the year. As with salary, all of the factors described herein are considered on a subjective basis in the aggregate, and none of the factors is accorded a specific weight.

When establishing bonuses, the committee also considers individual performance criteria in addition to company-wide objectives. The committee considers the achievement of goals and objectives by the executive and his or her department, his or her contribution to our performance, and other leadership accomplishments when recommending a bonus. These factors are considered on a subjective basis in the aggregate, and none of the factors is accorded a specific weight.

In regard to bonuses for executives other than himself, Mr. Dukeman participated with and made recommendations to the committee. The committee determines Messrs. Dukeman's and Lykins' bonuses using the same philosophies and factors listed above.

The bonuses paid to named executive officers in 2007 for 2006 performance are set forth in the Summary Compensation Table and reflect:

     o the growth in 2006 of net income per share by 4.4% from $1.80 net income per diluted share in 2005 to $1.88 net income per diluted share;

     o the growth in 2006 of net income by 5.1% from $18.308 million in 2005 to $19.237 million;

     o strong credit quality with non-performing loans as a percentage of gross loans at 0.82%;

     o the growth in 2006 of revenue in our Wealth Management group by 8.4% from $7.599 million in 2005 to $8.235 million;

     o the growth in 2006 of assets under management in our Wealth Management group from $1.959 billion in 2005 to over $2.3 billion;

     o the record net income in 2006 of FirsTech, our payment processing subsidiary, of $1.807 million compared to $1.525 million in 2005, an increase of 18.5%; and

     o two other measures typically considered in bonus decisions are the return on assets and the return on equity, and although down slightly from 2005, return on equity from 13.40% to 13.10% and return on assets from 1.24% to 1.23%, they were reflective of solid financial performance.

Long-Term Incentive Compensation. The committee has regularly granted options to executive officers, as well as other employees, on an annual basis. The committee believes that stock options align executives' incentives with shareholders' because options have value only if our stock price increases over time. Therefore, the committee believes that 10-year options, granted at the market price on the date of grant, help focus employees on long-term growth. In addition, options are intended to help retain key employees because they typically cannot be exercised for three years and, if not exercised, are forfeited if the employee leaves the Company before retirement. The three-year vesting also helps keep employees focused on long-term performance. The Company does not reprice options; likewise, if the stock price declines after the grant date, we do not replace options.

Generally, in approving option grants, the committee considers our compensation philosophy, the position and level of responsibility of each officer, our belief that equity awards should be a significant part of the total mix of executive compensation, and the level of options granted to them in prior years.

The committee's procedure for timing of equity grants provides assurances that grant timing is not being manipulated to result in a price that is favorable to employees. Annual equity grants are made for all eligible employees, including executive officers at the committee's regularly scheduled meetings with an exercise price equal to the closing price of our shares on the date of grant. Grants are made at committee meetings held at the beginning of each year because they coincide with our calendar-year-based performance management cycle that allows supervisors to deliver the equity awards close in time to performance appraisals, which increases the impact of the awards by strengthening the link between pay and performance.

The stock option awards made to named executive officers in 2006 are reflected in the Grants of Plan Based Award Table and reflect:

     o    the compensation philosophy and guiding principles described above;

     o all of the components of executive compensation, including base salary, bonus, stock options, retirement and death benefits, as well as benefits and perquisites; and

     o    internal pay equity among the Company executives.

All Other Compensation. We provide general and customary benefit programs to executive officers and other employees. Benefits offered to executives are intended to serve a different purpose than base salary, bonus and equity awards. While the benefits offered are competitive with the market place and help attract and retain executives, the benefits also provide financial security for employees for retirement as well as in the event of illness, disability, or death. Benefits offered to executive officers are generally those offered to other employees with some variation to promote tax efficiency and replacement of benefit opportunities lost to regulatory limits, although there are some additional perquisites that may only be offered to executive officers. Because of the nature of the benefits offered, the committee normally does not adjust the level of benefits offered on a year to year basis.

The following table summarizes the benefits and perquisites we do and do not provide as well as identifies those employees who may be eligible to receive them:


                                       Executive Officers      Other Officers/Managers        Full-Time Employees
----------------------------------------------------------------------------------------------------------------------
Retirement Plans:
  401(k)Plan/Profit Sharing                     X                          X                            X
  Deferred Compensation Plan                    X                          X                       Not Offered

Perquisites:
  Automobile Allowance                          X                          X                       Not Offered
  Country Club Membership                       X                          X                       Not Offered
  Bonus Life Insurance Premiums                 X                          X                       Not Offered

------------------------------------ ----------------------- ---------------------------- ----------------------------

     A. Main Street Trust, Inc. 401(k) Plan. We also sponsor a qualified, tax-exempt pension plan qualifying under Section 401(k) of the Internal Revenue Code. The plan is eligible for all employees meeting age and service requirements, including our executive officers. The 401(k) plan allows for participants' contributions up to the maximum amount allowed by the IRS regulations, and contributions up to 6% of gross salary are eligible for the Company's match of 50%. Participants can choose between several different investment options under the 401(k) plan.

The 2006 contributions for named executive officers are set forth in the Summary Compensation Table and were established pursuant to the 401(k) plan.

Main Street Trust, Inc. Profit Sharing Plan. The Company also sponsors a qualified retirement plan commonly referred to as a profit sharing plan. All employees meeting age and service requirements, including our executive officers are eligible to participate in the plan. Employees are not permitted to contribute to the plan. The amounts of all company contributions made to the profit sharing plan are at the Company's discretion. Generally, company contribution amounts are based upon the Company's net income, return on average assets, other financial factors and the Company's performance relative to its long-term goals although company contributions are not based on a formula and the above factors are each considered on a subjective basis. Participants can choose between several different investment options under the profit sharing plan.

The 2006 profit sharing contributions for named executive officers are set forth in the Summary Compensation Table and were established pursuant to the profit sharing plan.

Deferred Compensation Arrangements for Executive Officers. We sponsor a deferred compensation arrangement with our executive officers that provides a means for the participants to voluntarily defer a portion of their salary or bonus. This arrangement is an unfunded, nonqualified deferred compensation arrangement. We have also assumed the outstanding liability for similar arrangements for the deferral of director fees and executive officer compensation offered by our predecessor companies in connection with the merger of BankIllinois Financial and Central Illinois Financial Corporation of Champaign in 1995, the merger of BankIllinois Financial Corporation and First Decatur Bancshares, Inc., in 2000, and in connection with the acquisition of Citizens First Financial Corp.

Other Perquisites. It is our belief that perquisites for executive officers should be very limited in scope and value. Due to this philosophy, the Company has generally provided nominal benefits to executives that are not available to all full time employees and we plan to continue this approach in the future. We do provide country club memberships to certain executives and managers in the ordinary course of business to give them the opportunity to bring in and recruit new business opportunities. Those individuals are eligible to use the club membership for their own personal use. In addition, certain executive officers and managers are eligible for a monthly automobile allowance. We also pay the premiums on life insurance policies for certain executive officers and managers.

We have disclosed the value of all perquisites to named executive officers in the Summary Compensation Table even if they fall below the disclosure thresholds under the SEC rules.

Tax and Accounting Policies Affecting Compensation Decisions

Section 162(m) of the Internal Revenue Code limits the deductibility of annual compensation in excess of $1.0 million paid to the Chief Executive Officer and any of the four other highest paid officers, to the extent they are listed officers on the last day of any given tax year. However, compensation is exempt from this limit if it qualifies as "performance-based compensation." Performance-based compensation generally includes only payments that are contingent on achievement of performance objectives, and excludes fixed or guaranteed payments.

Although we will consider deductibility under Section 162(m) with respect to the compensation arrangements for executive officers, deductibility will not be the sole factor used in determining appropriate levels or methods of compensation. Since our objectives may not always be consistent with the requirements for full deductibility, we may enter into compensation arrangements under which payments would not be deductible under Section 162(m).

We are required to amortize the fair value of equity awards as required under SFAS No. 123R, "Share-Based Payments". Under this accounting bulletin, which became effective for us on January 1, 2006, we apply the Black-Scholes valuation model to determine the fair value of equity awards on the date of grant, which is then amortized on a straight-line basis over the requisite service period. When making equity awards, the committee considered the amortization of expenses in granting equity awards in 2006.

Decisions Affecting 2007 and Future Compensation

In 2007, compensation components and factors are anticipated to be similar to 2006. However, with the proposed merger of First Busey and Main Street Trust, Inc., the decision was made to defer equity grants until some time after the completion of the merger. If for some reason the merger is not expected to be completed in 2007, the Compensation Committee will reconsider the granting of options in 2007.

As discussed above, in connection with the execution of the merger agreement with First Busey, we entered into letter agreements with Messrs. Lykins, Dukeman and White that amend the terms of their current employment agreements upon the completion of the proposed merger. Under Mr. Lykins's agreement, effective upon the closing of the proposed merger, Mr. Lykins, would receive a one-time change of control payment, would continue as an employee of the Company or its successor and receive an annual salary of $50,000. Under Mr. Dukeman's letter agreement, he has agreed to waive change in control benefits under his employment agreement if the proposed merger is completed. Lastly, under Mr. White's letter agreement, he has agreed to waive certain "walk away" rights following a change of control and instead, is entitled to a change of control payment if he is terminated without cause or if he is constructively discharged during the 36-month period following the proposed merger. Additionally, Mr. White would be entitled to a change of control payment if he terminates his employment agreement for any reason during the period beginning on the eighteen month anniversary of the closing of the proposed merger and ending on the third anniversary of the closing or if his employment is terminated because of death or disability during the first eighteen months following the proposed merger.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for the year ended December 31, 2006.

Submitted by:

                     Members of the Compensation Committee:

                           Frederic L. Kenney (chair)
                                 David J. Downey
                               George T. Shapland
                                 Thomas G. Sloan

Executive and Director Compensation


                                          Summary Compensation Table
----------------------------------------------------------------------------------------------------------------
  Name and principal      Year    Salary ($)    Bonus ($)     Option      Change in      All other     Total ($)
       position                                               awards       pension     compensation
                                                              ($)(1)      value and       ($)(3)
                                                                         nonqualified
                                                                           deferred
                                                                         compensation
                                                                           earnings
                                                                           ($)((2))
         (a)              (b)         (c)          (d)          (f)          (h)            (i)           (j)
----------------------------------------------------------------------------------------------------------------
Gregory B. Lykins         2006     $153,230      $65,000      $24,758       $2,564        $45,031      $290,583
Chairman of the Board

Van A. Dukeman            2006     $277,846     $150,000      $36,471       $1,900        $47,974      $514,191
President and Chief
Executive Officer

Donna R. Greene           2006     $147,461      $30,000      $11,551        $85          $30,732      $219,829
Executive Vice
President
of Wealth Management

Paul E. Donohue           2006     $147,461      $25,000      $18,729        $192         $30,120      $221,502
Executive Vice
President
of Sales and Marketing

David B. White            2006     $144,230      $50,000      $19,922       $1,509        $32,482      $248,143
Executive Vice
President, Treasurer
and
Chief Financial
Officer



     (1) Amounts reflect the compensation cost recognized for 2006 under Financial Accounting Standards Board's Financial Accounting Series
          Statement 123(R) (revised 2004), Share-Based Payment ("FAS 123R"). See
          Note 1(p) to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year-ended December 31, 2006 for a discussion of the relevant assumptions used in calculating the compensation cost and grant date fair value under FAS 123R.

     (2)  Represents   above-market  interest  on  deferred  compensation.   The
          interest  yield  on  the  deferred  compensation  plan  is  determined according to the plan  document  and is 125% of the declared  interest rate on Security  Life Corp.  III  policies  for the current  calendar month as  determined  by  Security  Life of Denver  (or any  successor thereto).  If that  monthly  rate is no longer  published or no longer deemed appropriate by the Company, a substantially similar rate may be chosen by the Compensation Committee.




     (3)  The following  table includes  amounts  reflected  under the All Other
          Compensation column for each named executive officer:

---------------------------------------------------------------------------------------------------------
                              Mr. Lykins     Mr. Dukeman       Ms. Greene      Mr. Donohue       Mr.White
---------------------------------------------------------------------------------------------------------
401(k) match ..............     $ 5,646         $ 7,500          $ 3,951          $3,950          $ 4,090

Non-qualified
  Retirement Plan
  contribution ............       3,000           7,585            2,627           3,169            3,220

Profit Sharing
    contribution ..........      12,100          12,100           10,213           9,668           10,074

Life insurance premiums ...       8,548           3,848            1,942           1,334            3,098

Automobile allowance ......       7,361           8,566            7,200           7,200            7,200

Country club fees .........       8,376           8,376            4,800           4,800            4,800
                           ------------------------------------------------------------------------------
Total                          $ 45,031        $ 47,974         $ 30,732        $ 30,120         $ 32,482
                           ==============================================================================



                           Grants of Plan Based Awards

The following table includes stock options granted pursuant to The Company's 2000 Stock Incentive Plan during 2006. No stock appreciation rights, restricted stock or other equity awards were granted to named executive officers in 2006 nor were any cash or non-cash awards made pursuant to an incentive plan.


---------------------------------------------------------------------------------------------------------------------
       Name                      Grant date             All other option       Exercise or base     Grant Date Fair
                                                       awards; Number of        price of option       Value ($)(1)
                                                     securities underlying       awards ($/Sh)
                                                            options
                                                              (#)
       (a)                            (b)                     (j)                     (k)                  (l)
---------------------------------------------------------------------------------------------------------------------
Gregory B. Lykins                02/21/2006                  5,000                  $30.10              $4.6865

Van A. Dukeman                   02/21/2006                  7,500                  $30.10              $4.6865

Donna R. Greene                  02/21/2006                  4,000                  $30.10              $4.6865

Paul E. Donohue                  02/21/2006                  4,000                  $30.10              $4.6865

David B. White                   02/21/2006                  4,000                  $30.10              $4.6865



     (1) The grant date fair value of stock option awards is calculated in accordance with FAS 123R. See Note 1(p) to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of the relevant assumptions used in calculating the grant date fair value under FAS 123R.


                  Outstanding Equity Awards at Fiscal Year-End

The table below summarizes stock options outstanding at December 31, 2006 for each of the named executive officers.


                -------------------------------------------------------------------------------
                         Name             Number of       Number of      Option      Option
                                         securities      securities     exercise   expiration
                                         underlying      underlying       Price       date
                                         unexercised     unexercised       ($)
                                           options         options
                                             (#)             (#)
                                         Exercisable   Unexercisable(2)
                         (a)               (b)(1)            (c)         (d)(1)        (e)
                -------------------------------------------------------------------------------
                Gregory B. Lykins           5,512             0         $18.37     04/12/2010
                                            5,250             0         $17.50     03/20/2011
                                            5,000             0         $18.60     03/19/2012
                                            5,000             0         $24.80     03/18/2013
                                            4,785            215        $30.60     02/17/2014
                                            3,123           1,877       $29.60     02/15/2015
                                            1,429           3,571       $30.10     02/21/2016

                Van A. Dukeman              5,512             0         $18.37     04/12/2010
                                            5,250             0         $17.50     03/20/2011
                                            5,000             0         $18.60     03/19/2012
                                            5,000             0         $24.80     03/18/2013
                                            7,178            322        $30.60     02/17/2014
                                            4,684           2,816       $29.60     02/15/2015
                                            2,143           5,357       $30.10     02/21/2016

                Donna R. Greene             2,498           1,502       $29.60     02/15/2015
                                            1,143           2,857       $30.10     02/21/2016

                Paul E. Donohue             3,828            172        $30.60     02/17/2014
                                            2,498           1,502       $29.60     02/15/2015
                                            1,143           2,857       $30.10     02/21/2016

                David B. White              3,307             0         $18.37     04/12/2010
                                            3,150             0         $17.50     03/20/2011
                                            3,000             0         $18.60     03/19/2012
                                            3,000             0         $24.80     03/18/2013
                                            3,828            172        $30.60     02/17/2014
                                            2,498           1,502       $29.60     02/15/2015
                                            1,143           2,857       $30.10     02/21/2016


     (1) The number of unexercised options and the option exercise price for grants expiring in 2010 and 2011 for Messrs. Lykins, Dukeman and White have been adjusted for stock dividends.


     (2) All option awards included in the Outstanding Equity Awards at Fiscal Year End Table vest ratably over three years from the date of grant. The exercise price for all option awards is the closing price on the date of grant.


                        Option Exercises and Stock Vested

The following table summarizes the stock option exercises stock by named executive officers in 2006.


                       -------------------------------------------------------------------
                                                             Option Awards
                       -------------------------------------------------------------------
                               Name               Number of shares       Value realized
                                                acquired on exercise       on exercise
                                                         (#)                  ($)(1)
                                (a)                      (b)                    (c)
                       -------------------------------------------------------------------
                       Gregory B. Lykins                 -                      -

                       Van A. Dukeman                    -                      -

                       Donna R. Greene                   -                      -

                       Paul E. Donohue                   -                      -

                       David B. White                  1,000                 $10,300


     (1) Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.



                       Nonqualified Deferred Compensation

The following table provides information regarding 2006 nonqualified deferred compensation for our named executive officers. For further explanation of our deferred compensation arrangements, see the discussion under "Compensation Discussion and Analysis."


----------------------------------------------------------------------------------------------------------
      Name                  Executive       Registrant       Aggregate      Aggregate         Aggregate
                          contributions    contributions    earnings in    withdrawals/      balance at
                            in last FY       in last FY        last FY       distrib          last FYE
                             ($)(1)           ($)(2)           ($)(3)          ($)               ($)
      (a)                      (b)             (c)             (d)             (e)               (f)
----------------------------------------------------------------------------------------------------------
Gregory B. Lykins           $31,942          $3,000          $34,490             -            $595,499

Van A. Dukeman              $35,284          $7,585          $25,471             -            $452,397

Donna R. Greene             $11,853          $2,627           $1,212             -            $28,056

Paul E. Donohue             $21,723          $3,169           $2,700             -            $57,841

David B. White              $21,365          $3,220          $20,316             -            $354,511


     (1) Executive Contributions includes amounts reported in the Summary Compensation Table as Salary.

     (2) Registrant Contributions includes amounts reported in the Summary Compensation Table under All Other Compensation.

     (3) Aggregate Earnings in last fiscal year includes amounts reported in the Summary Compensation Table under Change in Pension Value and Nonqualified Deferred Compensation Earnings as above-market interest on deferred compensation.


                              Director Compensation

The following table describes compensation for the Company's non-employee directors for 2006. The amounts reported include compensation paid to the non-employee directors in their capacity as directors of our wholly-owned subsidiaries, Main Street Bank and Trust and FirsTech, in addition to their service as directors of the Company.


--------------------------------------------------------------------------------
      Name(1)                  Fees           Option Awards              Total
                            earned or            ($)(3)                    ($)
                            paid in
                              cash
                            ($)(2)

        (a)                    (b)                                        (h)
--------------------------------------------------------------------------------
David J. Downey              $7,000             $25,059                 $32,059

Van A. Dukeman(1)                 -             $36,471                 $36,471

Larry D. Haab                $4,250             $25,059                 $29,309

Frederic L. Kenney           $7,000             $25,059                 $32,059

Gregory B. Lykins(1)              -             $24,758                 $24,758

August C. Meyer, Jr.              -             $25,059                 $25,059

George T. Shapland           $7,000             $25,059                 $32,059

Thomas G. Sloan              $3,000             $25,059                 $28,059

H. Gale Zacheis, M.D.        $2,000             $25,059                 $27,059


     (1) Directors of the Company who are also employees were not separately compensated for service on the boards or committees. Non-employee directors receive 5,000 options for service on the holding company Board but do not otherwise receive cash compensation for service on the holding company Board. Options awarded to non-employee directors vest ratably over a one year period. Non-employee directors receive an annual fee of $2,000 for service on the Audit Committee, an annual fee of $1,000 for service on the Compensation and Nominating Committees combined, an annual fee of $6,000 for service on the Senior Loan Committee and an annual fee of $1,250 for service on the FirsTech Board.

     (2)  The  following   table   provides   additional   information  on  2006
          compensation for non-employee directors who served during 2006.


                                       Holding
                                       Company     Bank     FirsTech
                                      Committee  Committee   Board       Total
                   Name                Fees($)    Fees($)    Fees($)    Fees($)
             ------------------------------------------------------------------
             David J. Downey            1,000      6,000          -       7,000
             Larry D. Haab              3,000          -      1,250       4,250
             Frederic L. Kenney         1,000      6,000          -       7,000
             August  C.   Meyer, Jr.        -          -          -           -
             George T. Shapland         1,000      6,000          -       7,000
             Thomas G. Sloan            3,000          -          -       3,000
             H. Gale Zacheis            2,000          -          -       2,000

     (3) Amounts reflect the compensation cost recognized for 2006 under FAS 123R. See Note 1(p) to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year-ended December 31, 2006 for a discussion of the relevant assumptions used in calculating the compensation cost and grant date fair value under FAS 123R.

Potential Payments Upon Termination or Change in Control

The following table sets forth information concerning potential payments and benefits under the Company's compensation programs and benefit plans to which the named executive officers would be entitled upon a hypothetical termination of employment as of December 31, 2006. Please note that the amounts set forth below, may not reflect amounts due to any executive officer in connection with the proposed transaction with First Busey, which amounts may depend on circumstances beyond the control of the Company such as individual negotiations with First Busey. As is more fully described below, all five of named executive officers have entered into employment agreements with the Company (or its predecessor), which provide for payments and benefits to the executives if an executive should experience a termination of employment without cause, a constructive discharge, death or disability (in the case of Messrs. Lykins and Dukeman) or a termination in connection with a change in control of the Company. Except for the payments and benefits provided by the employment agreements, all other payments and benefits provided to any named executive officer upon termination of his employment are the same as the payments and benefits provided to other eligible executives of the Company. For purposes of estimating the value of certain equity awards management has assumed a price per share of the Company's common stock of $35.25, which was the closing price on December 29, 2006, the last trading day of the year.


--------------------------------------------------------------------------------------------------------------------
                                          Continuation   Acceleration
                               Cash        of Medical/    of Deferred   Acceleration                      Total
                             Severance       Dental      Compensation     of Equity     Excise Tax     Termination
                              Payment     Benefits((1))     Vesting        Awards      Gross-Up((2))    Benefits
--------------------------------------------------------------------------------------------------------------------
Gregory B. Lykins

Termination - without        $289,000        $11,819          ---            ---            ---         $300,819
cause, constructive
discharge, death or
disability

Termination in               $900,000        $35,457          ---          $29,995          ---         $965,452
connection with change
in control
--------------------------------------------------------------------------------------------------------------------
Van A. Dukeman

Termination - without        $505,000        $15,264          ---            ---            ---         $520,264
cause, constructive
discharge, death or
disability

Termination in              $1,515,000       $45,792          ---          $44,996       $548,165      $2,153,953
connection with change
in control
--------------------------------------------------------------------------------------------------------------------
Donna R. Greene

Termination - without        $209,976        $7,292           ---            ---            ---         $217,268
cause or constructive
discharge

Termination in               $407,976        $14,584         $315          $23,200          ---         $446,075
connection with change
in control
--------------------------------------------------------------------------------------------------------------------
Paul E. Donohue

Termination - without        $202,119        $9,320           ---            ---            ---         $211,439
cause or constructive
discharge

Termination in               $400,119        $18,640         $849          $24,000          ---         $443,608
connection with change
in control
--------------------------------------------------------------------------------------------------------------------
David B. White

Termination - without        $195,000        $7,466           ---            ---            ---         $202,466
cause or constructive
discharge

Termination in               $390,000        $14,932          ---          $24,000          ---         $428,932
connection with change
in control
--------------------------------------------------------------------------------------------------------------------



     (1)  These  are  estimated   amounts  due  for   continuation  of  medical,
          disability and life insurance benefits based on 2007 group premiums charged to the Company and its employees under the group plans sponsored by the Company.

     (2) Pursuant to the terms of their employment agreements, Messrs. Lykins and Dukeman are entitled to receive a "gross-up" payment for any excise tax (and income and employment taxes thereon) that would be due in connection with parachute payments made to them. While circumstances could exist under which an excise tax gross-up payment would be due to Mr. Lykins, management does not believe that any payments reflected in this table would result in the imposition of an excise tax under the Internal Revenue Code based upon a termination of employment in connection with a change in control occurring on December 31, 2006. Further, although an excise tax gross-up payment is included above for Mr. Dukeman, management believes that there are alternatives, which would typically be considered in the context of an actual change in control situation, that would result in no excise tax being imposed on Mr. Dukeman at the time of an actual change in control. The terms of the employment agreements for Ms. Greene and Messrs. Donohue and White require that their parachute payments be reduced to an amount that is one dollar less than the threshold for imposing an excise tax under the Internal Revenue Code, in order to avoid the imposition of any such excise tax. While circumstances could exist under which such a reduction would be required, management does not believe that any payments reflected in this table would result in the imposition of an excise tax under the Internal Revenue Code based upon a termination of employment in connection with a change in control occurring on December 31, 2006.


Accrued Pay and Regular Retirement Benefits. The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

     o    Accrued salary and vacation pay.

     o Distributions of plan balances under any of the following Company plans: the 401(k) plan, the profit-sharing plan and the deferred compensation plan. See "All Other Compensation" in the Compensation Discussion and Analysis section for a general description of each such plan. Also, see the "Nonqualified Deferred Compensation" table for information on current account balances.

     o The value of option continuation upon a termination of employment, since all employees are treated in a similar manner under the terms of the Company's 2000 Stock Incentive Plan.

Death, Disability and Retirement. As is the case with any other eligible participant under the Company's 2000 Stock Incentive Plan, upon a termination of employment for any reason other than death, disability, retirement or in connection with a change in control, the named executive officers will have a period of three months during which to exercise their vested outstanding stock options. Upon a termination of employment due to death or disability, the named executive officers will have a period of twelve months to exercise their vested outstanding stock options. If the named executive officer retires, his or her vested outstanding stock options may be exercised at any time during the remainder of an option's original ten-year term; provided, however, that if the executive officer dies after retirement, any vested outstanding stock options must be exercised within twelve months of his or her death. Any options which are not vested at the time of termination will be forfeited.

Acceleration of Vesting Upon a Change in Control. All employees, including the named executive officers, who receive stock options under the Company's 2000
Stock Incentive Plan will immediately and fully vest in any unvested stock options held by such employee upon the occurrence of a change in control.

Employment Agreements. Other than as is provided in the employment agreements, no named executive officer will be entitled to any payments or benefits (in addition to those provided under the standard terms of the Company's employee benefit plans and programs) upon a termination of employment that occurs other than in connection with a change in control. Other than as is provided in the employment agreements, and except as is provided in accordance with the terms of the Company's 2000 Stock Incentive Plan, no named executive officer will be entitled to any payments or benefits (in addition to those provided under the standard terms of the Company's employee benefit plans and programs) as a result of the occurrence of a change in control or as a result of a termination of employment in connection with a change in control.

In the case of a termination of employment by the Company without cause or a constructive discharge (or, in the case of Messrs. Lykins and Dukeman, in addition to such terminations, termination of employment due to death or disability), the employment agreements provide for the following:

     o Payment of a severance benefit equal to the sum of the executive's current annual base salary plus the amount of his or her most recently awarded performance bonus. In addition, if the executive officer's employment is terminated prior to the end of his or her employment term, he or she will be entitled to receive an additional cash payment in an amount equal to the value of contributions that would have been made on behalf of the executive officer under all applicable retirement and other employee benefit plans had the executive officer remained employed by the Company through the end of his or her employment term. All of the employment agreements currently provide for a one-year term of employment.

     o The Company will provide each named executive officer (and his or her dependents) with continuing coverage under all existing health and disability programs (and, in the case of Messrs. Lykins, Dukeman and White, life insurance programs) for a period of one year following the effective date of termination, provided that, with respect to Ms. Greene and Messrs. Donohue and White, to the extent the executive officer paid a portion of the premium for any such benefit prior to termination, he or she shall continue to pay such portion during the continuation period. The total cost of the continuation benefits for Messrs. Lykins and Dukeman will be paid by the Company.

In the case of Ms. Greene and Messrs. Donohue and White, if an executive officer's employment is terminated within 12 months immediately following a change in control, the employment agreements provide for the following:

     o Payment of a severance benefit equal to two times the sum of the executive's current annual base salary plus the amount of his or her most recently awarded performance bonus. In addition, if the executive officer's employment is terminated prior to the end of his or her employment term, he or she will be entitled to receive an additional cash payment in an amount equal to the value of contributions that would have been made on behalf of the executive officer under all applicable retirement and other employee benefit plans had the executive officer remained employed by the Company through the end of his or her employment term.

     o The Company will provide Ms. Greene and Messrs. Donohue and White (and each of their dependents) with continuing coverage under all existing health and disability programs (and, in the case of Mr. White, life insurance programs) for a period of two years following the effective date of termination, provided that, to the extent the executive officer paid a portion of the premium for any such benefit prior to termination, he or she shall continue to pay such portion during the continuation period.

     o Upon a change in control, executives may be subject to certain excise taxes under Section 280G of the Internal Revenue Code on any parachute payments due to them. The employment agreements for Ms. Greene and Messrs. Donohue and White provide that the value of their parachute payments shall be reduced to an amount that is one dollar less than the threshold for imposition of an excise tax under Section 280G of the Internal Revenue Code to avoid the imposition of such excise tax. While circumstances could exist under which such a reduction would be required, management does not believe that any payments reflected in this table would result in the imposition of an excise tax under the Internal Revenue Code based upon a termination of employment in connection with a change in control occurring on December 31, 2006.

In the case of Messrs. Lykins and Dukeman, if an executive officer's employment is terminated within the 18 months preceding or the 12 months immediately following a change in control, the employment agreements provide for the following:

     o    Payment of a severance benefit equal to the greater of (i) $900,000 or
          (ii) three times the sum of the executive's current annual base salary plus the amount of his most recently awarded performance bonus. In addition, if the executive officer's employment is terminated prior to the end of his employment term, he will be entitled to receive an additional cash payment in an amount equal to the value of contributions that would have been made on behalf of the executive officer under all applicable retirement and other employee benefit plans had the executive officer remained employed by the Company through the end of his employment term.

     o The Company will provide Messrs. Lykins and Dukeman (and each of their dependents) with continuing coverage under all existing health, disability and life insurance programs for a period of three years following the effective date of termination. The total cost of the continuation benefits for Messrs. Lykins and Dukeman will be paid by the Company.

     o Upon a change in control, Messrs. Lykins and Dukeman may be subject to certain excise taxes under Section 280G of the Internal Revenue Code. The Company agreed to "gross-up" each of them for those excise taxes as well as any income and employment taxes payable by the executive as a result of any reimbursements for the 280G excise taxes. While circumstances could exist under which excise tax gross-up payments would be due to the executives, management does not believe that any payments made to Messrs. Lykins and Dukeman as a result of a termination of employment in connection with a change in control occurring on December 31, 2006 would result in the imposition of an excise tax under the Internal Revenue Code.

In exchange for the payments and benefits provided under the employment agreements, the named executive officers agree to be bound by a one-year restrictive covenant, which will be effective throughout the geographic area within a 50 mile radius from the Company's main office in Champaign, Illinois, and, in addition, in the case of Ms. Greene, within a 50 mile radius of any of its subsidiary banks. The restrictive covenant will prohibit the executive from competing, in any way, with the Company for the one-year period.

Compensation Committee Interlocks and Insider Participation

The following directors served on the Compensation Committee in 2006: Messrs. Kenney (chair), Downey, Shapland and Sloan. The Company's Compensation Committee establishes compensation and benefits for the Chief Executive Officer and reviews and recommends compensation and benefits for other executive officers and senior management of the Company and of the subsidiaries. During 2006, no executive officer served on the Board of Directors or compensation committee of any other corporation with respect to which any member of the Compensation
Committee was engaged as an executive officer. No member of the Compensation Committee was a company employee in 2006 and none was formerly an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding the Company's common stock beneficially owned on March 13, 2007 with respect to all persons known to the Company to be the beneficial owner of more than five percent of the common stock, each director and nominee, other named executive officers and all directors and executive officers of the Company as a group.


Name of Individual and               Amount and Nature of       Percent
Number of Persons in Group          Beneficial Ownership(1)     of Class
--------------------------------------------------------------------------------
David J. Downey                              275,453              2.7%
Van A. Dukeman(2)                            162,680              1.6%
Larry D. Haab(3)                              40,968              *
Frederic L. Kenney(4)                         75,380              *
Gregory B. Lykins(5)                       2,160,103              21.5%
August C. Meyer, Jr.                         105,566              1.0%
George T. Shapland                           383,848              3.8%
Thomas G. Sloan(6)                           114,584              1.1%
H. Gale Zacheis(7)                            50,024              *
Paul E. Donohue                                8,605              *
Donna R. Greene(8)                             7,443              *
David B. White                                23,689              *

All directors and executive                3,508,944              35.0%
officers as a group((9))
(17 persons)



     (1) The information contained in this column is based upon information furnished to the Company by the persons named above and the members of the designated group. The nature of beneficial ownership for shares shown in this column is sole voting and investment power, except as set forth in the footnotes below. Pursuant to the rules of the
          Securities and Exchange Commission, shares obtainable through the exercise of options which are currently exercisable, or which will become exercisable within 60 days of the date of the information contained in this table, are included as beneficially owned. The number of shares obtainable through options and included in this table are as follows: 35,762 shares for Messrs. Downey, Kenney, Meyer, Shapland, Sloan, and Zacheis; 20,000 shares for Mr. Haab; 36,898 shares for Mr. Dukeman; 31,519 shares for Mr. Lykins; 8,605 shares for Mr. Donohue; 4,605 shares for Ms. Greene; and 21,062 shares for Mr. White. Each director and officer has sole voting and investment power over such shares. Inclusion of shares shall not constitute an admission of beneficial ownership or voting or investment power over such shares.

     (2) Includes 2,866 shares owned by Mr. Dukeman's spouse over which Mr. Dukeman has shared voting and investment power, and 2,902 shares held in the the Company profit sharing plan.

     (3) Includes 2,707 shares held in a trust for which Mr. Haab serves as trustee over which Mr. Haab has shared voting and investment power.

     (4) Includes 29,208 shares owned by Mr. Kenney's spouse over which Mr. Kenney has shared voting and investment power; 6,304 shares owned jointly with Mr. Kenney's spouse over which Mr. Kenney has shared voting and investment power; and 2,097 shares held by Mr. Kenney's minor children over which Mr. Kenney has shared voting and sole investment power.

     (5) Includes 4,209 shares owned by Mr. Lykins' spouse over which Mr. Lykins has shared voting and investment power and 2,555 shares held in the the Company profit sharing plan. Also includes 1,818,691 shares held in certain trusts for the benefit of Mr. Meyer's descendents, for which Mr. Lykins serves as the trustee and has sole voting and investment power.

     (6) Includes 800 shares owned by Mr. Sloan's spouse over which Mr. Sloan has shared voting and investment power.

     (7) Includes 1,082 shares owned by Dr. Zacheis' spouse over which Dr. Zacheis has shared voting and investment power.

     (8) Includes 284 shares owned by Ms. Greene's spouse over which Ms. Greene has shared voting and investment power; 559 shares held in the the Company profit sharing plan; 1,244 shares owned jointly with Ms. Greene's spouse over which Ms. Greene has shared voting and investment power; and 400 shares owned jointly with Ms. Greene's father over which Ms. Greene has shared voting and investment power.

     (9) Includes 418,895 total shares obtainable through the exercise of options that are currently exercisable.


Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth the following information as of December 31, 2006 for all compensation plans previously approved by our shareholders:

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

-----------------------------------------------------------------------------------------------------------------------
Plan category                       Number of securities to be        Weighted-average exercise    Number of securities
                                    issued upon exercise of           price of outstanding         remaining available
                                    outstanding options               options                      for future issuance
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                      845,381                         $24.76                  1,217,873
approved by security holders

Equity compensation plans not                        0                            ---                      0
approved by security holders


Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

Certain Relationships and Related Transactions

Directors and officers of the Company and its respective subsidiaries were customers of and had transactions with, the Company and its subsidiaries during 2006. Additional transactions may be expected to take place in the future. All outstanding loans, commitments to loan, transactions in repurchase agreements and certificates of deposit and depository relationships, in the opinion of management, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans are approved by the subsidiary bank's board of directors in accordance with the bank regulatory requirements. Additionally, it is the practice and policy of the Board of Directors that the full Board considers other non-lending transactions between a director and the Company, including its subsidiaries, to ensure that such transactions do not affect a director's independence.

In November 1999, BankIllinois Financial, the predecessor of Main Street Bank and Trust, entered into a lease agreement with Midwest Television, Inc. for office space located in the Company's main office building located at 100 West University Avenue, Champaign. The Company is now a party to the lease as successor of BankIllinois Financial. Mr. Meyer, a director of the Company, serves as president of Midwest Television, Inc., and is a controlling shareholder of Midwest Television, Inc. Lease payments are approximately $86,000 annually. In addition, the Company leases space from Mr. Meyer in a building in Champaign that is used for the Company's campus branch banking operations, with lease payments totaling approximately $61,000 annually. Management believes that the terms of these leases are no less favorable to the Company or its subsidiaries than would have been obtained from non-affiliated parties.

Director Independence

A majority of the Company's directors are deemed to be "independent" as defined by Nasdaq . Because of their positions as executive officers, Messrs. Dukeman and Lykins are not "independent" under the rules established by Nasdaq. With the exception of Mr. Meyer, the remaining directors are deemed to be independent.
The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee, and each member of those committees is "independent" under the rules established by Nasdaq.

Item 14. Principal Accountant Fees and Services

Accountant Fees

Audit Fees. The aggregate amount of fees billed by McGladrey & Pullen, LLP for its audit of the Company's annual financial statements for 2006 and 2005 were $245,575 and $233,500. The audit services also include the review of financial statements included in our quarterly reports on Form 10-Q and Form 10-K as well as attestation of internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act of 2002 and FDICIA. Fees also include services normally performed by an independent auditor in connection with statutory and regulatory filings such as the filing of an S-4 and 8-K in relation to the Citizen's acquisition in 2005 and the Busey merger in 2006. The fees included in the amounts listed above for these filings were $12,925 in 2006 and $1,750 in 2005.

Audit Related Fees. The aggregate amount of fees billed by McGladrey & Pullen, LLP, for professional services rendered in 2006 and 2005 were $5,000 and $21,450. The services provided in 2005 were principally for consultations concerning SEC filings.

Tax Fees. The aggregate amounts of tax-related services billed by RSM McGladrey, Inc., an affiliate of McGladrey & Pullen, LLP, for 2006 and 2005 were $36,665 and $20,447, for professional services rendered for tax compliance, tax advice and tax planning. The services provided also included assistance with the preparation of the Company's tax return and guidance with respect to estimated tax payments.

All Other Fees. The aggregate amount of fees billed by RSM McGladrey, Inc. for professional services rendered in 2005 were $3,100. There were no professional services rendered in 2006. The services provided in 2005 were in conjunction with assisting the Bank in the development and presentation of a Bank Secrecy Act risk assessment.

The Audit Committee, after consideration of the matter, does not believe that the rendering of these services by McGladrey & Pullen, LLP and its affiliate to be incompatible with maintaining its independence as our principal accountant.

Audit Committee Pre-Approval Policy

Among other things, the Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has adopted a policy concerning the approval of the audit and permissible non-audit services to be provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. On a case-by-case basis, audit or permissible non-audit services proposed to be performed are considered by and, if deemed appropriate, approved by the Audit Committee in advance of the performance of such services. All of the fees earned by McGladrey & Pullen, LLP and RSM McGladrey, Inc. described above were attributable to services pre-approved by the Audit Committee.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)    Index to Financial Statements

          See page 42.

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

    10.3       Employment   Agreement   by      Exhibit  10.5  to  the  Registration
               and   between  the  Company      Statement  on Form  S-4  filed  with
               and David B. White               the  Commission  on March 15,  1996,
                                                as amended (SEC File No. 33-90342)

    10.4       Employment Agreement by          Exhibit 10.5 to the Form 10-K filed
               and between The First            with the Commission on March 24,
               National Bank of Decatur         2003 (SEC File No. 000-30031)
               and Chris Shroyer

    10.5       Employment Agreement by          Exhibit 10.6 to the Form 10-K filed
               and between the Company          with the Commission on March 15,
               and Robert F. Plecki             2004 (SEC File No. 000-30031)

    10.6       Employment Agreement by          Exhibit  10.5 to the Form 10-K filed
               and between the Company          with the  Commission  on  March  15,
               and Paul E. Donohue              2005 (SEC File No. 000-30031)

    10.7       Employment Agreement by          Exhibit  10.5 to the Form 10-K filed
               and between the Company          with the  Commission  on  March  15,
               and Donna R. Greene              2005 (SEC File No. 000-30031)

    10.8       Main Street Trust, Inc.          Exhibit 10.1 to the Form S-8 filed
               2000 Stock Incentive Plan        with the Commission on November 29,
                                                2000 (SEC File No. 333-50890)
    10.9       Main Street Trust, Inc.          Exhibit 10.5 to the Form 10-K filed
               2000 Stock Incentive Plan        with the Commission on March 15,
               Director Stock Option            2005 (SEC File No. 000-30031)
               Agreement

    10.10      Main Street Trust, Inc.          Exhibit 10.5 to the Form 10-K filed
               2000 Stock Incentive Plan        with the Commission on March 15,
               Employee Stock Option            2005 (SEC File No. 000-30031)
               Agreement

    10.11      Credit Agreement dated as        Exhibit  10.1 to the Form 10-Q filed
               of March 31, 2005 between        with the  Commission on May 10, 2005
               JP Morgan Chase Bank, N.A.       (SEC File No. 000-30031)
               and Main Street Trust, Inc.


    10.12      Agreement and Plan of            Exhibit  2.1 to the Form  8-K  filed
               Merger between Main Street       with  the  Commission  on  September
               Trust, Inc. and First            21, 2006 (SEC File No. 000-30031)
               Busey Corporation dated
               September 20, 2006

    10.13      Letter agreement between         Exhibit  99.1 to the Form 8-K  filed
               Main Street Trust, Inc.          with  the  Commission  on  September
               and Gregory B. Lykins,           21, 2006 (SEC File No. 000-30031)
               dated September 20, 2006

    10.14      Letter agreement between         Exhibit  99.2 to the Form 8-K  filed
               Main Street Trust, Inc.          with  the  Commission  on  September
               and Van A. Dukeman, dated        21, 2006 (SEC File No. 000-30031)
               September 20, 2006

    10.15      Letter agreement between         Exhibit  99.3 to the Form 8-K  filed
               Main Street Trust, Inc.          with  the  Commission  on  September
               and David B. White, dated        21, 2006 (SEC File No. 000-30031)
               September 20, 2006

    21.1       Subsidiaries of the              Exhibit  21.1 to the Form 10-K filed
               Registrant                       with the  Commission  on  March  16,
                                                2006 (SEC File No. 000-30031)

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.


By:  /s/ Van A. Dukeman                      By:  /s/ David B. White
     ---------------------------                  ------------------------------
     Van A. Dukeman                               David B. White
     President, CEO and Director                  Executive Vice President and
                                                  Principal Financial and
                                                  Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.


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


/s/ Van A. Dukeman
--------------------------------------
Van A. Dukeman                                    President, CEO and Director


/s/ David J. Downey
--------------------------------------
David J. Downey                                   Director


/s/ Larry D. Haab
--------------------------------------
Larry D. Haab                                     Director


/s/ Frederic L. Kenney
--------------------------------------
Frederic L. Kenney                                Director


/s/ August C. Meyer, Jr.
--------------------------------------
August C. Meyer, Jr.                              Director


/s/ George T. Shapland
--------------------------------------
George T. Shapland                                Director


/s/ Thomas G. Sloan
--------------------------------------
Thomas G. Sloan                                   Director


/s/ H. Gale Zacheis
--------------------------------------
H. Gale Zacheis                                   Director