Form 10-Q
period 2007-03-31
MAIN STREET TRUST INC
filed 2007-05-09
CIK 1099777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

Commission File Number:  0-30031

MAIN STREET TRUST, INC.

(Exact name of Registrant as specified in its charter)

Illinois	37-1338484
(State or other jurisdiction	(I.R.S. Employer Identification
of incorporation or organization)	Number)

100 West University, Champaign, Illinois	61820
(Address of principal executive offices)	(Zip Code)

(217) 351-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes  ☐                   No ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of May 2, 2007:

Main Street Trust, Inc. Common Stock               10,039,138

PART I.                 FINANCIAL INFORMATION

Item 1.  Financial Statements

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$45,764	$48,608
Federal funds sold and interest bearing deposits	3,066	12,777
Cash and cash equivalents	48,830	61,385
Investments in debt and equity securities:
Available-for-sale, at fair value	320,137	318,575
Held-to-maturity, at cost (fair value of $61,871 and $69,037 at March 31, 2007 and December 31, 2006, respectively)	62,458	69,893
Non-marketable equity securities	13,847	14,227
Total investments in debt and equity securities	396,442	402,695
Loans, net of allowance for loan losses of $13,731 and $14,437 at March 31, 2007 and December 31, 2006, respectively	995,353	987,485
Mortgage loans held for sale	1,690	1,116
Premises and equipment	23,655	22,447
Goodwill	20,736	20,736
Core deposit intangibles	3,481	3,698
Accrued interest receivable	11,674	9,663
Other assets	27,178	27,376
Total assets	$1,529,039	$1,536,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$215,226	$225,325
Interest bearing	1,027,549	1,008,162
Total deposits	1,242,775	1,233,487
Federal funds purchased and repurchase agreements	95,056	108,323
Federal Home Loan Bank advances and other borrowings	18,023	24,477
Accrued interest payable	4,849	5,187
Other liabilities	14,829	14,772
Total liabilities	1,375,532	1,386,246

Commitments and financial instruments (See Note 6)

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized	—	—
Common stock, $0.01 par value; 15,000,000 shares authorized; 11,219,319 shares issued	112	112
Paid in capital	56,294	56,089
Retained earnings	131,693	129,539
Accumulated other comprehensive loss	(842)	(1,155)
	187,257	184,585
Less: treasury stock, at cost, 1,180,181 and 1,196,950 shares at March 31, 2007 and December 31, 2006, respectively	(33,750)	(34,230)
Total shareholders’ equity	153,507	150,355
Total liabilities and shareholders’ equity	$1,529,039	$1,536,601

See accompanying notes to unaudited consolidated financial statements.

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited, in thousands, except share data)

	2007	2006
Interest income:
Loans and fees on loans	$18,004	$16,795
Investments in debt and equity securities
Taxable	4,362	4,106
Tax-exempt	241	330
Federal funds sold and interest bearing deposits	248	297
Total interest income	22,855	21,528

Interest expense:
Deposits	9,262	7,418
Federal funds purchased and repurchase agreements	1,293	1,151
Federal Home Loan Bank advances and other borrowings	287	681
Total interest expense	10,842	9,250

Net interest income	12,013	12,278
Provision for loan losses	600	450
Net interest income after provision for loan losses	11,413	11,828

Non-interest income:
Trust and brokerage fees	2,158	1,915
Remittance processing	2,279	1,765
Service charges on deposit accounts	564	685
Securities transactions, net	(231)	267
Gain on sales of mortgage loans, net	102	126
Other	771	761
Total non-interest income	5,643	5,519

Non-interest expense:
Salaries and employee benefits	5,995	5,921
Occupancy	794	792
Equipment	681	615
Data processing	909	738
Office supplies	301	296
Service charges from correspondent banks	78	64
Amortization of core deposit intangibles	217	218
Other	1,367	1,401
Total non-interest expense	10,342	10,045

Income before income taxes	6,714	7,302
Income taxes	1,940	2,612
Net income	$4,774	$4,690

Per share data:
Basic earnings per share	$0.48	$0.46
Weighted average shares of common stock outstanding	10,029,580	10,141,775

Diluted earnings per share	$0.47	$0.46
Weighted average shares of common stock and dilutive potential common shares outstanding	10,191,282	10,264,692

See accompanying notes to unaudited consolidated financial statements.

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Net income	$4,774	$4,690
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period, net of tax of $117 and ($373), for March 31, 2007 and 2006, respectively	175	(561)
Less: reclassification adjustment for losses (gains) included in net income, net of tax of $93 and ($107), for March 31, 2007 and 2006, respectively	138	(160)
Other comprehensive income (loss)	313	(721)

Comprehensive income	$5,087	$3,969

See accompanying notes to unaudited consolidated financial statements.

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ending March 31, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$4,774	$4,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization—fixed assets	687	639
Amortization of bond premiums and accretion of discounts, net	56	137
Amortization of core deposit intangibles	217	218
Provision for loan losses	600	450
Securities transactions, net	231	(267)
Undistributed (gain) loss from non-marketable equity securities	(81)	226
Gain on sales of mortgage loans, net	(102)	(126)
Proceeds from sales of mortgage loans originated for sale	9,252	11,580
Mortgage loans originated for sale	(9,724)	(11,489)
Gains on sales of other real estate, net	(153)	(3)
Stock based compensation plan expense	123	157
Other, net	(2,403)	(3,723)
Net cash provided by operating activities	3,477	2,489

Cash flows from investing activities:
Net (increase) decrease in loans	(8,468)	40,358
Proceeds from maturities and calls of investments in debt securities:
Held-to-maturity	8,014	1,683
Available-for-sale	17,380	1,670
Proceeds from sales of investments:
Available-for-sale	248	2,493
Purchases of investments in debt and equity securities:
Held-to-maturity	(2,199)	(11,116)
Available-for-sale	(18,944)	(31,916)
Other equity securities	(151)	(500)
Principal paydowns from mortgage-backed securities:
Held-to-maturity	1,595	1,055
Available-for-sale	469	1,537
Return of principal on other equity securities	157	675
Purchases of premises and equipment	(1,895)	(433)
Proceeds from sales of other real estate	249	54
Net cash (used in) provided by investing activities	(3,545)	5,560

Cash flows from financing activities:
Net increase (decrease) in deposits	9,288	(23,247)
Net decrease in federal funds purchased and repurchase agreements	(13,267)	(3,106)
Payments on Federal Home Loan Bank advances and other borrowings	(6,454)	(19,620)
Cash dividends paid	(2,506)	(2,334)
Excess tax benefit- stock based compensation plan	82	—
MSTI stock transactions, net	370	(455)
Net cash used in financing activities	(12,487)	(48,762)
Net decrease in cash and cash equivalents	(12,555)	(40,713)
Cash and cash equivalents at beginning of year	61,385	94,066
Cash and cash equivalents at end of period	$48,830	$53,353

See accompanying notes to unaudited consolidated financial statements.

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flow Information

For the Three Months Ending March 31, 2007 and 2006

(Unaudited, in thousands)

	2007	2006

Cash paid during the year for:
Interest	$11,180	$9,397
Income taxes	1,069	575
Real estate acquired through or in lieu of foreclosure	—	555
Dividends declared not paid	2,510	2,331

See accompanying notes to unaudited consolidated financial statements.

MAIN STREET TRUST, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Main Street Trust, Inc., have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of and for the year ended December 31, 2006, and schedules in the Main Street Trust, Inc.’s Form 10-K filed on March 16, 2007.

In the opinion of management, the consolidated financial statements of Main Street Trust, Inc. and its subsidiaries, as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006, include all adjustments necessary for a fair presentation of the results of those periods.  All such adjustments are of a normal recurring nature.

Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for the year ended December 31, 2007.

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold and interest bearing deposits.  Generally, federal funds are sold for one-day periods.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.  Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 2.  Company Information/Business Combination

Main Street Trust, Inc. (the “Company”), an Illinois corporation, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  The Company was incorporated on August 12, 1999, and is the parent company of Main Street Bank & Trust (the “Bank”) and FirsTech, Inc. (“FirsTech”), a remittance processing company.  On June 14, 2001, the Company was certified by the Board of Governors of the Federal Reserve System as a financial holding company.  This designation allows the Company to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities.  However, the Company has no current plans to do so.

On September 21, 2006, the Company announced its intent to merge with First Busey Corporation in Urbana, Illinois.  If the proposed merger is completed, the combined company is expected to operate under the name First Busey Corporation and would list its common stock on the NASDAQ Global Select Market and trade under the symbol BUSE.  Under terms of the merger agreement, Main Street shareholders will receive shares of First Busey common stock, using a fixed exchange ratio of 1.55 shares of First Busey common stock for each share of Main Street common stock.  As of March 31, 2007, First Busey Corporation had consolidated assets of $2.511 billion, consolidated total deposits of $2.042 billion and consolidated stockholders equity of $187.608 million.  At separate special meetings of their respective shareholders on February 28, 2007, a majority of the shareholders of Main Street and First Busey voted to approve the merger.  The merger is still subject to regulatory approval and other customary closing conditions.  The transaction is expected to be completed during the second quarter of 2007.  Following the merger of the two holding companies, it will be their intent to merge their Illinois-based banking subsidiaries, Busey Bank and Main Street Bank & Trust.  The two banks will be merged under Busey Bank’s state charter, and the bank name will remain Busey Bank.

Note 3.  Income per Share

Net income per common share has been computed as follows:

	Three Months Ended
	March 31,
	2007	2006
Net Income	$4,774,000	$4,690,000
Shares:
Weighted average common shares outstanding	10,029,580	10,141,775
Dilutive effect of outstanding options, as determined by the application of the treasury stock method	161,702	122,917
Weighted average common shares oustanding, as adjusted	10,191,282	10,264,692
Basic earnings per share	$0.48	$0.46
Diluted earnings per share	$0.47	$0.46

Note 4.  Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

The provision for income taxes was computed based on financial statement income.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which became effective for the Company on January 1, 2007.  The Interpretation prescribes recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.  The adoption of FIN 48 at the beginning of 2007 by the Company did not result in any adjustment.

Note 5:  Stock Option Plans

At March 31, 2007, the Company had one share-based compensation plan.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

The Main Street Trust, Inc. 2000 Stock Incentive Plan (the “Plan”), which is shareholder-approved, permits the grant of options for up to 2,205,000 shares of the Company’s common stock.  The Board of Directors, or a committee appointed by the Board, may issue options that constitute incentive stock options to officers and employees and nonqualified options to directors, officers, employees, consultants and advisors of the Company and its related corporations (provided that such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction).  Restricted stock and stock appreciation rights (“SARs”) may also be granted.  SARs may be granted separately or in tandem with or by reference to an option granted prior to or simultaneously with the grant of such rights, to such eligible directors, officers, employees, consultants and advisors as may be selected by the Board of Directors.  The Plan is intended to provide a means whereby directors, officers, employees, consultants and advisors of the Company and its related corporations may sustain a sense of proprietorship and personal involvement in the continued development and financial success of the Company and its related corporations, and to encourage them to remain with and devote their best efforts to the business of the Company and its related corporations, thereby advancing the interests of the Company and its shareholders.  Grants under the Plan to date have been nonqualified options granted to directors and officers.  Options granted under the Plan have an exercise price equal to market value of the underlying common stock on the grant date.  Existing director options granted prior to 2003 are fully vested and exercisable on the date granted while director options granted in or after 2003 vest ratably over a one-year period from the date granted.  Existing officer options vest ratably over a three-year period from the date granted.  All outstanding options have a 10 year contractual life.  Dividends are not paid on unexercised options.

With the proposed merger of First Busey and Main Street Trust, Inc., the Compensation Committee decided to defer equity grants until some time after the completion of the merger.  If the merger is not expected to be completed in 2007, the Compensation Committee will reconsider the granting of options in 2007.  Also, if the proposed merger is completed, all current outstanding options become immediately and fully exercisable at the time of the merger.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated period:

Three Months Ended
March 31, 2006
Number of options granted	150,500
Risk-free interest rate	4.59% - 4.65%
Expected life, in years	6.50 - 8.00
Expected volatility	14.28%
Expected dividend yield	3.06%

Expected volatilities are based on historical volatility of the Company’s stock.  The Company uses historical data to estimate option exercises and terminations (turnover percentage) within the valuation model.  The expected term of options granted is derived from the output of the options valuation model which uses historical data and represents the period of time that options granted are expected to be outstanding.  Expected turnover percentage and expected term are estimated separately for directors and officers.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strips as of the grant date.

A summary of option activity under the Plan as of March 31, 2007, and changes since January 1, 2007 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Life	($000)
Outstanding as of January 1, 2007	845,381	$24.76
Granted	—	—
Exercised	(16,769)	22.12
Forfeited or expired	—	—
Outstanding at March 31, 2007	828,612	$24.82	6.2	$6,781
Vested at March 31, 2007	731,507	$24.13	5.9	$6,485
Exercisable as of March 31, 2007	731,507	$24.13	5.9	$6,485

The weighted-average grant-date fair value of options granted during the first three months of 2006 was $4.79.  The total intrinsic value of options exercised during the first three months of 2007 and 2006, was $210,000 and $63,000, respectively.  The fair value of nonvested shares is determined based on the market price of the Company’s shares on the grant date.

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes since January 1, 2007 is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested shares	Shares	Fair Value
Nonvested at January 1, 2007	122,622	$29.97
Granted	—	—
Vested	(25,517)	30.02
Forfeited	—	—
Nonvested at March 31, 2007	97,105	$29.96

As of March 31, 2007, there was $453,000 of total unrecognized compensation cost related to nonvested stock option compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.6 years or upon vesting on the merger date.  The weighted average grant date fair value of shares vested during the three month periods ended March 31, 2007 and 2006, was $4.86 and $4.78, respectively.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  Management does not anticipate any significant losses as a result of these transactions.

The following table summarizes these financial instruments and commitments (in thousands) at March 31, 2007 and 2006:

	March 31,
	2007	2006
Financial instruments whose contract amounts represent credit risk:
Commitments	$374,074	$343,247
Standby letters of credit	29,918	35,047

The majority of commitments are agreements to extend credit to a customer as long as there is no violation of any condition established in the contract.  Commitments, principally variable interest rates, generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  For commitments to extend credit, the Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties.  Also included in commitments at March 31, 2007 was $3.504 million to purchase other equity securities and $1.760 million for construction of new branches.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank may hold collateral, which include accounts receivables, inventory, property and equipment, and income producing properties, supporting those commitments, if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment.  The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Bank would be entitled to seek recovery from the customer.  At March 31, 2007 and 2006, no amounts had been recorded as liabilities for the Bank’s potential obligations under these guarantees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Assets and Liabilities

Total assets decreased $7.562 million, or 0.5%, to $1.529 billion at March 31, 2007 compared to $1.537 billion at December 31, 2006.  Decreases in federal funds sold and interest bearing deposits, investments in debt and equity securities held to maturity, cash and due from banks, non-marketable equity securities, core deposit intangibles and other assets, were partially offset by increases in loans, accrued interest receivable, investments in debt and equity securities available for sale, premises and equipment and mortgage loans held for sale.

Cash and due from banks decreased $2.844 million, or 5.9%, to $45.764 million at March 31, 2007 compared to $48.608 million at December 31, 2006.

Federal funds sold and interest bearing deposits decreased $9.711 million, or 76.0%, to $3.066 million at March 31, 2007 compared to $12.777 million at December 31, 2006.  Federal funds sold and interest bearing deposits fluctuate with loan demand, deposit volume and investment opportunities.

Total investments in debt and equity securities decreased $6.253 million, or 1.6%, to $396.442 million at March 31, 2007 compared to $402.695 million at December 31, 2006.  Included in the change were decreases of $7.435 million, or 10.6%, in investments in securities held to maturity and $380,000, or 2.7% in non-marketable equity securities, offset somewhat by an increase of $1.562 million, or 0.5% in securities available for sale.  Investments fluctuate with loan demand, deposit volume and investment opportunities.

Loans, net of allowance for loan losses, increased $7.868 million, or 0.8%, to $995.353 million at March 31, 2007 compared to $987.485 million at December 31, 2006.  Included in the change were increases of $8.881 million, or 2.8%, in commercial, financial and agricultural loans and $5.910 million, or 1.2%, in commercial real estate loans, offset somewhat by decreases of $4.289 million, or 3.4%, in residential real estate loans and $3.340 million, or 4.3%, in installment and consumer loans.  The decrease in residential real estate loans was attributed to a slow residential real estate market as well as attractive fixed rate options that the Bank normally sells after origination.  The decrease in installment and consumer loans was due to the Company being unwilling to meet some of the underwriting and pricing available in the market on these types of loans.

Mortgage loans held for sale increased $574,000, or 51.4%, to $1.690 million at March 31, 2007 compared to $1.116 million at December 31, 2006.  Mortgage loans held for sale tend to fluctuate with the timing of loan closings.

Premises and equipment increased $1.208 million, or 5.4%, to $23.655 million at March 31, 2007 compared to $22.447 million at December 31, 2006.  The increase included purchases of $1.895 million due, in part, to FirsTech’s new office in Clayton, Missouri and the purchase of land for future branch expansion.  Purchases were offset somewhat by depreciation and amortization expense of $687,000.

Core deposit intangibles, due to the acquisition of Citizens, decreased $217,000, or 5.9%, to $3.481 million at March 31, 2007 compared to $3.698 million at December 31, 2006 due to amortization.

Accrued interest receivable increased $2.011 million, or 20.8%, to $11.674 million at March 31, 2007 compared to $9.663 million at December 31, 2006, primarily due to an increase of $1.996 million in U.S. Government Agencies receivable due to the timing of their semi-annual interest payments.

Total liabilities decreased $10.714 million, or 0.8%, to $1.376 billion at March 31, 2007 compared to $1.386 billion at December 31, 2006.  There were decreases in all categories of liabilities except interest bearing deposits and other liabilities.

Total deposits increased $9.288 million, or 0.8%, to $1.243 billion at March 31, 2007 from $1.233 billion at December 31, 2006.  In addition to the increase in deposits, there was also a change in the mix as non-interest bearing deposits decreased $10.099 million, or 4.5%, from $225.325 million at December 31, 2006 to $215.226 million at March 31, 2007 and interest bearing deposits increased $19.387 million, or 1.9%, from $1.008 billion at December 31, 2006 to $1.028 billion at March 31, 2007.

Federal funds purchased and repurchase agreements decreased $13.267 million, or 12.2%, to $95.056 million at March 31, 2007 from $108.323 million at December 31, 2006.  Included in this change was a decrease of $14.242 million in repurchase agreements offset slightly by a $975,000 increase in federal funds purchased.

Federal Home Loan Bank advances and other borrowings decreased $6.454 million, or 26.4%, to $18.023 million at March 31, 2007 compared to $24.477 million at December 31, 2006 due to $5.431 million of matured FHLB advances and repayment of a $1.000 million line of credit from a correspondent bank.

Investment Securities

The carrying value of investments in debt and equity securities was as follows for March 31, 2007 and December 31, 2006:

Carrying Value of Securities

(in thousands)

	March 31, 2007	December 31, 2006
Available-for-sale(1):
Federal agencies	$299,123	$299,275
Mortgage-backed securities	11,280	8,947
State and municipal	9,305	9,658
Marketable equity securities	429	695
Total available-for-sale	$320,137	$318,575
Held-to-maturity(1):
Federal agencies	$21,172	$27,340
Mortgage-backed securities	27,362	28,974
State and municipal	13,924	13,579
Total held-to-maturity	$62,458	$69,893
Non-marketable equity securities:
Federal Home Loan Bank stock(2)	$10,656	$10,656
Other equity investments(3)	3,191	3,571
Total non-marketable equity securities	$13,847	$14,227
Total investment securities	$396,442	$402,695

(1)   Investment securities available-for-sale are carried at fair value.  Investment securities held-to-maturity are carried at amortized cost.

(2)   Federal Home Loan Bank Stock is carried at cost, which approximates fair value.

(3)   Other equity investments are valued at fair value based upon their financial statements.

The following table shows the maturities and weighted-average yields of investment securities at March 31, 2007.  All securities are shown at their contractual maturity.

Maturities and Weighted Average Yields of Debt Securities

(dollars in thousands)

March 31, 2007

	1 year		1 to 5		5 to 10		Over 10
	or less		years		years		years		Total
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Securities available-for-sale:
Federal agencies	$177,748	3.53%	$102,504	4.81%	$18,871	5.65%	$—	—	$299,123	4.10%
Mortgage-backed securities(1)	$1,645	3.97%	$2,892	5.62%	$3,699	5.15%	$3,044	5.64%	$11,280	5.23%
State and municipal (TE)(2)	$3,784	6.56%	$5,047	6.93%	$474	7.76%	$—	—	$9,305	6.82%
Marketable equity securities(3)	$—	—	$—	—	$—	—	$—	—	$429	—
Total	$183,177		$110,443		$23,044		$3,044		$320,137
Average Yield (TE)(2)		3.60%		4.93%		5.62%		5.64%		4.22%
Securities held-to-maturity:
Federal agencies	$10,000	3.24%	$10,322	3.13%	$850	4.15%	$—	—	$21,172	3.22%
Mortgage-backed securities(1)	$1,542	2.94%	$24,342	5.29%	$1,303	5.26%	$175	6.74%	$27,362	5.17%
State and municipal (TE)(2)	$7,564	5.89%	$4,976	6.33%	$634	7.23%	$750	7.74%	$13,924	6.21%
Total	$19,106		$39,640		$2,787		$925		$62,458
Average Yield (TE)(2)		4.26%		4.86%		5.37%		7.55%		4.74%
Non-marketable equity securities(3): Federal Home Loan Bank stock	$—	—	$—	—	$—	—	$—	—	$10,656	—
Other equity investments	$—	—	$—	—	$—	—	$—	—	$3,191	—
Total	$—	—	$—	—	$—	—	$—	—	$13,847	—

(1)   Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and certain securities require principal repayments prior to maturity.

(2)   Rate has been tax equivalized on state and municipal tax exempt securities.

(3)   Due to the nature of these securities, they do not have a stated maturity date or rate.

Continuous gross unrealized losses of investments in debt and equity securities (in thousands) which are classified as temporary were as follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing greater
	than 12 months		than 12 months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-Sale:
Federal agencies	$23,372	$35	$257,999	$1,413	$281,371	$1,448
Mortgage-backed securities	2,850	14	6,241	206	9,091	220
State and municipal	—	—	1,596	32	1,596	32
Subtotal, debt securities	$26,222	$49	$265,836	$1,651	$292,058	$1,700
Marketable equity securities	$106	$31	$—	$—	106	31
Total temporarily impaired securities	$26,328	$80	$265,836	$1,651	$292,164	$1,731

Held-to-Maturity:
Federal agencies	$—	$—	$20,645	$429	$20,645	$429
Mortgage-backed securities	1,539	8	21,835	293	23,374	301
State and municipal	956	2	3,015	26	3,971	28
Total temporarily impaired securities	$2,495	$10	$45,495	$748	$47,990	$758

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for the period of time sufficient to allow for any anticipated recovery in fair value.  Effective for the period ended December 31, 2005, the Company modified its policy for evaluating investments for other-than-temporary impairment.  Under its new policy, investments, other than debt security investments where the impairment is deemed to be due solely to interest rate movements, are assumed to be impaired and the impairment recognized through earnings no later than twelve months from the date the security was first impaired, unless there is “overwhelming evidence to the contrary.”  Under the policy, “overwhelming evidence to the contrary” is a rare instance, but might include, among other things, an announced sale soon after a reporting period where the price would cause an impairment to reverse.  Further, under certain circumstances, including a bankruptcy, catastrophic event or other circumstances which cause the Company to determine, after analyzing the specific facts, that the decline in the fair value is other than temporary, the Company would recognize an other than temporary impairment write-down upon such occurrence or determination, and not wait twelve months from the time of the impairment.

For the period ended March 31, 2007, the $1.651 million continuous unrealized losses greater than 12 months on available-for-sale securities were made up of 52 debt securities and were believed to be temporary losses.  Marketable equity securities available-for-sale have no continuous unrealized loss greater than 12 months.  The $748,000 continuous unrealized losses greater than 12 months on held-to-maturity securities were made up of 43 debt securities and were believed to be temporary losses.

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

Loans

The following table presents the amounts and percentages of loans at March 31, 2007 and December 31, 2006 according to the categories of commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loans.

Amount of Loans Outstanding

(dollars in thousands)

	March 31, 2007		December 31, 2006
	Amount	Percentage	Amount	Percentage

Commercial, financial and agricultural	$321,754	31.89%	$312,873	31.23%
Real Estate - Commercial	489,913	48.55%	484,003	48.31%
Real Estate - Residential	122,911	12.18%	127,200	12.69%
Installment and consumer	74,506	7.38%	77,846	7.77%
Total loans	$1,009,084	100.00%	$1,001,922	100.00%

The balance of loans outstanding as of March 31, 2007 by maturity is shown in the following table:

Maturity of Loans Outstanding

(dollars in thousands)

March 31, 2007

	1 year	1 to 5	Over 5
	or less	years	years	Total

Commercial, financial and agricultural	$179,929	$100,968	$40,857	$321,754
Real Estate - Commercial	129,284	240,635	119,994	489,913
Real Estate - Residential	9,412	28,916	84,583	122,911
Installment and consumer	16,003	24,143	34,360	74,506
Total	$334,628	$394,662	$279,794	$1,009,084
Percentage of total loans outstanding	33.16%	39.11%	27.73%	100.00%

Capital

Total shareholders’ equity increased $3.152 million from December 31, 2006 to March 31, 2007.  Treasury stock transactions were $370,000 primarily due to the exercise of stock options.  Additional paid in capital increased $205,000 due to current period stock option activity.  The change in shareholders’ equity is summarized as follows:

Shareholders’ Equity (in thousands)

Shareholders’ equity, December 31, 2006	$150,355
Net income	4,774
Treasury stock transactions, net	370
Additional paid in capital	205
Cash dividends declared	(2,510)
Other comprehensive income	313
Shareholders’ equity, March 31, 2007	$153,507

On March 20, 2007, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per share of the Company’s common stock.  The dividend of $2.510 million was paid on April 20, 2007, to holders of record on April 1, 2007.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2007, that the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

As of March 31, 2007, the most recent notifications from primary regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, banks must maintain minimum total capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to average assets ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table (in thousands):

					To be well
			For capital		capitalized under
			adequacy		prompt corrective
	Actual		purposes:		action provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total capital (to risk-weighted assets) Consolidated	$145,014	12.7%	$91,658	8.0%	N/A
Main Street Bank & Trust	$130,796	11.6%	$90,546	8.0%	$113,183	10.0%
Tier I capital (to risk-weighted assets) Consolidated	$132,272	11.5%	$45,829	4.0%	N/A
Main Street Bank & Trust	$117,115	10.3%	$45,273	4.0%	$67,910	6.0%
Tier I capital (to average assets) Consolidated	$132,272	8.7%	$60.526	4.0%	N/A
Main Street Bank & Trust	$117,115	7.8%	$60,076	4.0%	$75,095	5.0%

Interest Rate Sensitivity

The concept of interest rate sensitivity attempts to gauge exposure of the Company’s net interest income to adverse changes in market driven interest rates by measuring the amount of interest-sensitive assets and interest-sensitive liabilities maturing or subject to repricing within a specified time period.  Liquidity represents the ability of the

Company to meet the day-to-day demands of deposit customers balanced by its investments of these deposits.   The Company must also be prepared to fulfill the needs of credit customers for loans with various types of maturities and other financing arrangements.  The Company monitors its interest rate sensitivity and liquidity through the use of static gap reports which measure the difference between assets and liabilities maturing or repricing within specified time periods as well as financial forecasting/budgeting/reporting software packages.

The following table presents the Company’s interest rate sensitivity at various intervals at March 31, 2007:

Rate Sensitivity of Earning Assets and Interest Bearing Liabilities

(dollars in thousands)

	1-30	31-90	91-180	181-365	Over
	Days	Days	Days	Days	1 year	Total
Interest earning assets:

Federal funds sold and interest bearing deposits	$3,066	$—	$—	$—	$—	$3,066
Debt and equity securities (1)	13,714	45,238	16,277	152,067	169,146	396,442
Loans (2)	307,388	36,738	60,864	91,210	514,574	1,010,774
Total earning assets	$324,168	$81,976	$77,141	$243,277	$683,720	$1,410,282
Interest bearing liabilities:

Savings and interest bearing demand deposits	$15,511	$1,916	$2,874	$5,744	$218,321	$244,366
Money market savings deposits	283,198	—	—	—	—	283,198
Time deposits	36,951	54,484	67,519	232,443	108,588	499,985
Federal funds purchased and repurchase agreements	89,902	104	2,323	2,727	—	95,056
FHLB advances and other borrowings	—	13,000	—	5,023	—	18,023
Total interest bearing liabilities	$425,562	$69,504	$72,716	$245,937	$326,909	$1,140,628
Net asset (liability) funding gap	(101,394)	12,472	4,425	(2,660)	356,811	269,654
Repricing gap	0.76	1.18	1.06	0.99	2.09	1.24
Cumulative repricing gap	0.76	0.82	0.85	0.89	1.24	1.24

(1) Debt and equity securities include securities available-for-sale, securities held-to-maturity and non-marketable equity securities.

(2) Loans are gross and include mortgage loans held-for-sale.

Included in the 1-30 day category of savings and interest-bearing demand deposits are non-core deposits plus a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits.  “Core deposits” are the lowest average balance of the prior twelve months of each product type included in this category.  “Non-core deposits” are the difference between the current balance and core deposits.  The time frames include a percentage, based upon industry-accepted assumptions and Company analysis, of the core deposits, as follows:

	1-30 Days	31-90 Days	91-180 Days	181-365 Days	Over 1 Year
Savings and interest-bearing demand deposits	0.45%	0.85%	1.25%	2.45%	95.00%

At March 31, 2007, the Company was somewhat liability sensitive due to the levels of savings and interest bearing demand deposits, time deposits and federal funds purchased and repurchase agreements.  As such, the effect of an increase in the interest rate for all interest earning assets and interest bearing liabilities of 100 basis points would decrease annualized net interest income by approximately $1.014 million in 30 days and $889,000 in 90 days, assuming no management intervention.  A decrease in interest rates would have the opposite effect for the same time periods.  The

Company’s Asset and Liability Management Policy states that the cumulative ratio of rate-sensitive assets (“RSA”) to rate-sensitive liabilities (“RSL”) for the 12-month period should fall within the range of 0.75-1.25.  As of March 31, 2007, the Company’s RSA/RSL was 0.89, which was within the established guidelines.

In addition to managing interest rate sensitivity and liquidity through the use of gap reports, the Company has provided for emergency liquidity situations with informal agreements with correspondent banks that permit the Company to borrow federal funds on an unsecured basis.  Additionally, at March 31, 2007, the Company had a $15 million unsecured line of credit with a correspondent bank, all of which was available at that date.  The Company also has sufficient capacity to permit it to borrow funds from the Federal Home Loan Bank on a secured basis (refer to the Liquidity and Cash Flows section that follows for additional information).

The Company uses financial forecasting/budgeting/reporting software packages to perform interest rate sensitivity analysis for all product categories.  The Company’s primary focus of its analysis is on the effect of interest rate increases and decreases on net interest income.  Management believes that this analysis reflects the potential effects on current earnings of interest rate changes.  Call criteria and prepayment assumptions are taken into consideration for investments in debt and equity securities.  All of the Company’s financial instruments are analyzed by a software database which includes each of the different product categories which are tied to key rates such as prime, Treasury Bills, or the federal funds rate.  The relationships of each of the different products to the key rate that the product is tied to is proportional.  The software reprices the products based on current offering rates.  The software performs interest rate sensitivity analysis by performing rate shocks of plus or minus 200 basis points in 100 basis point increments.

The following table shows projected results at March 31, 2007 and December 31, 2006 of the impact on net interest income from an immediate change in interest rates.  The results are shown as a percentage change in net interest income over the next twelve months.

	Basis Point Change
	+200	+100	-100	-200
March 31, 2007	5.4%	2.7%	(2.8)%	(5.7)%
December 31, 2006	4.7%	2.4%	(2.5)%	(5.2)%

The foregoing computations are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit mix.  The computed estimates should not be relied upon as a projection of actual results.  Despite the limitations on preciseness inherent in these computations, management believes that the information provided is reasonably indicative of the effect of changes in interest rate levels on the net earning capacity of the Company’s current mix of interest earning assets and interest bearing liabilities.  Management continues to use the results of these computations, along with the results of its computer model projections, in order to enhance earnings potential while positioning the Company to minimize the effect of a prolonged shift in interest rates that would adversely affect future results of operations.

At the present time, the most significant market risk affecting the Company is interest rate risk.  Other market risks such as foreign currency exchange risk and commodity price risk do not occur in the normal business of the Company.  The Company also is not currently using trading activities or derivative instruments to control interest rate risk.

Liquidity and Cash Flows

The Company requires cash to fund loan growth and deposit withdrawals.  Cash flows fluctuate with changes in economic conditions, current interest rate trends and as a result of management strategies and programs.  In general, funds provided by customer deposits, federal funds purchased and repurchase agreements, and maturities, calls and paydowns of investment securities are used to fund loans and purchase investment securities.  Available funds are used to fund demand for loans that meet the Company’s credit quality guidelines, with the remaining funds used to purchase investment securities and/or federal funds sold.  The Company monitors the demand for cash and initiates programs and policies as considered necessary to meet funding gaps.

The Company was able to adequately fund loan demand and meet liquidity during the first quarter of 2007.  A review of the consolidated statement of cash flows in the accompanying financial statements shows that the Company’s cash and cash equivalents decreased $12.555 million from December 31, 2006 to March 31, 2007.  The decrease in 2007 resulted from cash used in financing activities and investing activities, offset somewhat by cash provided by operating activities.  There were differences in sources and uses of cash during 2007 compared to 2006.  Less cash was used in financing activities during the first quarter of 2007 compared to the same period in 2006, primarily due to differences in deposits, federal funds purchased and repurchase agreements and payments on Federal Home Loan Bank and other borrowings.  Cash used by financing activities during the first quarter of 2007 was $12.487 million compared to cash used of $48.762 million during the same period in 2006.  In 2007, cash provided by deposits of $9.288 million was the result of an increase in interest bearing deposits of $19.387 million, offset somewhat by a $10.099 million decrease in non-interest bearing deposits.  During 2006, cash used by deposits of $23.247 million was primarily the result of a decrease in non-interest bearing deposits.  In 2007, cash used by federal funds purchased and repurchase agreements of $13.267 million was the result of a $14.242 million decrease in repurchase agreements, offset slightly by a $975,000 increase in federal funds purchased.  In 2007, payments on Federal Home Loan Bank advances and other borrowings of $6.454 million was mainly the result of the maturities of $5.431 million of Federal Home Loan Bank advances and the repayment of a $1.000 million borrowing from a bank.  During 2006, payments on Federal Home Loan Bank and other borrowings of $19.620 million was mainly the result of the maturities of $18.000 million of Federal Home Loan Bank advances.

Cash was used by investing activities during the first quarter of 2007 compared to cash provided during the same period in 2006, primarily due to differences in activities in the loan portfolio and in investments in debt and equity securities.  Cash used by loans during the first quarter of 2007 was $8.468 million as a result of an increase in gross loans, compared to cash provided by loans during the first quarter of 2006 of $40.358 million due to a decrease in gross loans.  Cash provided by activities related to investments in debt and equity securities during the first quarter of 2007 was $6.569 million compared to cash used of $34.419 million during the same period in 2006.  During the first quarter of 2007, proceeds of $27.863 million from maturities, calls and sales of debt and equity securities, principal paydowns on mortgage-backed securities and return of principal on other equity securities were offset somewhat by cash used to purchase debt and equity securities of $21.294 million.  During the same period in 2006, cash used to purchase debt and equity securities of $43.532 million was offset somewhat by proceeds from maturities, calls and sales of debt and equity securities, principal paydowns from mortgage-backed securities and return of principal on other equity securities of $9.113 million.  More cash was provided by operating activities in 2007 compared to 2006.

The Company’s future short-term cash requirements are expected to be provided by maturities and sales of investments, sales of loans and deposits.  Cash required to meet longer-term liquidity requirements will mostly depend on future goals and strategies of management, the competitive environment, economic factors and changes in the needs of customers.  If current sources of liquidity cannot provide needed cash in the future, the Company can obtain long-term funds from several sources, including, but not limited to, utilizing the Company’s $15 million line of credit from a correspondent bank, FHLB advances and brokered CDs.  To meet short-term liquidity needs, the Company is able to borrow funds on a temporary basis from the Federal Reserve Bank, the FHLB and correspondent banks.  With sound capital levels, the Company continues to have several options for longer-term cash needs, such as for future expansion and acquisitions.

Management is not aware of any current recommendations by the Company’s primary regulators which if implemented would have a material effect on the Company’s liquidity, capital resources or operations.

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

Provision and Allowance for Loan Losses

The provision for loan losses is based on management’s evaluation of the loan portfolio in light of national and local economic conditions, changes in the composition and volume of the loan portfolio, changes in the volume of past due and nonaccrual loans, and other relevant factors.  The allowance for loan losses, which is reported as a deduction from loans, is available for loan charge-offs.  The allowance is increased by the provision charged to expense and is reduced by loan charge-offs net of loan recoveries.  The allowance is allocated between the commercial, financial and agricultural; commercial real estate; residential real estate; and installment and consumer loan portfolios according to the historical losses experienced in each of these portfolios as well as the current level of watch list loans and nonperforming loans for each portfolio.  Loans for which borrower cash flow and the estimated liquidation value of collateral are inadequate to repay the total outstanding balance are evaluated separately and assigned a specific allocation.  The unallocated portion of the allowance is determined by economic conditions and other factors mentioned above.  The balance of the allowance for loan losses was $13.731 million at March 31, 2007 compared to $14.437 million at December 31, 2006, a decrease of $706,000.  Net charge-offs were $1.306 million and the provision totaled $600,000 during the first three months of 2007 compared to net charge-offs of $323,000 and provision of $450,000 for the first three months of 2006.  The increase in charge-offs during the first quarter of 2007 was primarily due to a $1.000 million charge-off of a commercial real estate credit totaling $4.130 million.  A specific allocation of $1.000 million was also maintained on the credit and the remaining amount appears to be adequately secured by the subject real estate.  The allowance for loan losses as a percentage of gross loans, including loans held-for-sale, was 1.36% at March 31, 2007, compared to 1.44% at December 31, 2006.  Gross loans, including loans held-for-sale, increased 0.8% to $1.011 billion at March 31, 2007 from $1.003 billion at December 31, 2006.

One measure of the adequacy of the allowance for loan losses is the ratio of the allowance to nonperforming loans.  The allowance for loan losses as a percentage of nonperforming loans was 161.4% at March 31, 2007 compared to 175.8% at December 31, 2006.  Nonperforming loans increased from $8.213 million at December 31, 2006 to $8.509 million at March 31, 2007.  The $296,000 increase in nonperforming loans during the first three months of 2007 resulted from a $46,000 increase in nonaccrual loans and an increase of $250,000 in loans past due 90 days or more.  The increase in nonaccrual loans was due to an increase in commercial, financial and agricultural loans, offset somewhat by decreases in commercial real estate, residential real estate and consumer loans.  The increase in loans past due 90 days or more was due to increases in commercial, financial and agricultural, commercial real estate and consumer loans, offset somewhat by a decrease in residential real estate loans.  Management believes that nonperforming and potential problem loans are appropriately identified and monitored based on the extensive loan analysis performed by the credit administration department, the internal loan committees and the board of directors.  Historically, there have not been a significant amount of loans charged off which had not been previously identified as problem loans by the credit administration department or the loan committees.

The following table summarizes changes in the allowance for loan losses by loan categories for each period and additions to the allowance for loan losses, which have been charged to operations.

Allowance for Loan Losses

(dollars in thousands)

	March 31, 2007	March 31, 2006
Allowance for loan losses at beginning of year	$14,437	$13,472
Charge-offs during period:
Commercial, financial and agricultural	$—	$(165)
Commercial real estate	(1,000)	(67)
Residential real estate	(30)	(71)
Installment and consumer	(357)	(105)
Total	$(1,387)	$(408)
Recoveries of loans previously charged off:
Commercial, financial and agricultural	$10	$1
Commercial real estate	—	—
Residential real estate	—	—
Installment and consumer	71	84
Total	$81	$85
Net (charge-offs) recoveries	$(1,306)	$(323)
Provision for loan losses	600	450
Allowance for loan losses at end of quarter	$13,731	$13,599
Ratio of net charge-offs to average net loans	(0.13)%	(0.03)%

The following table shows the allocation of the allowance for loan losses allocated to each category.

Allocation of the Allowance for Loan Losses

(in thousands)

	March 31, 2007	December 31, 2006

Allocated:
Commercial, financial and agricultural	$5,311	$5,245
Commercial real estate	6,368	6,772
Residential real estate	420	424
Installment and consumer	1,130	1,218
Total allocated allowance	$13,229	$13,659
Unallocated allowances	502	778
Total	13,731	14,437

The following table presents the aggregate amount of loans considered to be nonperforming for the periods indicated.  Nonperforming loans include loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more as to interest or principal payments and loans which are troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

Nonperforming Loans (dollars in thousands)

	March 31, 2007	December 31, 2006
Nonaccrual loans(1)	$7,515	$7,469
Loans past due 90 days or more	$994	$744
Restructured loans(2)	$14	$231

(1) Includes $2.396 million at March 31, 2007 and $2.471 million at December 31, 2006 of loans which management does not consider impaired as defined by the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS 114).

(2) Loans reported as restructured are performing in accordance with their new terms, are not 90 days past due or more, and are not on nonaccrual status.  Therefore, the Company excludes these loan balances in the calculations of its nonperforming loan ratios and percentages.

Other Nonperforming Assets (dollars in thousands)

	March 31, 2007	December 31, 2006
Other real estate owned	$75	$171
Nonperforming other assets	$24	$6

Results of Operations

Results of Operations for the Three Months Ended March 31, 2007

Net income for the first three months of 2007 was $4.774 million, an $84,000, or 1.8%, increase from $4.690 million for the same period in 2006.  Basic earnings per share increased $0.02, or 4.3%, to $0.48 per share in the first three months of 2007 from $0.46 per share in the first three months of 2006.   Diluted earnings per share increased $0.01, or 2.2%, to $0.47 per share in the first three months of 2007 from $0.46 per share in the first three months of 2006.

The following schedule “Consolidated Average Balance Sheet and Interest Rates” provides details of average balances, interest income or interest expense, and the average rates for the Company’s major asset and liability categories.

Consolidated Average Balance Sheet and Interest Rates

(dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Taxable investment securities(1)	$384,145	$4,362	4.61%	$436,872	$4,106	3.81%
Tax-exempt investment securities(1) (TE)	22,250	371	6.76%	32,820	508	6.28%
Federal funds sold and interest bearing deposits(2)	12,028	248	8.36%	20,024	297	6.02%
Loans(3),(4) (TE)	990,094	18,005	7.38%	977,086	16,800	6.97%

Total interest earning assets and interest income (TE)	$1,408,517	$22,986	6.62%	$1,466,802	$21,711	6.00%

Cash and due from banks	$46,091			$46,121
Premises and equipment	23,369			23,040
Other assets	61,157			59,149

Total assets	$1,539,134			$1,595,112

Liabilities and Shareholders’ Equity
Interest bearing demand deposits	$69,564	$116	0.68%	$72,027	$110	0.62%
Savings	447,865	3,511	3.18%	488,648	3,216	2.67%
Time deposits	502,297	5,635	4.55%	466,913	4,092	3.55%
Federal funds purchased and repurchase agreements	107,201	1,293	4.89%	122,966	1,151	3.80%
FHLB advances and other borrowings	20,438	287	5.70%	58,245	681	4.74%

Total interest bearing liabilities and interest expense	$1,147,365	$10,842	3.83%	$1,208,799	$9,250	3.10%

Non-interest bearing demand deposits	$147,323			$149,487
Non-interest bearing savings deposits	74,266			72,878
Other liabilities	18,216			19,071

Total liabilities	$1,387,170			$1,450,235
Shareholders’ equity	151,964			144,877

Total liabilities and shareholders’ equity	$1,539,134			$1,595,112

Interest spread (average rate earned minus average rate paid) (TE)			2.79%			2.90%

Net interest income (TE)		$12,144			$12,461

Net yield on interest earnings assets (TE)			3.50%			3.45%

See next page for Notes 1-4.

Notes to Consolidated Average Balance Sheet and Interest Rates Tables:

(1)             Investments in debt securities are included at carrying value. Income from taxable investment securities included net losses on venture capital funds of approximately $81,000 and $226,000 in 2007 and 2006, respectively.  Due to the nature of venture capital investments, future results cannot be predicted based on past performance.

(2)             Federal funds sold and interest bearing deposits included approximately $67,000 in 2007 and $65,000 in 2006 of   interest income from third party processing of cashier checks.

(3)             Loans are net of allowance for loan losses and include mortgage loans held-for-sale.  Nonaccrual loans are included in  the total.

(4)             Loan fees of approximately $240,000 and $383,000 in 2007 and 2006, respectively, were included in total loan income.

Net interest income, the most significant component of the Company’s earnings, is the difference between interest received or accrued on the Company’s earning assets – primarily loans and investments – and interest paid or accrued on deposits and borrowings.  In order to compare the interest generated from different types of earning assets, the interest income on certain tax-exempt investment securities and loans is increased for analysis purposes to reflect the income tax savings provided by the tax-exempt assets.  The adjustment to interest income for tax-exempt investment securities and loans was calculated based on the federal income tax statutory rate of 35%.  The following table presents, on a tax equivalent (TE) basis, an analysis of changes in net interest income resulting from changes in average volumes of earning assets and interest bearing liabilities and average rates earned and paid.  The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

Analysis of Volume and Rate Changes

(in thousands)

Three Months Ended March 31, 2007

	Increase
	(Decrease)
	from
	Previous	Due to	Due to
	Year	Volume	Rate
Interest Income
Taxable investment securities	$256	$(533)	$789
Tax-exempt investment securities (TE)	(137)	(174)	37
Federal funds sold and interest bearing deposits	(49)	(142)	93
Loans (TE)	1,205	226	979

Total interest income (TE)	$1,275	$(623)	$1,898
Interest Expense
Interest bearing demand and savings deposits	$301	$(270)	$571
Time deposits	1,543	328	1,215
Federal funds purchased and repurchase agreements	142	(161)	303
FHLB advances and other borrowings	(394)	(510)	116

Total interest expense	$1,592	$(613)	$2,205

Net Interest Income (TE)	$(317)	$(10)	$(307)

Net interest income on a tax equivalent basis was $317,000, or 2.5%, lower for the first three months of 2007 compared to the same period of 2006.  Total tax-equivalent interest income was $1.275 million, or 5.9%, higher in 2007 compared to 2006, while interest expense increased $1.592 million, or 17.2%.  The increase in tax-equivalent interest income and interest expense was due to higher rates offset somewhat by lower volume.

The increase in total tax-equivalent interest income was due to an increase in interest income from loans and taxable investment securities, offset somewhat by a decrease in interest income from tax-exempt investment securities and federal funds sold and interest bearing deposits.  The increase in interest income from loans was due to both higher rates and an increase in volume.  The increase in interest income from taxable investment securities was due to higher rates offset somewhat by lower volume.  The decrease in interest income from tax-exempt investment securities was primarily due to lower volume.  The decrease in federal funds sold and interest bearing deposits was due to lower volume offset somewhat by an increase in rates.

The increase in total interest expense was due to an increase in interest expense from time deposits, interest bearing demand and savings deposits and federal funds purchased and repurchase agreements, offset somewhat by a decrease in interest expense from FHLB advances and other borrowings.  The increase in interest expense on time deposits was due to an increase in both rates and volume.  The increases in interest expense from interest bearing demand and savings deposits and federal funds purchased and repurchase agreements were both due to higher rates offset somewhat by lower volume.  The decrease in interest expense from FHLB advances and other borrowings was due to lower volume, offset somewhat by higher rates.

The provision for loan losses recorded was $600,000 during the first three months of 2007 compared to $450,000 during the same period in 2006.  The provision was increased in the first quarter of 2007 mainly due to a reduction in the allowance for loan losses as a result of the level of net charge-offs during the period.  The provision during both periods was based on management’s analysis of the loan portfolio, as discussed in the provision for loan losses section above.

The following table summarizes selected categories of non-interest income and non-interest expense for the three months ended March 31, 2007 and 2006.

Non-interest Income and Expense for the

Three Months Ended March 31,

Non-interest Income (in thousands)	2007	2006	$ change	% change
Trust and brokerage fees (1)	$2,158	$1,915	$243	12.7%
Remittance processing income (2)	2,279	1,765	514	29.1%
Service charges on deposit accounts	564	685	(121)	(17.7%)
Securities transactions, net (3)	(231)	267	(498)	(186.5%)
Gain on sales of mortgage loans, net (4)	102	126	(24)	(19.0%)
Other	771	761	10	1.3%
Total non-interest income	$5,643	$5,519	$124	2.2%

Non-interest Expense (in thousands)	2007	2006	$ change	% change
Salaries and employee benefits	$5,995	$5,921	$74	1.2%
Occupancy	794	792	2	0.3%
Equipment (5)	681	615	66	10.7%
Data processing (6)	909	738	171	23.2%
Office supplies	301	296	5	1.7%
Service charges from correspondent banks	78	64	14	21.9%
Amortization of core deposit intangibles	217	218	(1)	(0.5%)
Other	1,367	1,401	(34)	(2.4%)
Total non-interest expense	$10,342	$10,045	$297	3.0%

(1)             Contributing to the increase in trust and brokerage fees was a $136,000, or 437.2%, increase in income attributable to commissions from the sales of farm real estate due to an increase in closings during the first quarter of 2007 compared to the same period in 2006, and a $167,000, or 12.4%, increase in income from trust fees and employee benefit plan fees as a result of continuing efforts to grow new business and provide excellent service to existing customers.

(2)             The increase in remittance processing income was primarily due to a $239,000, or 25.0%, increase in Internet Agent income as a result of expansion of the agent base by approximately 800 agents at FirsTech, and the subsequent expansion of new and existing customer relationships, $148,000 in income attributable to its new online bill payment product which was introduced in the third quarter of 2006 and an $81,000, or 36.4% increase in currency exchange income as a result of a new product called Expedited Payments that generates higher fees to ensure that payments post quicker.

(3)             The loss on securities transactions, net, in 2007 included a $455,000 loss on venture capital funds offset, somewhat, by a $223,000 gain on the sale of the Bank’s holdings in other equity investments.

(4)             The decrease in gains on sales of mortgage loans, net, in 2007 was due to a $2.328 million, or 20.1%, decrease in mortgage loans funded in the first quarter of 2007 compared to the same period in 2006, primarily as a result of the slowdown in refinancings.

(5)             The increase in equipment expense in 2007 included a $64,000, or 18.7%, increase in depreciation expense primarily due to a $72,000 increase attributable to FirsTech due, in part, to the expansion of its Internet Agent base.

(6)             The increase in data processing expense in 2007 was primarily due to FirsTech, which had a $79,000, or 2014.7%, increase in programming fees and a $17,000, or 73.8%, increase in software expense due to preparations to open its new office in Clayton, Missouri and $68,000 in expense related to its new online bill payment product.

Income tax expense decreased $672,000, or 25.7%, during the first three months of 2007 compared to the same period in 2006.  The effective tax rate decreased to 28.9% during the first three months of 2007 from 35.8% during the same period in 2006.   The change in the effective tax rate was primarily due to a $305,000 tax credit in the first quarter of 2007 from a loss on an investment in a low-income housing project.

Business Segment Information

The Company currently operates in two industry segments.  The primary business involves providing banking services to central Illinois.  The Bank offers a full range of financial services to business and individual customers.  These services include demand, savings, time and individual retirement accounts; commercial, consumer (including automobile loans and personal lines of credit), agricultural and real estate lending; safe deposit and night depository services; farm management; farm realty service; full service trust department that offers a wide range of services such as investment management, acting as trustee, serving as guardian, executor or agent, comprehensive financial planning, miscellaneous consulting, and brokerage services offered through a third-party arrangement with Raymond James Financial Services.  The other industry segment involves remittance processing.  FirsTech provides the following services to electric, water and gas utilities, telecommunication companies, insurance companies, and charitable organizations: retail lockbox processing of payments delivered by mail on behalf of the biller; processing of payments delivered by customers to pay agents such as grocery stores, convenience stores and currency exchanges; concentration of payments delivered by the Automated Clearing House network and other payment processors such as MasterCard RPS, and online bill payment transactions processed on behalf of billers via the Internet.

Company information is provided for informational purposes only, since it is not considered a separate segment for reporting purposes.

The following table quantifies the Company’s business segment information for the three-months ended March 31, 2007 and 2006:

As of and for the	Banking	Remittance
Three Months Ended:	Services	Services	Company	Eliminations	Total

March 31, 2007
Total interest income	$22,738	$7	$127	$(17)	$22,855
Total interest expense	10,854	—	5	(17)	10,842
Provision for loan losses	600	—	—	—	600
Total non-interest income	4,063	2,355	(453)	(322)	5,643
Total non-interest expense	8,719	1,369	576	(322)	10,342
Income before income tax	6,628	993	(907)	—	6,714
Income tax expense	2,360	397	(817)	—	1,940
Net income	4,268	596	(90)	—	4,774
Goodwill	20,736	—	—	—	20,736
Total assets	1,516,882	5,113	155,847	(148,803)	1,529,039
Depreciation and amortization	535	138	14	—	687

March 31, 2006
Total interest income	$21,693	$6	$(160)	$(11)	$21,528
Total interest expense	9,173	—	88	(11)	9,250
Provision for loan losses	450	—	—	—	450
Total non-interest income	3,775	1,824	238	(318)	5,519
Total non-interest expense	8,805	1,156	402	(318)	10,045
Income before income tax	7,040	674	(412)	—	7,302
Income tax expense	2,498	283	(169)	—	2,612
Net income	4,542	391	(243)	—	4,690
Goodwill	20,736	—	—	—	20,736
Total assets	1,567,533	4,043	155,015	(145,222)	1,581,369
Depreciation and amortization	560	66	13	—	639

Emerging Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  The Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries include, and are not limited to, the following:

•                  Unexpected results of, or the inability to complete, the proposed merger with First Busey Corporation.

•                  The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks.

•                  The costs, effects and outcomes of existing or future litigation.

•                  Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public company Accounting Oversight Board.

•                  The ability of the Company to manage the risks associated with the foregoing as well as anticipated.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “Interest Rate Sensitivity” section above.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2007.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the disclosure controls or the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1.A.  Risk Factors

There have been no material changes in the risk factors applicable to the Company from those disclosed in Part I, Item 1.A. “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K.  Please refer to that section of the Company’s 10-K for disclosures regarding the risks and uncertainties related to the Company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of its shareholders on February 28, 2007, a majority of the shareholders of the Company voted in favor of the proposed merger of Main Street Trust, Inc. and First Busey Corporation.   The voting at the special meeting was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,637,320	22,565	20,565	0

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

MAIN STREET TRUST, INC.

Date:  May 9, 2007

By:	/s/ David B. White
David B. White, Executive Vice President
And Chief Financial Officer

By:	/s/ Van A. Dukeman
Van A. Dukeman, President
And Chief Executive Officer